Form 10-Q
period 2008-09-16
Bonanza Goldfield Corp.
filed 2008-11-05
CIK 1439264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 16, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 333-137170

———————

Bonanza Goldfields Corp.

(Exact name of registrant as specified in its charter)

———————

Nevada	26-2723015
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

736 East Braeburn Drive, Phoenix, AZ  85022

(Address of Principal Executive Office) (Zip Code)

(602) 488-4958

(Registrant’s telephone number, including area code)

———————

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓ Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Small Business Issuer	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class		Outstanding at August 10, 2008
Common stock, $0.0001 par value		10,300,000

Transitional Small Business Disclosure Format (check one):		Yes	✓	No

BONANZA GOLDFIELDS CORP.

INDEX TO FORM 10-QSB FILING

FOR THE THREE MONTHS ENDED SEPTEMBER 16, 2008

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements (unaudited)

1

Balance Sheets

1

Statement of Income

2

Statements of Cash Flows

3

Notes to Condensed Financial Statements

4

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

16

Item 4.    Controls and Procedures

16

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

18

Item 1a.  Risk Factors

18

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

22

Item 3.    Defaults Upon Senior Securities

22

Item 4.    Submission of Matters to a Vote of Security Holders

22

Item 5.    Other Information

22

Item 6.    Exhibits

22

CERTIFICATIONS

Exhibit 31 – Management certification
Exhibit 32 – Sarbanes-Oxley Act

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

BONANZA GOLDFIELDS CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS

:
ASSETS	September 16, 2008	June 18, 2008
	(unaudited)
CURRENT ASSETS
Cash	$2,240	$53,614
Total current assets	2,240	53,614

PROPERTY AND EQUIPMENT, net	––	––

Mining claim	99,000	99,000
TOTAL ASSETS	$101,240	$152,614

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$11,724	$14,500
Note payable	28,358	28,358
Total current liabilities	40,082	42,858

Note payable	56,000	56,000
TOTAL LIABILITIES	96,082	98,858

STOCKHOLDERS' EQUITY:
Common stock, $.0001 par value, 100,000,000 shares authorized;
10,300,000 issued and outstanding as of September 16, 2008 and
June 18, 2008, respectively	1,030	1,030
Additional paid-in capital	156,449	156,449
Accumulated deficit	(152,321)	(103,723)
Total stockholders' equity	5,158	53,756

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$101,240	$152,614

The accompanying notes are an integral part of these condensed financial statements.

BONANZA GOLDFIELDS CORPORATION

(An Exploration Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months	For the Period
	Ended	from March 6, 2008
	September 16,	(inception) through
	2008	September 16, 2008

Revenue	––	$––
Total	––	––

OPERATING EXPENSES:
General and administrative	48,598	151,963
Total operating expenses	48,598	151,963

OTHER (INCOME) AND EXPENSES:
Interest expense	––	358
Total other expense	––	358

NET LOSS	$48,598	$152,321

Weighted average shares outstanding - basic and diluted	10,300,000	10,300,000
10,300,000 issued and outstanding as of September 16, 2008 and
Loss per share - basic and diluted	$0.005	$0.015

The accompanying notes are an integral part of these condensed financial statements.

BONANZA GOLDFIELDS CORPORATION

(An Exploration Stage Company)

STATEMENTS OF CASHFLOWS
(Unaudited)

	Three Months	For the Period
	Ended	from March 6, 2008
	September 16,	(inception) through
	2008	September 16, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(48,598)	$(152,321)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Options issued	––	2,500
Common stock issued for compensation	––	69,979
Changes in assets and liabilities:		––
Accounts payable	(2,776)	11,724
Notes payable	––	28,358
Net cash used by operating activities	(51,374)	(39,760)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Intangible Asset	––	(99,000)
Net cash used in investing activities	––	(99,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable	––	56,000
Proceeds from the issuance of common stock	––	85,000
10,300,000 issued and outstanding as of September 16, 2008 and	––	141,000

INCREASE IN CASH	(51,374)	2,240
CASH, BEGINNING OF YEAR	53,614	––
CASH, END OF YEAR	$2,240	$2,240

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$––	$358
Taxes paid	$––	$––

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 16, 2008

NOTE 1 - DESCRIPTION OF BUSINESS

Bonanza Goldfields Corp. (“The Company”) was incorporated under the laws of the State of Nevada on March 6, 2008 ("Inception date") The Company has a June year end for reporting purposes. The Company is in the process of acquiring mineral properties or claims located in the State of Arizona, USA. The recoverability of amounts from the properties or claims will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying properties and/or claims, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property and/or claim agreements and to complete the development of the properties and/or claims, and upon future profitable production or proceeds for the sale thereof. The Company's corporate office is located in Phoenix, Arizona.

NOTE 2 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has period end losses from operations in September 16, 2008.  The Company has net losses for the period from inception (March 6, 2008) to September 16, 2008 of $152,321.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Management is planning to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

The Company's ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, achievement of profitable operations and/or the discovery, exploration, development and sale of mining reserves. The Company cannot reasonably be expected to earn revenue in the exploration stage of operations. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Basis of Presentation

The Company has produced minimal revenue from its principal business and is an exploration stage company as defined by the Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Exploration State Enterprises”.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

Exploration Stage Enterprise

The Company's financial statements are prepared pursuant to the provisions of SFAS No. 7, “Accounting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mining interests that will eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in major commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the development stage.  Mining companies subject to SFAS No. 7 are required to label their financial statements as an “Exploratory Stage Company,” pursuant to guidance provided by SEC Guide 7 for Mining Companies.

Revenue Recognition

As the Company is continuing exploration of its mineral properties, no significant revenues have been earned to date. The Company recognizes revenues at the time of delivery of the product.   Revenue includes sales value received for our principle product, gold, and associated by-product revenues from the sale of by-product metals consisting primarily of gold. Revenue is recognized when title to gold passes to the buyer and when collectibility is reasonably assured. The passing of title to the customer is based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets for example, the London Bullion Market, an active and freely traded commodity market, for both gold and silver, in an identical form to the product sold.

Pursuant to guidance in Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition for Financial Statements", revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectibility is probable. The passing of title to the customer is based on the terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets, for example the London Bullion Market for both gold and silver, in an identical form to the product sold.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 16, 2008 and June 18, 2008, respectively, cash and cash equivalents include cash on hand and cash in the bank.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon.  Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period
Furniture and Fixture	3 Years
Office equipment	3 Years
Leasehold improvements	5 Years

Mine Exploration and Development Costs

All exploration costs are expensed as incurred. Mine development costs are capitalized after proven and probable reserves have been identified.  Amortization is calculated using the units-of-production method over the expected life of the operation based on the estimated recoverable mineral ounces.

Mineral Properties

Significant payments related to the acquisition of mineral properties, mineral rights, and mineral leases are capitalized.  If a commercially mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method based on proven and probable reserves. If no commercially mineable ore body is discovered, or such rights are otherwise determined to have no value, such costs are expensed in the period in which it is determined the property has no future economic value.

Property Evaluations

Management of the Company will periodically review the net carrying value of its properties on a property-by-property basis. These reviews will consider the net realizable value of each property to determine whether a permanent impairment in value has occurred and the need for any asset write-down. An impairment loss will be recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset.  Measurement of an impairment loss will be based on the estimated fair value of the asset if the asset is expected to be held and used.

Although management will make its best estimate of the factors that affect net realizable value based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimate of net cash flows expected to be generated from its assets, and necessitate asset impairment write-downs.

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at September 16, 2008 and June 18, 2008, respectively, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

It is reasonably possible that due to uncertainties associated with defining the nature and extent of environmental contamination, application of laws and regulations by regulatory authorities, and changes in remediation technology, the ultimate cost of remediation and reclamation could change in the future. The Company continually reviews its accrued liabilities for such remediation and reclamation costs as evidence becomes available indicating that its remediation and reclamation liability has changed.

The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the associated long-lived assets and depreciated over the lives of the assets on a units-of-production basis.  Reclamation costs are accreted over the life of the related assets and are adjusted for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate on the underlying obligation.

Mineral property rights

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized. The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of September 16, 2008, management has determined that no impairment loss is required.

At such time as commercial production may commence, depletion of each mining property will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base. In cases where there are no proven or probable reserves, depletion will be provided on the straight-line basis over the expected economic life of the mine.

Asset retirement obligations

The Company plans to recognize liabilities for statutory, contractual or legal obligations, including those associated with the reclamation of mineral and mining properties and any plant and equipment, when those obligations result from the acquisition, construction, development or normal operation of the assets. Initially, a liability for an asset retirement obligation will be recognized at its fair value in the period in which it is incurred. Upon initial recognition of the liability, the corresponding asset retirement cost will be added to the carrying amount of the related asset and the cost will be amortized as an expense over the economic life of the asset using either the unit-of-production method or the straight-line method, as appropriate. Following the initial recognition of the asset retirement obligation, the carrying amount of the liability will be increased for the passage of time and adjusted for changes to the amount or timing of the underlying cash flows needed to settle the obligation.

The Company has posted reclamation bonds with the State of Arizona Reclamation Bond Pool for its properties as required by the United States Bureau of Land Management, to secure potential clean-up and land restoration costs if the projects were to be abandoned or closed. The Company has recorded the cost of these bonds as an asset in the accompanying balance sheets.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  There were no events or changes in circumstances that necessitated an impairment of long lived assets.

Income Taxes

Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Phoenix, Arizona.  The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $100,000.

Share-Based Compensation

The Company applies SFAS No. 123 “Share-Based Payments” (“SFAS No. 123(R)”) to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized when the event occurs.  The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.  At September 16, 2008 the common stock equivalents consisted of 250,000 options exercisable at prices ranging from $.50 per share and no common stock warrants.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued liabilities, income tax payable and related party payable approximate fair value due to their most maturities.

Recent Accounting Pronouncements

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective as of January 1, 2009 and early adoption is not permitted.  The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS No.162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

NOTE 4 - RELATED PARTY TRANSACTIONS

Bonanza is managed by its key shareholder and as of September 16, 2008 its officer and director.  This shareholder is a sole shareholder of Small World Traders.

NOTE 5 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the consolidated loss by the weighted average number of shares outstanding during the periods.

NOTE 6 - EQUITY

On March 6, 2008 the Company authorized 100,000,000 shares of common stock, at $.0001 par value and 10,300,000 are issued and outstanding as of September 16, 2008.

NOTE 7 - NOTE PAYABLE

Notes payable comprise the following as of:

	September 16, 2008	June 18, 2008
The Company entered into a four year promissory note with Gold Explorations LLC on June 1, 2008 in the amount of $99,000. The company pays a monthly principle and interest payment to reduce the balance of the loan. The Company pays payments each quarter starting October 1, 2008 and resumes payments until paid in full on March 1, 2012. The note has an interest rate of 12% Rate which is calculated monthly. The loan matures on March 1, 2012. Gold Explorations LLC has a right to 2% royalty of the Net Smelter returns and will be paid quarterly.	$84,358	$$84,358
Total long-term note payable	84,358	84,358
Less current portion	28,358	28,358
Long-term portion of note payable	$56,000	$$56,000

NOTE 8 - SUBSEQUENT EVENTS

The Company entered into convertible debenture on October 22, 2008.  The debenture is a duly authorized and issued Convertible Debenture of the Company promises to pay to Taylor Invest & Finance S.A. or its registered assigns (the "Holder"), the principal sum of Twenty Two Thousand Dollars ($15,000) on October 22, 2009 or such earlier date as the Debenture is required or permitted to be repaid as provided hereunder (the "Maturity Date").  The company may prepay any portion of the principal amount of this debenture without the prior written consent of the holder.

a)

i)

Holder's Conversion Right. At any time after the Original Issue Date until this Debenture is no longer outstanding, this Debenture shall be convertible into shares of Common Stock at the option of the Holder, in whole or in part at any time and from time to time The Holder shall effect conversions by delivering to the Company the form of Notice of Conversion attached hereto as Annex A (a "Notice of Conversion"), specifying therein the principal amount of Debenture to be converted and the date on which such conversion is to be effected (a "Conversion Date"). If no Conversion Date is specified in a Notice of Conversion, the Conversion Date shall be the date that such Notice of Conversion is provided hereunder. To effect conversions hereunder, the Holder shall not be required to physically surrender Debenture to the Company unless the entire principal amount of this Debenture plus all accrued and unpaid interest thereon has been so converted. Conversions hereunder shall have the effect of lowering the outstanding principal amount of this Debenture in an amount equal to the applicable conversion. The Holder and the Company shall maintain records showing the principal amount converted and the date of such conversions. The Company shall deliver any objection to any Notice of Conversion within 1 Business Day of receipt of such notice. In the event of any dispute or discrepancy, the records of the Holder shall be controlling and determinative in the absence of manifest error. The Holder and any assignee, by acceptance of this Debenture, acknowledge and agree that, by reason of the provisions of this paragraph, following conversion of a portion of this Debenture, the unpaid and unconverted principal amount of this Debenture may be less than the amount stated on the face hereof.

ii)

Underlying Shares Issuable Upon Conversion of Principal Amount. The number of shares of Common Stock issuable upon a conversion shall be determined by the quotient obtained by dividing (x) the outstanding principal amount of this Debenture to be converted by (y) the Set Price.

b)

i)

The conversion price in effect on any Conversion Date shall be equal to $0.01 (subject to adjustment herein)(the "Set Price") as of and only upon the Maturity Date.

ii)

If the Company, at any time while the Debenture is outstanding: (A) shall pay a stock dividend or otherwise make a distribution or distributions on shares of its Common Stock or any other equity or equity equivalent securities payable in shares of Common Stock (which, for avoidance of doubt, shall not include any shares of Common Stock issued by the Company pursuant to this Debenture, including as interest  thereon), (B) subdivide outstanding shares of Common Stock into a larger number of shares, (C) combine (including by way of reverse stock split) outstanding shares of Common Stock into a smaller number of shares, or (D) issue by reclassification of shares of the Common Stock any shares of capital stock of the Company, then the Set Price shall be multiplied by a fraction of which the numerator shall be the number of shares of Common Stock (excluding treasury shares, if any) outstanding before such event and of which the denominator shall be the number of shares of Common Stock outstanding after such event. Any adjustment made pursuant to this Section shall become effective immediately after the record date for the determination of stockholders entitled to receive such dividend or distribution and shall become effective immediately after the effective date in the case of a subdivision, combination or re-classification.

iii)

If the Company, at any time while Debenture is outstanding, shall distribute to all holders of Common Stock (and not to Holders) evidences of its indebtedness or assets or rights or warrants to subscribe for or purchase any security, then in each such case the Set Price shall be determined by multiplying such price in effect immediately prior to the record date fixed for determination of stockholders entitled to receive such distribution by a fraction of which the denominator shall be the VWAP determined as of the record date mentioned above, and of which the numerator shall be such VWAP on such record date less the then fair market value at such record date of the portion of such assets or evidence of indebtedness so distributed applicable to one outstanding share of the Common Stock as determined by the Board of Directors in good faith. In either case the adjustments shall be described in a statement provided to the Holders of the portion of assets or evidences of indebtedness so distributed or such subscription rights applicable to one share of Common Stock. Such adjustment shall be made whenever any such distribution is made and shall become effective immediately after the record date mentioned above.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Registration Statement  on Form S-1 which includes information for the year ended June 18, 2008, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Overview

Our exploration target is to find exploitable minerals on our property. Our success depends on achieving that target. There is the likelihood of our mineral claim containing little or no economic mineralization or reserves of gold and other minerals. There is the possibility that our claim does not contain any reserves and funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds to bring our claim to production. We are unable to assure you we will be able to raise the additional funds necessary to implement any future exploration or extraction program even if mineralization is found.

Plan of Operation

BLM (Bureau of Land Management) Plan of Operations & Permitting
Estimated time to obtain permits 30 days
Posting a reclamation bond	$8,000
Road improvement, construction & drill pads	5,000
Supervision & labor	4,000
Total	$17,000
Total estimated time 30-45 days

Phase 1 'B' (optional)
Backhoe trenching	$9,000
Sampling and assaying	6,000
Trench reclamation	2,000
Supervision & labor	5,000
Total	$22,000
Total estimated time 15 days

The purpose of the trenching is to better define or expand existing drill targets & possibly expand # of drill targets.

Phase 1 'C'
Drilling a minimum of 20 two-hundred foot RC drill holes
= 4000 feet @$20 ft. =	$80,000
Minimum estimated Mob/demob	6,000
Additives & supplies	4,000
Sample collecting & assaying	30,000
Supervision & labor	10,000
Total	$130,000
Total estimated time 30 days

It must be understood that drilling companies are currently running about 90 days behind. The Company does not see this as a major problem as it may take about that amount of time to complete the above work, obtain permits, etc.

Phase 1 'D'
Site reclamation of drill pads and roads	$5,000
Shipping samples to lab	1,000
Field supplies not mentioned above	2,000
Supervision & labor	5,000
(the $8000 bond may be refunded if reclamation is completed properly)
Total	$13,000
Total estimated time 10 days

Please note the above is based on estimates only as the Company has not heard back from several companies we have contacted for prices.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us on which to base an evaluation of our performance. We are an exploration stage company and have not generated revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our property, and possible cost overruns due to increases in the cost of services.

To become profitable and competitive, we must conduct the exploration of our properties before we start into production of any minerals we may find. We are seeking funding from this offering to provide the capital required for our exploration program. We believe that the funds from this offering will allow us to operate for one year.

Liquidity and Capital Resources

To meet our need for cash we are attempting to raise money from this offering. We cannot guarantee that we will be able to sell all the shares required. If we are successful any money raised will be applied to the items set forth in the Use of Proceeds section of this prospectus. If the first phase of our exploration program is successful in identifying mineral deposits we will proceed with phases two and three and any subsequent drilling and extraction. The sources of funding we may consider to fund this work include a second public offering, a private placement of our securities or loans from our directors or others.

Critical Accounting Policies

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Basis of Presentation

The Company has produced minimal revenue from its principal business and is an exploration stage company as defined by the Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Exploration State Enterprises”.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates.

Exploration Stage Enterprise

The Company's financial statements are prepared pursuant to the provisions of SFAS No. 7, “Accounting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mining interests that will eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in major commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the development stage. Mining companies subject to SFAS No. 7 are required to label their financial statements as an “Exploratory Stage Company,” pursuant to guidance provided by SEC Guide 7 for Mining Companies.

Revenue Recognition

As the Company is continuing exploration of its mineral properties, no significant revenues have been earned to date. The Company recognizes revenues at the time of delivery of the product.  Revenue includes sales value received for our principle product, gold, and associated by-product revenues from the sale of by-product metals consisting primarily of gold. Revenue is recognized when title to gold passes to the buyer and when collectibility is reasonably assured. The passing of title to the customer is based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets for example, the London Bullion Market, an active and freely traded commodity market, for both gold and silver, in an identical form to the product sold.

Pursuant to guidance in Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition for Financial Statements", revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectibility is probable. The passing of title to the customer is based on the terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets, for example the London Bullion Market for both gold and silver, in an identical form to the product sold.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 18, 2008, cash and cash equivalents include cash on hand and cash in the bank.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period
Furniture and Fixture	3 Years
Office equipment	3 Years
Leasehold improvements	5 Years

Mine Exploration and Development Costs

All exploration costs are expensed as incurred. Mine development costs are capitalized after proven and probable reserves have been identified. Amortization is calculated using the units-of-production method over the expected life of the operation based on the estimated recoverable mineral ounces.

Mineral Properties

Significant payments related to the acquisition of mineral properties, mineral rights, and mineral leases are capitalized. If a commercially mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method based on proven and probable reserves. If no commercially mineable ore body is discovered, or such rights are otherwise determined to have no value, such costs are expensed in the period in which it is determined the property has no future economic value.

Property Evaluations

Management of the Company will periodically review the net carrying value of its properties on a property-by-property basis. These reviews will consider the net realizable value of each property to determine whether a permanent impairment in value has occurred and the need for any asset write-down. An impairment loss will be recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss will be based on the estimated fair value of the asset if the asset is expected to be held and used.

Although management will make its best estimate of the factors that affect net realizable value based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimate of net cash flows expected to be generated from its assets, and necessitate asset impairment write-downs.

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at June 18, 2008, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

It is reasonably possible that due to uncertainties associated with defining the nature and extent of environmental contamination, application of laws and regulations by regulatory authorities, and changes in remediation technology, the ultimate cost of remediation and reclamation could change in the future. The Company continually reviews its accrued liabilities for such remediation and reclamation costs as evidence becomes available indicating that its remediation and reclamation liability has changed.

The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the associated long-lived assets and depreciated over the lives of the assets on a units-of-production basis. Reclamation costs are accreted over the life of the related assets and are adjusted for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate on the underlying obligation.

Mineral property rights

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized. The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of June 18, 2008, management has determined that no impairment loss is required.

At such time as commercial production may commence, depletion of each mining property will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base. In cases where there are no proven or probable reserves, depletion will be provided on the straight-line basis over the expected economic life of the mine.

Asset retirement obligations

The Company plans to recognize liabilities for statutory, contractual or legal obligations, including those associated with the reclamation of mineral and mining properties and any plant and equipment, when those obligations result from the acquisition, construction, development or normal operation of the assets. Initially, a liability for an asset retirement obligation will be recognized at its fair value in the period in which it is incurred. Upon initial recognition of the liability, the corresponding asset retirement cost will be added to the carrying amount of the related asset and the cost will be amortized as an expense over the economic life of the asset using either the unit-of-production method or the straight-line method, as appropriate. Following the initial recognition of the asset retirement obligation, the carrying amount of the liability will be increased for the passage of time and adjusted for changes to the amount or timing of the underlying cash flows needed to settle the obligation.

The Company has posted reclamation bonds with the State of Arizona Reclamation Bond Pool for its properties as required by the United States Bureau of Land Management, to secure potential clean-up and land restoration costs if the projects were to be abandoned or closed. The Company has recorded the cost of these bonds as an asset in the accompanying balance sheets.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated an impairment of long lived assets.

Income Taxes

Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Phoenix, Arizona. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $100,000.

Share-Based Compensation

The Company applies SFAS No. 123 “Share-Based Payments” (“SFAS No. 123(R)”) to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Compensation cost is recognized when the event occurs. The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive. At June 18, 2008 the common stock equivalents consisted of 250,000 options exercisable at prices ranging from $.50 per share and no common stock warrants.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued liabilities, income tax payable and related party payable approximate fair value due to their most maturities.

Additional Information

Bonanza files reports and other materials with the Securities and Exchange Commission.  These documents may be inspected and copied at the Securities and Exchange Commission, Judiciary Plaza, 100 F Street, N.E., Room 1580, and Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

Results of Operations

We are a exploration stage company and have generated limited revenues from sales of our first product, Fusion. For the three months ended September 16, 2008 we generated no revenue. Our future revenue plan is uncertain and is dependent on our ability to effectively mine our products, generate sales, and obtain contract mining opportunities. There are no assurances of the ability of our Company to begin to mine our claim. The cost of mining is cost intensive so it is critical for us to raise appropriate capital to implement our business plan.  The Company incurred losses of approximately $48,598 for the three months ended September 16, 2008. Our losses since our inception through September 16, 2008 amount to $152,321.

Liquidity and Capital Resources

The Company has maintained a minimum of three months of working capital in the bank since June 1, 2008. This reserve was intended to allow for an adequate amount of time to secure additional funds from investors as needed. To date, the Company has succeeded in securing capital as needed, but there is no guarantee this will continue.

We believe we will have to rely on public and private equity and debt financings to fund our liquidity requirements over the intermediate term. We may be unable to obtain any additional financings on terms favorable to us, or obtain additional funding at all. If adequate funds are not available on acceptable terms, and if cash and cash equivalents together with any income generated from operations fall short of our liquidity requirements, we may be unable to sustain operations. Continued negative cash flows could create substantial doubt regarding our ability to fully implement our business plan and could render us unable to expand our operations, successfully promote our brand, develop our products, respond to competitive pressures, or take advantage of acquisition opportunities, any of which may have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payments of dividends

Other Considerations

There are numerous factors that affect the business and the results of its operations. Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for product services, the level and intensity of competition in the health drink industry, and the ability to develop new services based on new or evolving technology and the market's acceptance of those new services, the Company’s ability to timely and effectively manage periodic product transitions, the services, customer and geographic sales mix for any particular period, and our ability to continue to improve our infrastructure including personnel and systems to keep pace with the Company’s anticipated rapid growth.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

Stock Based Compensation

In December 2004, the FASB issued a revision of SFAS No. 123 ("SFAS No. 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123 and is effective as of the beginning of January 1, 2006. Based on the number of shares and awards outstanding as of December 31, 2005 (and without giving effect to any awards which may be granted in 2006), we do not expect our adoption of SFAS No. 123(R) in January 2006 to have a material impact on the financial statements.

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company has adopted SP FAS 123(R)-5 but it did not have a material impact on its consolidated results of operations and financial condition.

Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported.  A summary of significant accounting policies are detailed in notes to the financial statements which are an integral component of this filing.

Revenue Recognition

The Company recognizes product revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statement” which established that revenue can be recognized when persuasive evidence of an arrangement exists, the product has been shipped, all significant contractual obligations have been satisfied and collection is reasonably assured.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. Most of our activity is the development and mining of our mining claim.

ITEM 4.

CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 16, 2008.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 16, 2008.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Our principal executive officer and our principal financial officer  are required to base their assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report.  Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our internal control over financial reporting was effective as of September 16, 2008.

The registration Statement on Form S-1, which includes the period for the year ended June 18, 2008 does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in our annual reports on Form 10-K for the annual reporting periods through June 18, 2009.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 16, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

LACK OF INDEPENDENT BOARD OF DIRECTORS AND AUDIT COMMITTEE

Management is aware that an audit committee composed of the requisite number of independent members along with a qualified financial expert has not yet been established.  Considering the costs associated with procuring and providing the infrastructure to support an independent audit committee and the limited number of transactions, Management has concluded that the risks associated with the lack of an independent audit committee are not justified.  Management will periodically reevaluate this situation.

LACK OF SEGREGATION OF DUTIES

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases.  Management will periodically reevaluate this situation

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A.

RISK FACTORS

We have updated the risk factors previously disclosed in our registration statement on Form S-1, filed August 18, 2008 (the “Form S-1”).  We believe there are no changes that constitute material changes from the risk factors previously disclosed in the S–1 except as disclosed below.

Risks Associated With Our Company:

The Report Of Our Independent Registered Public Accounting Firm Contains Explanatory Language That Substantial Doubt Exists About Our Ability To Continue As A Going Concern

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

Because the probability of an individual prospect ever having reserves is extremely remote, any funds spent on exploration will probably be lost.

The probability of an individual prospect ever having reserves is extremely remote. In all probability the property does not contain any reserves. As such, any funds spent on exploration will probably be lost which will result in a loss of your investment.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities.

We were incorporated in March 6, 2008 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $48,958 from inception to September 16, 2008. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•

our ability to locate a profitable mineral property

•

our ability to generate revenues

•

our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease activities.

Because we will have to spend additional funds to determine if we have a reserve, if we can't raise the money we will have to cease operations and you could lose your investment.

Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages, which could hurt our financial position and possibly result in the failure of our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend activities.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Because our officers and directors have other outside business activities and will only be devoting approximately five hours per week to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

Because our officers and directors have other outside business activities and will only be devoting five hours per week to our operations, our operations may be sporadic and occur at times which are convenient to our officer and director. As a result, exploration of the property may be periodically interrupted or suspended.

II.  Risks Associated with Our Current Stage of Business

If a market for our common stock does not develop, shareholders may be unable to sell their shares and will incur losses as a result.

There is currently no market for our common stock and no certainty that a market will develop. We currently plan to apply for listing of our common stock on the over the counter bulletin board upon the effectiveness of the registration statement, of which this prospectus forms a part. Our shares may never trade on the bulletin board. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

We will incur ongoing costs and expenses for SEC reporting and compliance.  Without revenue we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

Our business plan allows for the payment of the estimated costs of this registration statement $30,000 to be paid from existing cash on hand. We plan to contact a market maker immediately following the close of the offering and apply to have the shares quoted on FINRA’s Over the Counter Bulletin Board (OTCBB). As of the date of this prospectus, we have not contacted or engaged any market maker. To be eligible for quotation, issuers must remain current in their filings with the Securities and Exchange Commission. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for you to resell any shares you may purchase, if at all.

Our officer and directors, beneficially owns 100% of the outstanding shares of our common stock. After the completion of this offering they will own 68% of the outstanding shares. If they choose to sell their shares in the future, it might have an adverse effect on the price of our stock.

Due to the amount of their ownership in our company, if they choose to sell their shares in the public market, the market price of our stock could decrease and all shareholders suffer a dilution of the value of their stock.

Failure to achieve and maintain effective internal controls in accordance with section 404 of the Sarbanes-Oxley act could have a material adverse effect on our business and operating results.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our September 16, 2008 report on Form 10-Q for our fiscal period ending June 18, 2008, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending June 18, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

There is no public (trading) market for our common stock and there is no assurance that the common stock will ever trade on a recognized exchange or dealers’ network; therefore, our investors may not be able to sell their shares.

Our common stock is not listed on any exchange or quoted on any similar quotation service, and there is currently no public market for our common stock. We have not taken any steps to enable our common stock to be quoted on the OTC Bulletin Board, and can provide no assurance that our common stock will ever be quoted on any quotation service or that any market for our common stock will ever develop. We have not, as of the date of this prospectus, contacted or engaged any market maker. As a result, stockholders may be unable to liquidate their investments, or may encounter considerable delay in selling shares of our common stock. Neither we nor our selling stockholders have engaged an underwriter for this offering, and we cannot assure you that any brokerage firm will act as a market maker of our securities. A trading market may not develop in the future, and if one does develop, it may not be sustained. If an active trading market does develop, the market price of our common stock is likely to be highly volatile due to, among other things, the nature of our business and because we are a new public company with a limited operating history. Further, even if a public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual stockholders. The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time. The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

•

variations in our quarterly operating results;

•

changes in general economic conditions;

•

changes in market valuations of similar companies;

•

announcements by us or our competitors of significant new contracts, acquisitions, strategic partnerships or joint ventures, or capital commitments;

•

loss of a major customer, partner or joint venture participant; and

•

the addition or loss of key managerial and collaborative personnel.

The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies’ securities and that have often been unrelated to the operating performance of these companies. Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

Once publicly trading, the application of the “penny stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares. The Securities and Exchange Commission has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, rule 15g-9 require:

•

that a broker or dealer approve a person’s account for transactions in penny stocks; and

•

the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information and investment experience objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination; and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

•

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price. The price at which you purchase our common shares may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

We will be a "shell" company and our shares will subject to restrictions on resale.

As we currently have nominal operations and our assets consist of cash, and/or cash equivalents, we will be deemed a "shell company" as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  Accordingly, until we are no longer a "shell company," we will file a Form 10 level disclosure, and continue to be a reporting company pursuant to the Securities Exchange Act of 1934, as amended, and for twelve months, shareholders holding restricted, non-registered shares will not be able to use the exemptions provided under Rule 144 for the resale of their shares of common stock. Preclusion from any prospective investor using the exemptions provided by Rule 144 may be more difficult for us to sell equity securities or equity-related securities in the future to investors that require a shorter period before liquidity or may require us to expend limited funds to register their shares for resale in a future prospectus.

Volatility in our common share price may subject us to securities litigation, thereby diverting our resources that may have a material effect on our profitability and results of operations.

As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no sales of unregistered sales of equity securities during the period ended September 16, 2008.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 16, 2008.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended September 16, 2008.

ITEM 5.

OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.

EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2008

Bonanza Goldfields Corp.
Registrant

By:	/s/ CHRIS TOMKINSON
Chris Tomkinson
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)