Form 10-Q/A
period 2008-09-16
Bonanza Goldfield Corp.
filed 2009-01-26
CIK 1439264

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-Q

———————

 (Mark One)

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 16, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

Bonanza Goldfields Corp.

(Name of small business issuer as specified in its charter)

———————

Nevada	333-137170	26-2723015
State of Incorporation	Commission File No.	IRS Employer Identification No.

736 East Braeburn Drive, Phoenix, AZ 85022

(Address of principal executive offices)

(602) 488-4958

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes  ☑   No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non–Accelerated filer ☐	Small Business Issuer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes  ☑   No ☐

Transitional Small Business Disclosure Format (check one): Yes  ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2008
Common stock, $0.0001 par value	10,300,000

EXPLANATORY NOTE

The Amended Quarterly Report on From 10-Q/A is being filed for the following purpose; Upon reviewing Rule 12b-2 of the Exchange Act and in SEC Release 33-8587, management determined that Bonanza Goldfields Corp., at the time of this report, would fall under the broad classification as a shell company and revised the recital to this filing to reflect this adjustment. Based on current progress of implementing our business plan, management anticipates that this classification will no longer apply by our annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 23, 2009

BONANZA GOLDFIELDS CORP.
Registrant

By:	/s/ CHRIS TOMKINSON
Chris Tomkinson
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)