Form 10-Q
period 2008-12-19
Bonanza Goldfield Corp.
filed 2009-02-03
CIK 1439264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: December 19, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: N/A toN/A

Commission File Number: 333-137170

———————

Bonanza Goldfields Corp.

(Exact name of registrant as specified in its charter)

———————

Nevada	26-2723015
State of Incorporation	IRS Employer Identification No.

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller Business Issuer		✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
	✓	Yes		No

Transitional Small Business Disclosure Format (check one):		Yes	✓	No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at December 19, 2008
Common stock, $0.0001 par value	10,300,000

BONANZA GOLDFIELDS CORP.

INDEX TO FORM 10-QSB FILING

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 19, 2008

TABLE OF CONTENTS

PAGE
PART I – FINANCIAL INFORMATION

Item 1.

Condensed Financial Statements (unaudited)

2

Condensed Balance Sheets

2

Condensed Statement of Operations

3

Condensed Statement of Cash Flows

4

Notes to Condensed Financial Statements

5

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

22

Item 4.

Controls and Procedures

22

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

24

Item 1A

Risk Factors

24

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds Securities

29

Item 3.

Defaults Upon Senior Securities

29

Item 4.

Submission of Matters to a Vote of Security Holders

29

Item 5.

Other Information

29

Item 6.

Exhibits

29

Signatures

30

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

BONANZA GOLDFIELDS CORPORATION

(An Exploration Stage Company)

BALANCE SHEETS

	December 19, 2008	June 18, 2008
	(unaudited)
ASSETS:

CURRENT ASSETS
Cash	$1,282	$53,614
Total current assets	1,282	53,614

PROPERTY AND EQUIPMENT, net	—	—

Mining claim	99,000	99,000
TOTAL ASSETS	$100,282	$152,614

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$11,474	$14,500
Note payable	26,833	28,358
Convertible debenture	15,111	—
Total current liabilities	53,419	42,858

Note payable	56,000	56,000
TOTAL LIABILITIES	109,419	98,858

STOCKHOLDERS' EQUITY:
Common stock, $.0001 par value, 100,000,000 shares authorized; 10,300,000 issued and outstanding as of December 19, 2008 and June 18, 2008, respectively	1,030	1,030
Additional paid-in capital	171,449	156,449
Accumulated deficit	(181,616)	(103,723)
Total stockholders' equity	(9,137)	53,756

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$100,282	$152,614

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORPORATION

(An Exploration Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

			For the Period from March 6, 2008 (inception) through December 19,
	Three Months	Six Months
	Ended	Ended
	December 19,	December 19,
	2008	2008	2008
Revenue	$—		$—
Total	—		—

OPERATING EXPENSES:
General and administrative	14,891	57,306	160,671
Total operating expenses	14,891	57,306	160,671

OTHER (INCOME) AND EXPENSES:
Interest expense	20,587	20,587	20,945
Total other expense	20,587	20,587	20,945

NET LOSS	$35,478	$77,893	$181,616

Weighted average shares outstanding - basic and diluted	10,300,000	10,300,000	10,300,000
10,300,000 issued and outstanding as of December 19, 2008 and Loss per share - basic and diluted	$0.003	$0.008	$0.018

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORPORATION

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended December 19, 2008	For the Period from March 6, 2008 (inception) through December 19, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(77,893)	$(181,616)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Options issued	—	2,500
Common stock issued for compensation	—	69,979
Beneficial conversion feature	15,000	15,000
Changes in assets and liabilities:		—
Accounts payable	(3,026)	11,474
Notes payable	(1,413)	26,945
Net cash used by operating activities	(67,332)	(55,718)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Intangible Asset	—	(99,000)
Net cash used in investing activities	—	(99,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debentures	15,000	71,000
Proceeds from the issuance of common stock	—	85,000
Net cash provided by financing activities	15,000	156,000

INCREASE IN CASH	(52,332)	1,282
CASH, BEGINNING OF YEAR	53,614	—
CASH, END OF YEAR	$1,282	$1,282

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$20,586	$358
Taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 19, 2008

NOTE 1 - DESCRIPTION OF BUSINESS

Bonanza Goldfields Corp. (the “Company”) was incorporated under the laws of the State of Nevada on March 6, 2008 ("Inception Date") The Company has a June 18 year end for reporting purposes. The Company is in the process of acquiring mineral properties or claims located in the State of Arizona, USA. The recoverability of amounts from the properties or claims will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying properties and/or claims, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property and/or claim agreements and to complete the development of the properties and/or claims, and upon future profitable production or proceeds for the sale thereof. The Company's corporate office is located in Phoenix, Arizona.

NOTE 2 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has period end losses from operations in December 19, 2008. The Company has net losses for the period from inception (March 6, 2008) to December 19, 2008 of $181,616. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 19, 2008

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 19, 2008 and June 18, 2008, respectively,, cash and cash equivalents include cash on hand and cash in the bank.

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

BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 19, 2008

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at December 19, 2008 and June 18, 2008, respectively, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 19, 2008

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mineral property rights

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized. The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of December 19, 2008,, management has determined that no impairment loss is required.

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

BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 19, 2008

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Phoenix, Arizona. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000 until December 31, 2009.

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

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive. At December 19, 2008 the common stock equivalents consisted of 250,000 options exercisable at prices ranging from $.50 per share and no common stock warrants.

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

BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 19, 2008

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company entered into a one year convertible debenture with Taylor Invest & Finance S.A. on October 22, 2008 for the amount of $15,000. The convertible debenture is due on October 22, 2009 and converts at $.01 at the request of the holder. Taylor Invest & Finance S.A is an investor and related party.

NOTE 5 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the loss by the weighted average number of shares outstanding during the periods.

BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 19, 2008

NOTE 6 - EQUITY,

On March 6, 2008 the Company authorized 100,000,000 shares of common stock, at $.0001 par value and 10,300,000 are issued and outstanding as of December 19, 2008.

NOTE 7 – NOTE PAYABLE

Notes payable comprise the following as of:

	December 19, 2008	June 18, 2008
The Company entered into a four year promissory note with Gold Explorations LLC on June 1, 2008 in the amount of $99,000. The company pays a monthly principle and interest payment to reduce the balance of the loan. The Company pays payments each quarter starting October 1, 2008 and resumes payments until paid in full on March 1, 2012. The note has an interest rate of 12% Rate which is calculated monthly. The loan matures on March 1, 2012. Gold Explorations LLC has a right to 2% royalty of the Net Smelter returns and will be paid quarterly.	$82,833	$84,358
Total long-term note payable	82,833	84,358
Less current portion	26,833	28,358
Long-term portion of note payable	$56,000	$56,000

NOTE 8 – CONVERTIBLE DEBENTURE

	December 19, 2008	June 18, 2008
The Company entered into a one year convertible debenture with Taylor Invest & Finance S.A. on October 22, 2008 for the amount of $15,000. The convertible debenture is due on October 22, 2009 and converts at .01$ and the request of the holder.	$15,000	$0.00
Total long-term note payable	15,000	0.00
Less current portion	15,000	0.00
Long-term portion of note payable	$0.00	$0.00

The Company recorded a beneficial conversion feature of $15,000. The convertible debenture did not have an interest rate attached to the note therefore the Company used the IRS Long Term imputed interest of 4.45% and expensed $111 as interest expense.

The Company entered into convertible debenture on October 22, 2008. The debenture is a duly authorized and issued Convertible Debenture of the Company promises to pay to Taylor Invest & Finance S.A. or its registered assigns (the "Holder"), the principal sum of Fifteen Thousand Dollars ($15,000) on October 22, 2009 or such earlier date as the Debenture is required or permitted to be repaid as provided hereunder (the "Maturity Date"). The company may prepay any portion of the principal amount of this debenture without the prior written consent of the holder.

a)

i) Holder's Conversion Right. At any time after the Original Issue Date until this Debenture is no longer outstanding, this Debenture shall be convertible into shares of Common Stock at the option of the Holder, in whole or in part at any time and from time to time The Holder shall effect conversions by delivering to the Company the form of Notice of Conversion attached hereto as Annex A (a "Notice of Conversion"), specifying therein the principal amount of Debenture to be converted and the date on which such conversion is to be effected (a "Conversion Date"). If no Conversion Date is specified in a Notice of Conversion, the Conversion Date shall be the date that such Notice of Conversion is provided hereunder. To effect conversions hereunder, the Holder shall not be required to physically surrender Debenture to the Company unless the entire principal amount of this Debenture plus all accrued and unpaid interest thereon has been so converted. Conversions hereunder shall have the effect of

BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 19, 2008

NOTE 8 – CONVERTIBLE DEBENTURE (Continued)

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

(c)

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

NOTE 9 – SUBSEQUENT EVENTS

The Company entered into convertible debenture on January 16, 2009. The debenture is a duly authorized and issued Convertible Debenture of the Company promises to pay to Taylor Invest & Finance S.A. or its registered assigns (the "Holder"), the principal sum of Sixteen Thousand Dollars ($16,000) on January 26, 2010 or such earlier date as the Debenture is required or permitted to be repaid as provided hereunder (the "Maturity Date"). The Company may prepay any portion of the principal amount of this debenture without the prior written consent of the holder.

BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 19, 2008

NOTE 9 – SUBSEQUENT EVENTS (Continued)

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

(c)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 19, 2008, cash and cash equivalents include cash on hand and cash in the bank.

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

The Company's corporate office is located in Phoenix, Arizona and the office is provided free of charge by our Treasurer.  ____________

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at December 19, 2008, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Phoenix, Arizona. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000 until December 31, 2009.

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

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive. At December 19, 2008 the common stock equivalents consisted of 250,000 options exercisable at prices ranging from $.50 per share and no common stock warrants.

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

Additional Information

Bonanza files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Securities and Exchange Commission, Judiciary Plaza, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

Results of Operations

We are an exploration stage company that is in the process of acquiring mineral properties or claims located in the State of Arizona, USA. The recoverability of amounts from the properties or claims will be dependent upon the discovery of economically recoverable reserves, confirmation of the our interest in the underlying properties and/or claims, our ability to obtain necessary financing to satisfy the expenditure requirements under the property and/or claim agreements and to complete the development of the properties and/or claims, and upon future profitable production or proceeds for the sale thereof.

For the three months ended December 19, 2008 we generated no revenue. Our future revenue plan is uncertain and is dependent on our ability to effectively mine our products, generate sales, and obtain contract mining opportunities. There are no assurances of the ability of our Company to begin to mine our claim. The cost of mining is cost intensive so it is critical for us to raise appropriate capital to implement our business plan. The Company incurred losses of approximately $35,478 and $77,893 for the three and six months ended December 19, 2008. Our losses since our inception through December 19, 2008 amount to $181,161.

Liquidity and Capital Resources

We have has maintained a minimum of three months of working capital in its bank account since June 1, 2008. This reserve was intended to allow for an adequate amount of time to secure additional funds from investors as needed. To date, we have has succeeded in securing capital as needed, but there is no guarantee this will continue.

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

ITEM 4.

CONTROLS AND PROCEDURES

a)

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 19, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 19, 2008.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our principal executive officer and our principal financial officer are required to base their assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our internal control over financial reporting was effective as of December 19, 2008.

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

b)

Changes in Internal Control over Financial Reporting.

During the Quarter ended December 19, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A

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

We were incorporated in March 6, 2008 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $181,616 from inception to December 19, 2008. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our December 19, 2008 report on Form 10-Q for our fiscal period ending June 18, 2008, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending June 18, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

 ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no sales of unregistered sales of equity securities during the period ended December 19, 2008.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended December 19, 2008.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended December 19, 2008.

ITEM 5.

OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.

EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 3, 2009

Bonanza Goldfields Corp.
Registrant

By:	/s/ CHRIS TOMKINSON
Chris Tomkinson
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)