Form 10-Q
period 2009-03-19
Bonanza Goldfield Corp.
filed 2009-05-04
CIK 1439264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 19, 2009
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: N/A to N/A

Commission File No. 333-137170

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes  ☑   No  ☐

Transitional Small Business Disclosure Format (check one): Yes  ☐   No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2009
Common stock, $0.0001 par value	72,100,000

BONANZA GOLDFIELDS CORP.

INDEX TO FORM 10-QSB FILING

FOR THE THREE AND NINE MONTHS ENDED MARCH 19, 2009

TABLE OF CONTENTS

PAGE
PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

3

Balance Sheets

3

Statement of Operations

4

Statement of Cashflows

5

Notes to Financial Statements

6

Item 2     Management’s Discussion and Analysis of Financial Condition and Results of Operations

21

Item 3     Quantitative and Qualitative Disclosures About Market Risk

28

Item 4.    Controls and Procedures

28

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

30

Item 1A. Risk Factors

30

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds Securities

34

Item 3.    Defaults Upon Senior Securities

34

Item 4.    Submission of Matters to a Vote of Security Holders

35

Item 5.    Other Information

35

Item 6.    Exhibits

35

CERTIFICATIONS

Exhibit 31 – Management certification
Exhibit 32 – Sarbanes-Oxley Act

PART I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS

	March 19, 2009	June 18, 2008
	(unaudited)

ASSETS:

CURRENT ASSETS
Cash	$178	$53,614
Total current assets	178	53,614

PROPERTY AND EQUIPMENT, net	—	—

Mining claim	99,000	99,000
TOTAL ASSETS	$99,178	$152,614

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$8,747	$14,500
Note payable	28,000	28,358
Convertible debenture	31,382	—
Total current liabilities	68,129	42,858

Note payable	48,637	56,000
TOTAL LIABILITIES	116,766	98,858

STOCKHOLDERS' EQUITY:
Common stock, $.0001 par value, 100,000,000 shares authorized; 72,100,000 issued and outstanding as of March 19, 2009 and June 18, 2008, respectively	7,210	1,030
Additional paid-in capital	181,269	156,449
Accumulated deficit	(206,067)	(103,723)
Total stockholders' equity	(17,588)	53,756

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$99,178	$152,614

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORPORATION (An Exploration Stage Company) STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended	Nine Months Ended	For the Period from March 6, 2008 (inception) through
	March 19 2009	March 19 2009	March 19, 2009

Revenue	$—	$—	$—
Total	—	—	—

OPERATING EXPENSES:
General and administrative	7,378	64,683	168,048
Total operating expenses	7,378	64,683	168,048

OTHER (INCOME) AND EXPENSES:
Interest expense	17,075	37,661	38,019
Total other expense	17,075	37,661	38,019

NET LOSS	$24,452	$102,344	$206,067

Weighted average shares outstanding – basic and diluted 72,100,000 issued and outstanding as of March 19, 2009 and	72,100,000	30,599,270	30,599,270

Loss per share - basic and diluted	$0.000	$0.003	$0.007

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORPORATION (An Exploration Stage Company) STATEMENT OF CASHFLOWS (Unaudited)

	Nine Months Ended	For the Period from March 6, 2008 (inception) through
	March 19 2009	March 19, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(102,344)	$(206,067)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Options issued	—	2,500
Common stock issued for compensation	—	69,979
Beneficial conversion feature	31,000	31,000
Changes in assets and liabilities:		—
Accounts payable and accured expenses	(5,729)	8,771
Notes payable	(7,363)	20,995
Net cash used by operating activities	(84,436)	(72,822)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Intangible Asset	—	(99,000)
Net cash used in investing activities	—	(99,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debentures	31,000	87,000
Proceeds from the issuance of common stock	—	85,000
Net cash provided by financing activities	31,000	172,000

INCREASE IN CASH	(53,436)	178
CASH, BEGINNING OF YEAR	53,614	—
CASH, END OF YEAR	$178	$178

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$37,661	$358
Taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 19, 2009

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

NOTE 2 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has period end losses from operations in March 19, 2009. The Company has net losses for the period from inception (March 6, 2008) to March 19, 2009 of $206,067. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

BONANZA GOLDFIELDS CORP.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 19, 2009

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 19, 2009 and June 18, 2008, respectively,, cash and cash equivalents include cash on hand and cash in the bank.

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

BONANZA GOLDFIELDS CORP.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 19, 2009

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at March 19, 2009 and June 18, 2008, respectively, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

BONANZA GOLDFIELDS CORP.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 19, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mineral property rights

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized. The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of March 19, 2009,, management has determined that no impairment loss is required.

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

BONANZA GOLDFIELDS CORP.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 19, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Phoenix, Arizona. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000 until March 19, 2009.

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

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive. At June 11, 2008 the common stock equivalents consisted of 250,000 options exercisable at prices ranging from $.50 per share and no common stock warrants.

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

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R) -8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets. FSP FAS No. 140-4 also amends FIN No. 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity. FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users. FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged. The Company is currently assessing the impact of FSP FAS No. 140-4 on its consolidated financial position and results of operations.

BONANZA GOLDFIELDS CORP.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 19, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary

In November 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount that is based on the Stock of an Entity’s Consolidated Subsidiary.” EITF No. 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock. EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” EITF No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the impact of EITF No. 08-8 on its consolidated financial position and results of operations.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.” EITF No. 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement. EITF No. 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities. EITF No. 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF No. 08-7 on its consolidated financial position and results of operations.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF Issue No. 08-6 (“EITF No. 08-6”), “Equity Method Investment Accounting Considerations.” EITF No. 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method. Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence. EITF No. 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF No. 08-6 on its consolidated financial position and results of operations.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active. The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF Issue No. 08-5 (“EITF No. 08-5”), “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.” This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis. FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of FSP EITF No. 08-5 on its consolidated financial position and results of operations.

BONANZA GOLDFIELDS CORP.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 19, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161

In September 2008, the FASB issued FSP FAS No. 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee. Finally, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008. The Company is currently assessing the impact of FSP FAS No. 133-1 on its consolidated financial position and results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock.” EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

BONANZA GOLDFIELDS CORP.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 19, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.  The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.” This Statement replaces the original SFAS No. 141. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

a.

Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

b.

Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

c.

Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

BONANZA GOLDFIELDS CORP.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 19, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 141(R) will have on its consolidated results of operations and financial condition.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115,” which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of this fair-value option did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of fiscal year 2008. There was no material impact on the Company’s consolidated results of operations and financial condition due to the adoption of SFAS No. 157.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in the first quarter of fiscal year 2007 and did not have a material impact on its consolidated results of operations and financial condition.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company entered into a one year convertible debenture with Taylor Invest & Finance S.A. on October 22, 2008 for the amount of $15,000. The convertible debenture is due on October 22, 2009 and converts at $.01 at the request of the holder. Taylor Invest & Finance S.A is an investor and related party.

BONANZA GOLDFIELDS CORP.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 19, 2009

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

The Company entered into a one year convertible debenture with Taylor Invest & Finance S.A. on January 26, 2009 for the amount of $16,000. The convertible debenture is due on January 26, 2010 and converts at $.01 at the request of the holder. Taylor Invest & Finance S.A is an investor and related party.

NOTE 5 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the loss by the weighted average number of shares outstanding during the periods.

NOTE 6 - EQUITY,

On March 6, 2008 the Company authorized 100,000,000 shares of common stock, at $.0001 par value and 72,100,000 are issued and outstanding as of March 19, 2009.

FORWARD SPLIT

On March 9, 2009 the Company authorized a 7 for 1 forward split of its 10,300,000 issued and outstanding at March 8, 2009. After the 7 for 1 forward split the Company has 72,100,000 issued and outstanding on March 19, 2009.

NOTE 7 – NOTE PAYABLE

Notes payable comprise the following as of:

	March 19, 2009	June 18, 2008

The Company entered into a four year promissory note with Gold Explorations LLC on June 1, 2008 in the amount of $99,000. The company pays a monthly principle and interest payment to reduce the balance of the loan. The Company pays payments each quarter starting October 1, 2008 and resumes payments until paid in full on March 1, 2012. The note has an interest rate of 12% Rate which is calculated monthly. The loan matures on March 1, 2012. Gold Explorations LLC has a right to 2% royalty of the Net Smelter returns and will be paid quarterly.	$76,637	$84,358
Total long-term note payable	76,637	84,358
Less current portion	28,000	28,358
Long-term portion of note payable	$48,637	$56,000

NOTE 8 – CONVERTIBLE DEBENTURE

	March 19, 2009	June 18, 2008

The Company entered into a one year convertible debenture with Taylor Invest & Finance S.A. on October 22, 2008 for the amount of $15,000. The convertible debenture is due on October 22, 2009 and converts at .01$ and the request of the holder.	$15,000	$0.00
The Company entered into a one year convertible debenture with Taylor Invest & Finance S.A. on January 26, 2009 for the amount of $16,000. The convertible debenture is due on January 26, 2010 and converts at .01$ and the request of the holder	16,000
Total long-term note payable	31,000	0.00
Less current portion	31,000	0.00
Long-term portion of note payable	$0.00	$0.00

BONANZA GOLDFIELDS CORP.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 19, 2009

NOTE 8 – CONVERTIBLE DEBENTURE (Continued)

The Company recorded a beneficial conversion feature of $15,000. The convertible debenture did not have an interest rate attached to the note therefore the Company used the IRS Long Term imputed interest of 4.45% and expensed $276 as interest expense.

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

BONANZA GOLDFIELDS CORP.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 19, 2009

NOTE 8 – CONVERTIBLE DEBENTURE (Continued)

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

The Company recorded a beneficial conversion feature of $16,000. The convertible debenture did not have an interest rate attached to the note therefore the Company used the IRS Long Term imputed interest of 4.45% and expensed $106 as interest expense.

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

BONANZA GOLDFIELDS CORP.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 19, 2009

NOTE 8 – CONVERTIBLE DEBENTURE (Continued)

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

NOTE 9 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the period ended March 19, 2009 consist of the following:

	March 19, 2009		June 18, 2008
Current:
Federal	$
State

Deferred:
Federal		$34,796	60,115
State		9,211	17,451
		44,007	60,289
Benefit from the operating loss carryforward		(44,007)	(60,289)

(Benefit) provision for income taxes, net		$—	—

BONANZA GOLDFIELDS CORP.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 19, 2009

NOTE 9 - INCOME TAXES (Continued)

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	March 19, 2009	June 18, 2008

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	9.0%	9.0%

Effective tax rate	40.0%	40.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	March 19, 2009	June 18, 2008

Net operating loss carryforward	44,007	60,289
Valuation allowance	(44,007)	(60,289)

Deferred income tax asset	$—	—

The Company has a net operating loss carryforward of approximately $206,067 available to offset future taxable income through 2028.

NOTE 10 – SUBEQUENT EVENTS

The Company entered into convertible debenture on April 1, 2009. The debenture is a duly authorized and issued Convertible Debenture of the Company promises to pay to Taylor Invest & Finance S.A. or its registered assigns (the "Holder"), the principal sum of Twelve Thousand Dollars ($12,000) on April 1, 2009 or such earlier date as the Debenture is required or permitted to be repaid as provided hereunder (the "Maturity Date"). The Company may prepay any portion of the principal amount of this debenture without the prior written consent of the holder.

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

BONANZA GOLDFIELDS CORP.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 19, 2009

NOTE 10 – SUBEQUENT EVENTS (Continued)

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

ITEM 2

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 19, 2009, cash and cash equivalents include cash on hand and cash in the bank.

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at March 19, 2009, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Phoenix, Arizona. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000 until March 19, 2009

Share-Based Compensation

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

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive. At June 11, 2008 the common stock equivalents consisted of 250,000 options exercisable at prices ranging from $.50 per share and no common stock warrants.

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

For the nine months ended March 19, 2009 we generated no revenue. Our future revenue plan is uncertain and is dependent on our ability to effectively mine our products, generate sales, and obtain contract mining opportunities. There are no assurances of the ability of our Company to begin to mine our claim. The cost of mining is cost intensive so it is critical for us to raise appropriate capital to implement our business plan. The Company incurred losses of approximately $24,452 and $102,344 for the three and Nine Months ended March 19, 2009. Our losses since our inception through March 19, 2009 amount to $206,067.

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

ITEM 4.

CONTROLS AND PROCEDURES

a)

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 19, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 19, 2009.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our principal executive officer and our principal financial officer are required to base their assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our internal control over financial reporting was effective as of March 19, 2009.

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

b)

Changes in Internal Control over Financial Reporting.

During the Quarter ended March 19, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We were incorporated in March 6, 2008 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $206,667 from inception to March 19, 2009. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Nevada Law And Our Articles Of Incorporation Protect Our Directors From Certain Types Of Lawsuits, Which Could Make It Difficult For Us To Recover Damages From Them In The Event Of A Lawsuit.

Nevada law provides that our directors will not be liable to our company or to our stockholders for monetary damages for all but certain types of conduct as directors. Our Articles of Incorporation require us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require our company to use our assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our March 18, 2009 report on Form 10-Q for our fiscal period ending June 18, 2008, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending June 18, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

Because We Are Quoted On The OTCBB Instead Of An Exchange Or National Quotation System, Our Investors May Have A Tougher Time Selling Their Stock Or Experience Negative Volatility On The Market Price Of Our Stock.

Our common stock is traded on the OTCBB. The OTCBB is often highly illiquid. There is a greater chance of volatility for securities that trade on the OTCBB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

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

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no sales of unregistered sales of equity securities during the period ended March 19, 2009.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 19, 2009.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended March 19, 2009.

ITEM 5.

OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.

EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation(1)

3.2	Bylaws (1)

14.1	Code of Ethics(2)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act(2)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (2)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act(2)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act(2)

———————

(1)

Incorporated by reference to the Company’s filing on Form S1/A, as filed with the Securities and Exchange Commission on September 11, 2008.

(2)

Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	Bonanza Goldfields Corp.
Date: May 4, 2009
	By	/s/ Chris Tomkinson
Chris Tomkinson
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)