Form 10-K
period 2009-06-18
Bonanza Goldfield Corp.
filed 2009-09-16
CIK 1439264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 18, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission File Number: 333-137170

Bonanza Goldfield Corporation

(Name of small business issuer as specified in its charter)

Nevada	26-2723015
(State of Incorporation)	(IRS Employer Identification No.)

736 East Braeburn Drive, Phoenix, AZ 85022

(Address of principal executive offices)

(602) 488-4958

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Common Stock, $.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☐           Small Business Issuer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $15,180,000.

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: As at September 4, 2009, there were 58,100,000 shares of Common Stock, $0.0001 par value per share issued and outstanding.

Documents Incorporated By Reference -None

Bonanza Goldfield Corporation

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEARS ENDED JUNE 18, 2009 and 2008

TABLE OF CONTENTS

PART I

ITEM 1.       BUSINESS.

4

ITEM 1A     Risk Factors

6

ITEM 1B.     UNRESOLVED STAFF COMMENTS

10

ITEM 2.        PROPERTIES.

10

ITEM 3.        LEGAL PROCEEDINGS

11

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

11

PART II

ITEM 5.        MARKET FOR REGISTANT’S COMMON STOCK, RELATED STOCKHOLDER
 MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

12

ITEM 6.        SELECTED FINANCIAL DATA.

14

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OR PLAN OF OPERATION.

14

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

20

ITEM 8.       FINANCIAL STATEMENTS

F-1

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE.

21

ITEM 9A.     CONTROLS AND PROCEDURES

21

ITEM 9B.     OTHER INFORMATION

22

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

23

ITEM 11.     EXECUTIVE COMPENSATION

24

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDPENDENCE.

29

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

29

PART IV

ITEM 15.     EXHIBITS AND REPORTS.

30

SIGNATURES

31

FORWARD-LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements regarding management’s plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a) our growth strategies, (b) anticipated trends in the mining industry, (c) our ability to obtain and retain sufficient capital for future operations, and (d) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Business,” as well as in this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions described herein. The assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed elsewhere in the “Risk Factors” section of this annual report, there are a number of other risks inherent in our business and operations which could cause our operating results to vary markedly and adversely from prior results or the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations. In light of significant uncertainties inherent in the forward-looking information included in this annual report, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Some of the information in this annual report contains forward-looking statements that involve substantial risks and uncertainties. Any statement in this annual report that is not a statement of an historical fact constitutes a “forward-looking statement”. Further, when we use the words “may”, “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “internal”, and similar words, we intend to identify statements and expressions that may be forward- looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risk factors discussed herein.

.

PART I

As used in this annual report, “we”, “us”, “our”, “Bonanza”, “Company” or “our company” refers to Bonanza Goldfield Corporation and all of its subsidiaries.

ITEM 1.

BUSINESS.

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
Total estimated time 30 days

It must be understood that drilling companies, in managements’ estimation, are currently running about 90 days behind. The Company does not see this as a major problem as it may take about that amount of time to complete the above work, obtain permits, etc.

Phase 1 'D'
Site reclamation of drill pads and roads	$5,000
Shipping samples to lab	1,000
Field supplies not mentioned above	2,000
Supervision & labor (the $8000 bond may be refunded if reclamation is completed properly)	5,000
Total	$13,000
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

Revenues

Revenue from product sales is recognized upon shipment to customers at which time such customers are invoiced. Units are shipped under the terms of FOB shipping point when determination is made that collectibility is probable. Revenues for services are recognized upon completion of the services. For consulting services and other fee-for-service arrangements, revenue is recognized upon completion of the services. Our company has adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Employees

As of fiscal year end June 18, 2009 the Company had 1 employee.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 1A

Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report on Form 10-K, before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment.

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

We were incorporated in March 6, 2008 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $2,283,997 from inception to June 18, 2009. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

As we undertake exploration of our claims and interests, we will be subject to compliance of government regulation that may increase the anticipated time and cost of our exploration program.

There are several governmental regulations that materially restrict the exploration of minerals. We will be subject to the mining laws and regulations in force in the jurisdictions where our claims are located, and these laws and regulations may change over time. In order to comply with these regulations, we may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to land. While our planned budget for exploration programs includes a contingency for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program, or that the budgeted amounts are inadequate.

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

Due to external market factors in the mining business, we may not be able to market any minerals that may be found.

The mining industry, in general, is intensely competitive. Even if commercial quantities of minerals are discovered, we can provide no assurance to investors that a ready market will exist for the sale of these minerals. Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of markets and processing equipment, and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, mineral importing and exporting and environmental protection. The exact effect of these factors cannot be accurately predicted, but any combination of these factors may result in our not receiving an adequate return on invested capital.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our September 19, 2008 report on Form 10-Q for our fiscal period ending June 18, 2009, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending June 18, 2009, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.

PROPERTIES.

As of fiscal year end June 18, 2009 the Company operates as a company headquartered in Phoenix, Arizona. We operate our corporate headquarters out of our Treasurers office in Phoenix, Arizona. The Company does not pay rent to our Treasurer for that office use.

ITEM 3.

LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended June 18, 2009.

PART II

ITEM 5.

MARKET FOR REGISTANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

Bonanza common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Electronic Bulletin Board) and can be accessed on the Internet at www.otcbb.com under the symbol “BONZ.OB.” We commenced trading in April, 2009.

At June 18, 2009, there were 72,100,000 shares of common stock of Bonanza outstanding and there were approximately 21 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Bonanza’s common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2009
First Quarter (July – September 2008)	$0.78	$0.66

On September 4, 2009, the closing bid price of our common stock was $.66

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended June 18, 2009. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Bonanza’s Transfer Agent and Registrar for the common stock is Transfer Online located in Portland, Oregon.

Recent sales of unregistered securities

Years Ended	Stock issued for Cash	Cash Received	Stock issued for Stock Split	Stock issued and cancelled for services
June 18, 2008	3,302,100	$85,000	––	6,997,900

June 18, 2009	––	$––	61,800,000	––

2008

During the year ended June 18, 2008, the Company has issued shares of its common stock as consideration to consultants for the fair value of the services rendered. The value of those shares is determined based on the trading value of the stock at the dates on which the agreements were into for the services and the value of services rendered.  During the year ended June 18, 2008, the Company granted to consultants, 6,997,900 shares of common stock valued in the aggregate at $69,979 with a strike price of par value since the Company was not trading its common stock.  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

During the year ended June 18, 2008, the Company issued 3,302,100 shares of its common stock for

$84,670. The shares were issued to third parties in a private placement of the Company’s common stock. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

The Company has issued 250,000 in options but has no issued warrants. These options have a 2 year life and can be exercised at the option of the holder. The options were valued in accordance with Black Scholes calculation on June 18, 2008 and the company recorded an option expense in the amount of $2,500.

2009

During the year ended June 18, 2009, the Company issued 61,800,000 shares of its common stock in accordance with the forward split. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

In June 18, 2009 the company revalued its stock options previously granted during the year ended June 18, 2008 in accordance to the Black Scholes model and recorded an additional compensation expense in the amount of $59,398.

Forward Stock Splits

Share data in this report have been adjusted to reflect the following stock splits relating to the Company's common stock: February 13, 2009 the board of directors authorized a 7-for-1 forward split. The Company declared the 7 for 1 forward split was distributed on March 9, 2009. This forward split is reflected in the statement of shareholder’s equity for June 18, 2009 as an increase in common stock of 61,800,000.

ITEM 6.

SELECTED FINANCIAL DATA.

The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

Summary of Statements of Operations of BONZ

Year Ended June 18, 2009 and 2008

Statement of Operations Data
	June 18,
	2009	2008
Revenues	$––	$––
Operating and Other Expenses	(2,283,997)	(103,723)

Net Loss	$(2,283,997)	$(103,723)

Balance Sheet Data:
	June 18,
	2009	2008
Current Assets	$296	$53,614
Total Assets	99,296	152,614
Current Liabilities	124,916	42,858
Non Current Liabilities	37,222	56,000
Total Liabilities	162,138	98,858
Working Capital (Deficit)	(124,620)	10,756
Shareholders'Equity (Deficit)	$(62,842)	$53,756

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OR PLAN OF OPERATION.

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

We believe our cash balance will be sufficient to cover the expenses we will incur during the next twelve months in a limited operations scenario or until we raise the funding from this offering. If we experience a shortage of funds prior to funding we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to achieve our business plan goals, we will need the funding from this offering. We are an exploration stage company and have generated no revenue to date.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 18, 2009, cash and cash equivalents include cash on hand and cash in the bank.

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at June 18, 2009, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

Mineral property rights

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized. The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of June 18, 2009, management has determined that no impairment loss is required.

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

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Phoenix, Arizona. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000 until June 18, 2009

Share-Based Compensation

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board issued Statement “FASB” issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This statement will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168. The Company will adopt the use of the Codification for the quarter ending September 30, 2009. The Company is currently evaluating the effect on its financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors. Certain officers and directors of the Company have provided personal guarantees to our various lenders as required for the extension of credit to the Company.

Accounting policies subject to estimation and judgment

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used.

RESULTS OF OPERATIONS

Fiscal Year Ended June 18, 2009, Compared to Fiscal Year Ended June 18, 2008

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

For the year ended June 18, 2009 we generated no revenue. Our future revenue plan is uncertain and is dependent on our ability to effectively mine our products, generate sales, and obtain contract mining opportunities. There are no assurances of the ability of our Company to begin to mine our claim. The cost of mining is cost intensive so it is critical for us to raise appropriate capital to implement our business plan. The Company incurred losses of approximately $2,283,997. Our losses since our inception through June 18, 2009 amount to $2,387,720.

Liquidity and Capital Resources

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

Recent Developments

We have entered into a Promissory Bridge Note with Advantage Systems Enterprises Limited (“Advantage”) where as Advantage has extended two demand notes as follows:

July 3, 2009	$17,000	5% interest rate
August 7, 2009	$10,000	5% interest rate

We have also entered into a Promissory Bridge Note with Taylor Investment Finance & S.A. as follows:

September 1, 2009	$10,500	5.9% interest rate

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities

ITEM 8.

FINANCIAL STATEMENTS

BONANZA GOLDFIELD CORPORATION

(An Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Bonanza Goldfield Corporation

(An Exploration Stage Company)

Phoenix, Arizona

We have audited the accompanying balance sheets of Bonanza Goldfield Corporation (an exploration stage company) as of June 18, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from March 6, 2008, (date of inception) to June 18, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bonanza Goldfield Corporation as of June 18, 2009 and 2008, and the results of their operations and their cash flows for the years then ended and for the period from March 6, 2008, (date of inception) to June 18, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has an accumulated deficit at June 18, 2009. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tarvaran Askelson & Company, LLP

Laguna Niguel, California

September 14, 2009

BONANZA GOLDFIELDS CORPORATION (An Exploration Stage Company) BALANCE SHEETS

ASSETS:	June 18,
	2009	2008
CURRENT ASSETS
Cash	$296	$53,614
Total current assets	296	53,614

PROPERTY AND EQUIPMENT, net	––	––

Mining claim	99,000	99,000
TOTAL ASSETS	$99,296	$152,614

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$11,359	$14,500
Accrued interest	2,557	––
Note payable	80,000	28,358
Convertible debenture	31,000	––
Total current liabilities	124,916	42,858

Note payable	37,222	56,000
TOTAL LIABILITIES	162,138	98,858

STOCKHOLDERS' DEFICIT:
Common stock, $.0001 par value, 100,000,000 shares authorized;
72,100,000 and 10,300,000 issued and outstanding as of
June 18, 2009 and 2008, respectively	7,210	1,030
Additional paid-in capital	2,317,668	156,449
Accumulated deficit	(2,387,720)	(103,723)
Total stockholders' deficit	(62,842)	53,756

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICT	$99,296	$152,614

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORPORATION (An Exploration Stage Company) STATEMENT OF OPERATIONS FOR THE YEARS ENDED JUNE 18, 2009 AND 2008

			For the Period
			from March 6, 2008
			(inception) through
	2009	2008	June 18, 2009
Revenue	$––	$––	$––
Total	––	––	––

OPERATING EXPENSES:
General and administrative	164,576	103,365	267,941
Total operating expenses	164,576	103,365	267,941

OTHER (INCOME) AND EXPENSES:
Interest expense	2,119,421	358	2,119,779
Total other expense	2,119,421	358	2,119,779

NET LOSS	$2,283,997	$103,723	$2,387,720

NET LOSS PER SHARE:
Basic	$0.03	$0.01

Diluted	$0.03	$0.01

Basic	72,100,000	10,300,000

Diluted	72,350,000	10,550,000

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORPORATION (An Exploration Stage Company) STATEMENT OF STOCKHOLDER' DEFICIT FOR THE YEAR ENDED JUNE 18, 2009 AND FOR THE PERIOD FROM MARCH 6, 2008 (INCEPTION) THROUGH JUNE 18, 2009

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE AT MARCH 6, 2008	––	$––	$––	$––	$––

Common stock issued for compensation	6,997,900	700	69,279	––	69,979

Common stock issued for cash	3,302,100	330	84,670	––	85,000

Options issued	––	––	2,500		2,500

Net loss	––	––	––	(103,723)	(103,723)
BALANCE AT JUNE 18, 2008	$10,300,000	$1,030	$156,449	$(103,723)	$53,756

Forward split	61,800,000	6,180	(6,180)		––

Beneficial conversion feature			2,108,000		2,108,000

Option valuation			59,399		59,399

Net loss				(2,283,997)	(2,283,997)
BALANCE AT JUNE 18, 2009	$72,100,000	$7,210	$2,317,668	$(207,447)	$(62,842)

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORPORATION (An Exploration Stage Company) STATEMENT OF CASHFLOWS FOR THE YEARS ENDED JUNE 18, 2009 AND 2008

	2009	2008	For the Period from March 6, 2008 (inception) through March 19, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(2,283,997)	$(103,723)	$(2,387,720)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Options issued	––	2,500	2,500
Common stock issued for compensation	––	69,979	69,979
Beneficial conversion feature	2,108,000	––	2,108,000
Option valuation	59,399		59,399
Changes in assets and liabilities:			––
Accounts payable	(3,141)	14,500	11,359
Accrued expenses	2,199		2,199
Notes payable	(18,778)	28,358	9,580
Net cash used by operating activities	(136,318)	11,614	(124,704)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Intangible Asset	––	(99,000)	(99,000)
Net cash used in investing activities	––	(99,000)	(99,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable	52,000	56,000	108,000
Proceeds from convertible debentures	31,000	––	31,000
Proceeds from the issuance of common stock	––	85,000	85,000
Net cash provided by financing activities	83,000	141,000	224,000

INCREASE IN CASH	(53,318)	53,614	296
CASH, BEGINNING OF YEAR	53,614	––	––
CASH, END OF YEAR	$296	$53,614	$296

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$2,119,421	$358
Taxes paid	$––	$––

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELD CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

NOTE 2 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has period end losses from operations in June 18, 2009. The Company has net losses for the period from inception (March 6, 2008) to June 18, 2009 of $2,387,720. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

BONANZA GOLDFIELD CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 18, 2009 and 2008, respectively, cash and cash equivalents include cash on hand and cash in the bank.

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

BONANZA GOLDFIELD CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at June 18, 2009 and 2008, respectively, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable.

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

Mineral property rights

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized. The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of June 18, 2009, management has determined that no impairment loss is required.

BONANZA GOLDFIELD CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Phoenix, Arizona. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000 until June 18, 2009.

Accounting For Stock-Based Compensation

The Company adopted SFAS No. 123R, "Accounting for Stock-Based Compensation". This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service. The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

BONANZA GOLDFIELD CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

In addition, a public entity is required to measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value. The fair value of that award has been remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.

Non-Employee Stock Based Compensation

The cost of stock based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

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

Earnings (Loss) Per Share

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants at June 18, 2009 and 2008 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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

BONANZA GOLDFIELD CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.” EITF No. 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement. EITF No. 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities. EITF No. 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF No. 08-7 on its financial position and results of operations.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF Issue No. 08-6 (“EITF No. 08-6”), “Equity Method Investment Accounting Considerations.” EITF No. 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method. Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence. EITF No. 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact of EITF No. 08-6 on its financial position and results of operations.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active. The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The impact of adoption was not material to the Company’s financial condition or results of operations.

Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF Issue No. 08-5 (“EITF No. 08-5”), “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.” This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis. FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period

BONANZA GOLDFIELD CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

beginning on or after December 15, 2008. The Company is currently assessing the impact of FSP EITF No. 08-5 on its financial position and results of operations.

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161

In September 2008, the FASB issued FSP FAS No. 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee. Finally, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008. The Company is currently assessing the impact of FSP FAS No. 133-1 on its financial position and results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 03-6-1 on its financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock.” EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its financial statements.

BONANZA GOLDFIELD CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting  principles.  The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s financial statements.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s financial condition or results of operations.

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

BONANZA GOLDFIELD CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 141(R) will have on its results of operations and financial condition.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 160 will have on its results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115,” which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of this fair-value option did not have a material effect on its financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of fiscal year 2008. There was no material impact on the Company’s results of operations and financial condition due to the adoption of SFAS No. 157.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in the first quarter of fiscal year 2007 and did not have a material impact on its results of operations and financial condition.

BONANZA GOLDFIELD CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the loss by the weighted average number of shares outstanding during the periods.

The following table represents the computation of basic and diluted losses per share at June 18:

	2009	2008
Losses available for common shareholders	2,283,997	(103,723)

Weighted average common shares outstanding	(72,100,000)	(10,300,000)
Basic loss per share	.03	.01
Fully diluted loss per share	.03	.01
Net loss per share is based upon the weighted average shares of common stock outstanding

NOTE 5 - EQUITY,

On March 6, 2008 the Company authorized 100,000,000 shares of common stock, at $.0001 par value and 72,100,000 are issued and outstanding as of June 18, 2009.

 FORWARD SPLIT

On March 9, 2009 the Company authorized a 7 for 1 forward split of its 10,300,000 issued and outstanding at March 8, 2009. After the 7 for 1 forward split the Company has 72,100,000 issued and outstanding on June 18, 2009.

NOTE 6 – NOTE PAYABLE

The company had the following notes payable outstanding as of June 18, 2009 and 2008:
	2008	2007
Notes Payable with Gold Exploration LLC	$73,577	$84,358
Dated - June 1, 2008

Convertible Notes payable with Taylor Invest & Finance	15,426	––
Dated - October 22, 2008

Convertible Notes payable with Venture Capital International Dated - January 26, 2009	16,279

Notes payable with Taylor Invest & Finance	16,267
Dated - February 17, 2009

Notes payable with Venture Capital International	12,132	––
Dated – March 30, 2009

Notes payable with Venture Capital International	17,098	––
Dated - May 7, 2009

Total Notes Payable	$150,779	$84,358
less: Current Portion	113,557	28358
Long Term Portion	$37,222	$56,000

BONANZA GOLDFIELD CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

The Company entered into a purchase agreement to purchase mining claims with Gold Exploration LLC in the amount of $99,000 on June 1, 2008. The Company paid $15,000 and agreed to a note payable in the amount of $84,000 for the remaining balance. The note has an interest rate of 12% per annum. Consistent with the provisions of the agreements an amount of $7,000 is paid each 90 days until the full principle balance plus accrued interest is paid off. As of June 18, 2009 and 2008 the Company had a balance due to Gold Exploration LLC in the amount of $73,557 and $84,358, respectively.

The Company entered into a convertible debenture with Taylor Invest & Finance S.A. on October 22, 2008 in the amount of $15,000. This convertible debenture is due on October 22, 2009. The note has an interest rate of 4.45% per annum. The holder of the convertible debenture may at the holders option convert, in whole or in part at any time and from time to time, to the Company’s common stock at a price in effect on any conversion date shall equal to $.01. The Company recorded a value for beneficial interest in the amount of $10,020,000. As of June 18, 2009 and 2008 the Company had a balance due to Taylor Invest & Finance S.A. related to this debenture in the amount of $15,426 and $0, respectively.

The Company entered into a convertible debenture with Venture Capital International on January 26, 2009 in the amount of $16,000. This convertible debenture is due on January 26, 2010. The note has an interest rate of 4.45% per annum. The holder of the convertible debenture may at the holders option convert, in whole or in part at any time and from time to time, to the Company’s common stock at a price in effect on any conversion date shall equal to $.01. The Company recorded a value for beneficial interest in the amount of $10,088,000. As of June 18, 2009 and 2008 the Company had a balance due to Venture Capital International. related to this debenture in the amount of $16,279 and $0, respectively.

The Company entered into a demand promissory note with Taylor Invest & Finance S.A on February 17, 2009 in the amount of $16,000. The Company makes no payments until demanded by the holder. The note has an interest rate of 5%. As of June 18, 2009 and 2008 the Company had a balance due to Taylor Invest & Finance S.A related to this promissory note in the amount of $16,267 and $0, respectively.

The Company entered into a demand promissory note with Venture Capital International, Inc. on March 30, 2009 in the amount of $12,000. The Company makes no payments until demanded by the holder. The note has an interest rate of 5%. As of June 18, 2009 and 2008 the Company had a balance due to Venture Capital International, Inc related to this promissory note in the amount of $12,132 and $0, respectively.

The Company entered into a demand promissory note with Venture Capital International, Inc. on May 7, 2009 in the amount of $17,000. The Company makes no payments until demanded by the holder. The note has an interest rate of 5%. As of June 18, 2009 and 2008 the Company had a balance due to Venture Capital International, Inc. related to this promissory note in the amount of $17,098 and $0, respectively.

NOTE 7 - STOCK BASED COMPENSATION

Effective June 18, 2008, the Board of Directors of the Company approved the 2008 Stock Option and Restricted Stock Plan (the "2008 Plan"). The Plan reserves 1,000,000 shares of common stock for grants of incentive stock options, nonqualified stock options, warrants and restricted stock awards to employees, non-employee directors and consultants performing services for the Company. Options and warrants granted under the Plan have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. The options expire 2 years from the date of grant whereas warrants generally expire 5 years from the date of grant. Restricted stock awards granted under the Plan are subject to a vesting period determined at the date of grant.

The Company accounts for stock-based compensation awards in accordance with the provisions of SFAS No. 123(R), Share-Based Payment, which addresses the accounting for employee stock options.  SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards. The Company adopted SFAS 123(R) as of June 18, 2008. Prior to the adoption date, there were no stock options or other equity-based compensation awards outstanding.

BONANZA GOLDFIELD CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

A summary of stock option activity for the year ended June 18, 2009 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
June 18 2008	750,000	250,000	.50	.15	––
Grants	0	0	––	––	––
Cancellations	0	(0)	0.	0	––

June 18, 2009	750,000	250,000	.50	.1	––

Options exercisable at:
June 18, 2008		250,000	.50	2	––
June 18, 2009		250,000	.50	1	42,500

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on June 18, 2009 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 18, 2009. There have not been any options exercised during the years ended June 18, 2009 and 2008.

A summary of the changes in the Company's nonvested options during the year ended June 18, 2009 is as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at June 18, 2008	250,000	$0.
Granted	0	0.0
Vested	(250,000)	0.0
Forfeited	(0)	0.0
Nonvested at June 18, 2009	0	$0.0

All outstanding stock-based compensation awards that the Company granted in 2009 and 2008 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	Year ended June 18,
Black Scholes Pricing Model Assumptions	2009	2008
Weighted average risk free interest rate	3.75%	3.75%
Weighted average life (in years)	1	2
Volatility	53.73%	–0.00%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	.50	.50

During the years ended June 18, 2009 and June 18, 2008, stock-based compensation totaling $59,398 and $2,500, respectively, was recorded by the Company. During the years ended June 18, 2009 and June 18, 2008, total unrecognized compensation cost related to unvested stock options was $0 and $0. The cost is expected to be recognized over a weighted average period of 1 year.

BONANZA GOLDFIELD CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

The Company adopted Financial Accounting Standard No. 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $888,505 which expire in various years through 2028, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited on certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. The impact of any limitations that may be imposed for future issuances of equity securities, including issuances with respect to acquisitions have not been determined.

The provision (benefit) for income taxes from continued operations for the period ended June 18, 2009 consist of the following:

	June 18, 2009	June 18, 2008
Current:
Federal		$
State

Deferred:
Federal	$706,669		60,115
State	205,560		17,451
	912,229		60,289
Benefit from the operating loss carryforward	(912,229)		(60,289)
(Benefit) provision for income taxes, net	$––		––

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	June 18, 2009	June 18, 2008

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	9.0%	9.0%
Effective tax rate	40.0%	40.0%

BONANZA GOLDFIELD CORPORATION

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	June 18, 2009	June 18, 2008
Net operating loss carryforward	912,229	60,289
Valuation allowance	(912,229)	(60,289)

Deferred income tax asset	$––	––

NOTE 9 – COMMITMENT AND CONTINGENCIES

The Company entered into a purchase agreement to purchase mining claims with Gold Exploration LLC in the amount of $99,000 on June 1, 2008. The agreement requires the company to make royalty payments equal to 2% of the Net Smelter Returns (NSR) per year. The Company had no Smelter Returns (NSR) for the year ended 6/18/09 and no royalties were paid. The agreement does not have any commitment dates of when production is to begin.

The Company presently uses the Treasurer’s office as the company’s office. The Company does not pay any rent to the Treasurer and there are no rental agreements

NOTE 10 – SUBEQUENT EVENTS

The Company entered into two demand promissory notes with Advantage Systems Enterprise Limited on July 3, 2009 in the amount of $17,000 and August 7, 2009 in the amount of $10,000. The notes are callable by the holder and have an interest rate of 5%.

The Company entered into one demand promissory note with Taylor Invest & Finance S.A. on September 1, 2009 in the amount of $10,500. The note is callable by the holder and has an interest rate of 5%.

* * * * * *

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have no changes or disagreements with our auditors.

ITEM 9A.

CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, June 18, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 18, 2009.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 18, 2009.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Our principal executive officer and our principal financial officer, report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

Changes in Internal Control Over Financial Reporting

During the fiscal year ended June 18, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LACK OF SEGREGATION OF DUTIES

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Director and Executive Officer

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Title
Chris Tomkinson	44	President and Chief Executive Officer, Director, Principle Accounting Officer
Rosemarie Soullier	63	Director
Romy Anne Ralph	35	Director
Pamela Thompson	46	Treasurer

The background and principal occupations of the sole officer and director of the Company is as follows:

Officers and Directors:

Chris Tomkinson

Chris Tomkinson has been hired to serve as our President, Secretary and Chief Executive Officer, since May 28, 2008. From 2000 until the present Mr. Tomkinson has been self-employed in the property development and excavation industry. Mr. Tomkinson is an Electrical engineer technician and has done high voltage termination and underground termination. He has substantial experience in road construction and water sewer main installations. He is also license to install underground septic systems.

Romy Anne Ralph

After having achieved her Office Manager Diploma in 1995, Mrs. Romy Anne Ralph, Canadian citizen, joined the Canadian Armed Forces as a National Instructor for the Pacific Region. Paralell to the army Mrs. Ralph is part of the St. John Ambulance Executive Committee where she also serves as a First Aid/ CPR instructor.

Mrs. Ralph has been in command of 90 youth and 10 adult staff members at the Canadian Armed Forces until recently, and serves as a part-time Supervisor and Instructor for Cadets and senior staff.

Born in Canada in 1974, Mrs. Ralph is married and has three children.

Rose Marie Soullier

has been appointed to be a director of our Company since May 24, 2008. Ms. Soullier has been a director of a corporate service provider based in Nevis since 1997 and has acted as trustee for various private and corporate clients.

From the mid 70's Mrs. Soullier has also been the manager of her husband Ronald Soullier, a Belgian born Canadian artist, until his death in 2005.

Mrs. Rose Marie Soullier, a Peruvian born Canadian citizen, has a multilingual background, having studied in Peru, Brazil and Canada.

Executive:

Pamela J Thompson has been hired to serve as our Treasurer of the Company. Ms. Thompson holds a Bachelor of Science from Moorhead State University in Accountancy and holds her licenses as a Certified Public Accountant in the State of Arizona. She is a member of the Arizona Society of Certified Public Accountants and American Institute of Certified Public Accountants, and is the founder and principle Executive Officer of The Thompson Group, CPA’s. She is also a member of the Arizona Women’s Society of Certified Public Accountants, Multiple Joys, Inc. and Behind the Bench: National Basketball Wives Association.

Prior to joining the Company, Ms. Thompson practiced public accounting for the international firm of Arthur Andersen and Pannell Kerr Forester, and a regional firm Eide, Bailey and Company. She has had over 20 years of experience in tax, accounting, and Securities and Exchange Commission compliance for publicly traded companies. Ms. Thompson maintains a clientele of both public and private companies in a variety of business industries as well as in the area of professional athletes. Ms. Thompson has been featured in Wall Street Journal, Arizona Republic, New Jersey Star, Arizona Women’s Success Magazine, National Basketball Players Association Magazine, Behind the Bench: National Basketball Wives Association Magazine.

Audit Committee Financial Expert

The Company does not have an audit committee or a compensation committee of its board of directors. In addition, the Company’s board of directors has determined that the Company does not have an audit committee financial expert serving on the board. When the Company develops its operations, it will create an audit and a compensation committee and will seek an audit committee financial expert for its board and audit committee.

Conflicts of Interest

Members of our management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company. Although the officers and directors are engaged in other business activities, we anticipate they will devote an important amount of time to our affairs.

Our officers and directors are now and may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in business activities similar to ours. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

Compliance with Section 16(A) Of The Exchange Act 9.A. Directors And Executive Officers, Promoters, And Control Persons:

The Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's shares have not been timely and the Company has instituted procedures to ensure compliance in the future.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from the Company and it attached hereto as Exhibit 14.1

ITEM 11.

EXECUTIVE COMPENSATION

General. Mr. Chris Tomkinson serves as the Company’s chief executive officer and principle accounting officer. Mr. Tomkinson does not have a compensation plan and is subject to the start of exploration.

Summary Compensation Table

The following table sets forth for the year ended June 18, 2009 and 2008 compensation awarded to, paid to, or earned by, Mr. Chris Tomkinson, our sole Director and Chief Executive Officer, and our other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000, if any.

2009 and 2008 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation-($)	Total ($)
Chris Tomkinson CEO &CFO	2009 2008	0 0		0 0	0 2,500	0 0	0 0	0 0	0 2,500
Romy Anne Ralph, Director	2009 2008	0 0		0 33,000	0 0	0 0	0 0	0 0	0 33,000
Rose Marie Soullier, Director	2009 2008	0 0		0 36,979	0 0	0 0	0 0	0 0	0 36,979
Pamela Thompson, Treasurer	2009 2008	9,000 1,500		0 0	0 0	0 0	0 0	0 0	9,000 1,500

2009 and 2008 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Chris Tomkinson	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Romy Anne Ralph,	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Rose Marie Soullier,	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Pamela Thompson,	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

2009 and 2008 OPTION EXERCISES AND STOCK VESTED TABLE

2009 and 2008 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Chris Tomkinson		0 0	0 0	0 0
Romy Anne Ralph,		0 0	0 0	0 0
Rose Marie Soullier,		0 0	0 0	0 0
Pamela Thompson,		0 0	0 0	0 0

2009 and 2008 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Chris Tomkinson	0 0	0 0	0 0	0 0	0 0
Romy Anne Ralph,	0 0	0 0	0 0	0 0	0 0
Rose Marie Soullier,	0 0	0 0	0 0	0 0	0 0
Pamela Thompson,	0 0	0 0	0 0	0 0	0 0

2009 and 2008 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chris Tomkinson	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Romy Anne Ralph,	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Rose Marie Soullier,	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Pamela Thompson,	0 0	0 0	0 0	0 0	0 0	0 0	0 0

2009 and 2008 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
Chris Tomkinson	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Romy Anne Ralph,	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Rose Marie Soullier,	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Pamela Thompson,	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0

2009 and 2008 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits
Chris Tomkinson	2009 2008	0 0	0 0	0 0	0 0	0 0
Romy Anne Ralph,	2009 2008	0 0	0 0	0 0	0 0	0 0
Rose Marie Soullier,	2009 2008	0 0	0 0	0 0	0 0	0 0
Pamela Thompson,	2009 2008	0 0	0 0	0 0	0 0	0 0

2009 and 2008 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
Chris Tomkinson	Basic salary
Romy Anne Ralph,	Basic salary
Rose Marie Soullier,	Basic salary
Pamela Thompson,	Basic salary

Compensation of Directors

Our current compensation policy for directors is to compensate them through options to purchase common stock as consideration for their joining our board and/or providing continued services as a director. We do not currently provide our directors with cash compensation, although we do reimburse their expenses, with exception for a chairman of the board. No additional amounts are payable to the Company’s directors for committee participation or special assignments. There are no other arrangements pursuant to which any directors was compensated during the Company’s last completed fiscal year for any service provided.

.ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table lists stock ownership of our Common Stock as of September 4, 2009, based on 58,100,000 shares of common stock issued and outstanding. The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of two directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class

Romy Anne Ralph 736 E Braeburn Drive, Phoenix, AZ 85022	Common Stock	11,535,300	20%
Rose Marie Soullier 736 E Braeburn Drive, Phoenix, AZ 85022	Common Stock	23,450,000	40%
All Officers and Directors As a Group (3 persons)	Common Stock	34,985,300	6%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 100,000,000 shares of common stock, par value $ .0001.

 Common Stock

 The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of stock options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders.

Dividends

Subject to preferences that may be applicable to any then-outstanding securities with greater rights, if any, and any other restrictions, holders of Common Stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Company’s board of directors out of legally available funds. The Company and its predecessors have not declared any dividends in the past. Further, the Company does not presently contemplate that there will be any future payment of any dividends on Common Stock.

Options and Warrants:

 As of June 18, 2009 there were 250,000 options to acquire shares of the Company’s common stock outstanding, and there are no warrants outstanding

Convertible Securities

At June 18, 2009, the Company has two convertible debts that convert at $.01 as the option of the holder.

Transfer Agent

On June 1, 2008, the Company engaged Transfer Online, Inc. to serve in the capacity of transfer agent. Their mailing address and telephone number Transfer Online, Inc., 317 SW Alder Street, 2nd Floor, Portland, OR 97201 - Phone is (503) 227-2950.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended June 18, 2009 there were no related party advances.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by Tarvaran, Askelson & Company for professional services rendered for the audit of the Company’s annual financial statements for fiscal years ended June 18, 2009 and 2008 approximated $5,500 and $5,000 respectively. The aggregate fees billed by Tarvaran, Askelson & Company for the review of the financial statements included in the Company’s Forms 10-Q for fiscal year 2008 and 2007 approximated $7,500 per year.

Audit-Related Fees. The aggregate fees billed by Tarvaran, Askelson & Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended June 18, 2009 and 2008, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0 and $0, respectively.

Tax Fees. The aggregate fees billed by Jewett Schwartz Wolfe & Associates for professional services rendered for tax compliance, tax advice and tax planning for the fiscal year ended June 18, 2009 and 2008 were $0.

All Other Fees. The aggregate fees billed by Tarvaran, Askelson & Company for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended June 18, 2009 and 2008 approximated $5,500 and $5,000 respectively.

The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for its 2008 fiscal year for filing with the SEC.

The Board pre-approved all fees described above.

PART IV

ITEM 15.

EXHIBITS AND REPORTS.

Exhibits

3.1	Articles of Incorporation (1)
3.2	Amendments to Articles of Incorporation (1)
3.1	Bylaws of the Corporation (1)
14.1	Code of Ethics (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (2)
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (2)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (2)

———————

(1). Incorporated by reference to the same exhibit filed with Amendment No. 3 to the Company’s Registration Statement on Form SB2 (Commission File No. 333-137170).

(2)

Filed herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant	Bonanza Goldfield Corporation
Date: September 16, 2009

	By:	/s/ Chris Tomkinson
Chris Tomkinson Chief Executive Officer (Principle Executive Officer)

Date: September 16, 2009
	By:	/s/ Chris Tomkinson
Chris Tomkinson Chief Financial Officer (Principle Financial Officer )

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: September 16, 2009
	By:	/s/ Chris Tomkinson
Chief Executive Officer (Principle Executive Officer), Chief Financial Officer (Principle Financial Officer)