Form 10-Q
period 2009-09-30
Bonanza Goldfield Corp.
filed 2009-11-16
CIK 1439264

U.S. Securities and Exchange Commission

Washington, D.C. 20549

____________________

Form 10-Q

____________________

(Mark One)

☐  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

☑  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the transition period from June 19, 2009 through September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐  No ☑

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2009
Common stock, $0.0001 par value	58,100,000

BONANZA GOLDFIELDS CORP.

INDEX TO FORM 10-Q FILING

FOR THE TRANSITION PERIOD ENDED SEPTEMBER 30, 2009 AND THE THREE MONTHS ENDED
SEPTEMBER 16, 2008

TABLE OF CONTENTS

Part I Financial Information

Item 1.              Financial Statements

2

Condensed Balance Sheets

2

Condensed Statement of Operations  (Unaudited)

3

Condensed Statement of Cashflows (Unaudited)

4

Notes to Financial Statements

5

Item 2.              Management’s Discussion and Analysis of Financial Condition
and Results Of Operations

17

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

23

Item 4.              Controls and Procedures

23

Part II Other Information

Item 1.              Legal Proceedings

25

Item 1a.            Risk Factors

25

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds Securities

30

Item 3.              Defaults Upon Senior Securities

30

Item 4.              Submission of Matters to a Vote of Security Holders

30

Item 5.              Other Information

30

Item 6.              Exhibits

30

Signatures

31

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
CONDENSED BALANCE SHEETS

	September 30,	June 18,
	2009	2009
ASSETS:	(unaudited)
CURRENT ASSETS
Cash	$521	$296
Total current assets	521	296

PROPERTY AND EQUIPMENT, net	––	––

Mining claim	99,000	99,000
TOTAL ASSETS	$99,521	$99,296

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$9,600	$11,359
Accrued interest	4,582	2,557
Note payable	110,500	80,000
Convertible debentures	31,000	31,000
Total current liabilities	155,682	124,916

Note payable	38,746	37,222
TOTAL LIABILITIES	194,428	162,138

STOCKHOLDERS' DEFICIT:
Common stock, $.0001 par value, 100,000,000 shares authorized; 58,100,000 and 72,100,000 issued and outstanding as of September 30, 2009 and June 18, 2009	5,810	7,210
Additional paid-in capital	2,319,068	2,317,668
Accumulated deficit	(2,419,785)	(2,387,720)
Total stockholders' equity	(94,907)	(62,842)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$99,521	$99,296

The accompanying notes are an integral part of these condensed financial statements

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
CONDENSED STATEMENT OF OPERATIONS (Unaudited)

	Transition Period Ended September 30, 2009	Three Months Ended September 16, 2008	For the Period from March 6, 2008 September 30, 2009

Revenue	$––	$––	$––
Total	––	––	––

OPERATING EXPENSES:
General and administrative	17,212	48,598	285,153
Exploration expenses	10,000	––	10,000
Total operating expenses	27,212	48,598	295,153

OTHER (INCOME) AND EXPENSES:
Interest expense	4,854	––	2,124,633
Total other expense	4,854	––	2,124,633

NET LOSS	$32,065	$48,598	$2,419,785

NET LOSS PER SHARE:
Basic	58,100,000	10,300,000

Diluted	58,350,000	10,550,000

Basic	$0.001	$0.005

Diluted	$0.001	$0.005

The accompanying notes are an integral part of these condensed financial statements

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
CONDENSED STATEMENT OF CASHFLOWS (Unaudited)

	Transition Period Ended September 30, 2009	Three Months Ended September 16, 2008	For the Period from March 6, 2008 (inception) through September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(32,065)	$(48,598)	$(2,419,785)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Options issued	––	––	2,500
Common stock issued for compensation	––	––	69,979
Beneficial conversion feature	––		2,108,000
Option valuation	––		59,399
Changes in assets and liabilities:
Accounts payable	(1,760)	(2,776)	9,599
Accrued expenses	2,026		4,225
Notes payable	7,000	––	16,580
Net cash used by operating activities	(24,799)	(51,374)	(149,503)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Intangible Asset	––	––	(99,000)
Net cash used in investing activities	––	––	(99,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	30,500	––	138,500
Repayment of notes payable	(5,476)		(5,476)
Proceeds from convertible debentures	––		31,000
Proceeds from the issuance of common stock	––	––	85,000
Net cash provided by financing activities	25,024	––	249,024

INCREASE IN CASH	225	(51,374)	521
CASH, BEGINNING OF YEAR	296	53,614	––
CASH, END OF YEAR	$521	$2,240	$521

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$3,919	$––
Taxes paid	$––	$––

The accompanying notes are an integral part of these condensed financial statements

BONANZA GOLDFIELDS CORP.

NOTES TO FINANCIAL STATEMENTS

TRANSITION PERIOD ENDED SEPTEMBER 30, 2009
AND THE THREE MONTHS ENDED SEPTEMBER 16, 2008

NOTE 1 - DESCRIPTION OF BUSINESS

Bonanza Goldfields Corp. (the “Company”) was incorporated under the laws of the State of Nevada on March 6, 2008 ("Inception Date") On August 3, 2009 the Company elected to change its year end to June 30th from June 18th. The Company is in the process of acquiring mineral properties or claims located in the State of Arizona, USA. The recoverability of amounts from the properties or claims will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying properties and/or claims, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property and/or claim agreements and to complete the development of the properties and/or claims, and upon future profitable production or proceeds for the sale thereof. The Company's corporate office is located in Phoenix, Arizona.

NOTE 2 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has period end losses from operations in September 30, 2009. The Company has net losses for the period from inception (March 6, 2008) to September 30, 2009 of $2,419,785. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Basis of Presentation

The Company has produced minimal revenue from its principal business and is an exploration stage company as defined by the Statement of Financial Accounting Standards Topic 26 “Accounting and Reporting by Exploration State Enterprises”.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates.

Exploration Stage Enterprise

The Company's financial statements are prepared pursuant to the provisions of Topic 26, “Accounting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mining interests that will eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in major commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the development stage. Mining companies subject to Topic 26 are required to label their financial statements as an “Exploratory Stage Company,” pursuant to guidance provided by SEC Guide 7 for Mining Companies.

Revenue Recognition

As the Company is continuing exploration of its mineral properties, no significant revenues have been earned to date. The Company recognizes revenues at the time of delivery of the product to the customers

Revenue includes sales value received for our principle product, silver, and associated by-product revenues from the sale of by-product metals consisting primarily of gold and copper. Revenue is recognized when title to silver and gold passes to the buyer and when collectibility is reasonably assured. The passing of title to the customer is based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets for example, the London Bullion Market, an active and freely traded commodity market, for both gold and silver, in an identical form to the product sold.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of year ended or less to be cash equivalents. Cash equivalents include cash on hand and cash in the bank.

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at September 30, 2009, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of September 30, 2009, management has determined that no impairment loss is required.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated an impairment of long lived assets.

Income Taxes

Deferred income taxes are provided based on the provisions of ASC Topic 740, "Accounting for Income Taxes", to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740"). Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2009, the Company did not record any liabilities for uncertain tax positions.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Phoenix, Arizona. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

Share-Based Compensation

The Company applies Topic 718 “Share-Based Payments” (“Topic 718”) to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Compensation cost is recognized when the event occurs. The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive. At September 30, 2009 the common stock equivalents consisted of 250,000 options and no common stock warrants.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation for comparative purposes.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

On July 15, 2009, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Condensed Financial Statements.

In June 2009, the FASB issued guidance now codified as ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC 105”), which establishes the FASB Accounting Standards Codification as the source of GAAP to be applied to nongovernmental agencies. ASC 105 explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. ASC 105 became effective for interim or annual periods ending after September 15, 2009. ASC 105 does not have a material impact on the Company’s Condensed financial statements presented hereby.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events” (“ASC 855”). The pronouncement modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of ASC 855 in the second quarter of 2009, in accordance with the effective date.

On April 1, 2009, the Company adopted updates issued by the FASB to the recognition and presentation of other-than-temporary impairments. These changes amend existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The recognition provision applies only to fixed maturity investments that are subject to the other-than-temporary impairments. If an entity intends to sell, or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is other-than-temporarily impaired and the full amount of the impairment is recognized as a loss through earnings. Otherwise, losses on securities which are other-than-temporarily impaired are separated into: (i) the portion of loss which represents the credit loss; or (ii) the portion which is due to other factors.

The credit loss portion is recognized as a loss through earnings, while the loss due to other factors is recognized in other comprehensive income (loss), net of taxes and related amortization. A cumulative effect adjustment is required to accumulated earnings and a corresponding adjustment to accumulated other comprehensive income (loss) to reclassify the non-credit portion of previously other-than-temporarily impaired securities which were held at the beginning of the period of adoption and for which the Company does not intend to sell and it is more likely than not that the Company will not be required to sell such securities before recovery of the amortized cost basis. These changes were effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted these changes effective April 1, 2009.

In April 2009, the FASB issued guidance now codified as ASC Topic 825, “Financial Instruments” (“ASC 825”). The pronouncement amends previous ASC 825 guidance to require disclosures about the fair value of financial instruments in all interim as well as annual financial statements. This pronouncement was effective for interim periods ending after June 15, 2009 and the Company adopted its provisions in the second quarter of 2009.

On January 1, 2009, the Company adopted updates issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the Condensed Consolidated Financial Statements. These provisions will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of these changes.

On January 1, 2009, the Company adopted updates issued by the FASB to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes had no impact on the Condensed Financial Statements.

On January 1, 2009, the Company adopted updates issued by the FASB to the calculation of earnings per share. These changes state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented. The adoption of these changes had no impact on the Condensed Financial Statements.

In April 2008, the FASB issued guidance now codified as ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”). This pronouncement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previous ASC 350 guidance, thereby improving the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC Topic 805, “Business Combinations” (“ASC 805”). This pronouncement was effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company has not acquired any intangible assets since adopting this pronouncement. As such, there has been no impact to the Company’s financial statements since the January 1, 2009 adoption date.

In March 2008, the FASB issued guidance now codified as ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), which expands the disclosure requirements in previous ASC 815 guidance about an entity’s derivative instruments and hedging activities. This pronouncement’s disclosure provisions apply to all entities with derivative instruments subject to the previous ASC 815 guidance. The provisions also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to this pronouncement must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing required disclosures, generally will need to be presented for every annual and interim reporting period. This pronouncement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. For the nine months ended September 30, 2009, the Company has included the expanded disclosures about derivative instruments and hedging activities within the Company’s Condensed financial statements.

In December 2007, the FASB issued guidance now codified as ASC Topic 805, “Business Combinations” (“ASC 805”), which replaces previous ASC 805 guidance. This pronouncement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in connection with a business combination. This pronouncement also establishes disclosure requirements that will enable users to evaluate the nature and financial effect of the business combination. This pronouncement applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company applied the provisions of ASC 805 in connection with the acquisition that closed during the first quarter of 2009. The adoption of this pronouncement did not have a material impact on the Company’s Condensed financial statements.

Updates issued but not yet adopted

In October 2009, the FASB issued updates to revenue recognition guidance. These changes provide application guidance on whether multiple deliverables exist, how the deliverables should be separated, and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on its Condensed Financial Statements.

In August 2009, the FASB issued updates to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes will become effective for the Company’s Financial Statements for the year ended December 31, 2009. The Company has not determined the impact that this update may have on its Condensed Financial Statements.

NOTE 4 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the loss by the weighted average number of shares outstanding during the periods.

The following table represents the computation of basic and diluted losses per share for the period ended September 30, 2009 and three months ended September 16, 2008:

	2009	2008
Losses available for common shareholders	32,065	48,598
Weighted average common shares outstanding	58,100,000	10,300,000
Basic loss per share	.001	.005
Fully diluted loss per share	.001	.005

Net loss per share is based upon the weighted average shares of common stock outstanding

NOTE 5 - EQUITY,

On March 6, 2008 the Company authorized 100,000,000 shares of common stock, at $.0001 par value and 58,100,000 are issued and outstanding as of September 30, 2009.

 FORWARD SPLIT

On February 13, 2009 the Company authorized a 7 for 1 forward split of its 10,300,000 issued and outstanding shares of common stock, which was effective as of March 9, 2009. After the 7 for 1 forward split the Company has 72,100,000 issued and outstanding on September 30, 2009. In August, 2009, 14,000,000 common shares were cancelled by agreement.

NOTE 6 – NOTE PAYABLE

The company had the following notes payable outstanding as of September 30, 2009 and September 16, 2008:

	2009	2008
Notes Payable with Gold Exploration LLC Dated - June 1, 2008	$68,558	$84,358
Convertible Notes payable with Taylor Invest & Finance Dated - October 22, 2008	15,616	––
Convertible Notes payable with Venture Capital International - Dated - January 26, 2009	16,482
Notes payable with Taylor Invest & Finance Dated - February 17, 2009	16,495	––
Notes payable with Venture Capital International Dated – March 30, 2009	12,303	––
Notes payable with Venture Capital International Dated - May 7, 2009	17,340	––
Notes payable with Advantage Systems Enterprises Limited Dated – July 3, 2009	17,242	––
Notes payable with Advantage Systems Enterprises Limited Dated – August 7, 2009	10,142	––
Notes payable with Advantage Systems Enterprises Limited Dated – August 31, 2009	10,650	––

Total Notes Payable	$184,828	$84,358
less: Current Portion	146,082	28,358
Long Term Portion	$38,746	$56,000

The Company entered into a purchase agreement to purchase mining claims with Gold Exploration LLC in the amount of $99,000 on June 1, 2008. The Company paid $15,000 and agreed to a note payable in the amount of $84,000 for the remaining balance. The note has an interest rate of 12% per annum. Consistent with the provisions of the agreements an amount of $7,000 is paid each 90 days until the full principle balance plus accrued interest is paid off. As of September 30, 2009 and December 31, 2008 the Company had a balance due to Gold Exploration LLC in the amount of $68,558 and $84,358, respectively.

The Company entered into a convertible debenture with Taylor Invest & Finance S.A. on October 22, 2008 in the amount of $15,000. This convertible debenture is due on October 22, 2009. The note has an interest rate of 4.45% per annum. The holder of the convertible debenture may at the holders option convert, in whole or in part at any time and from time to time, to the Company’s common stock at a price in effect on any conversion date shall equal to $.01. As of September 30, 2009 and December 31, 2008 the Company had a balance due to Taylor Invest & Finance S.A. related to this debenture in the amount of $15,616 and $0, respectively.

The Company entered into a convertible debenture with Venture Capital International on January 26, 2009 in the amount of $16,000. This convertible debenture is due on January 26, 2010. The note has an interest rate of 4.45% per annum. The holder of the convertible debenture may at the holders option convert, in whole or in part at any time and from time to time, to the Company’s common stock at a price in effect on any conversion date shall equal to $.01. As of September 30, 2009 and December 31, 2008 the Company had a balance due to Venture Capital International related to this debenture in the amount of $16,482 and $0, respectively.

The Company entered into a demand promissory note with Taylor Invest & Finance S.A on February 17, 2009 in the amount of $16,000. The Company makes no payments until demanded by the holder. The note has an interest rate of 5%. As of September 30, 2009 and December 31, 2008 the Company had a balance due to Taylor Invest & Finance S.A related to this promissory note in the amount of $16,495 and $0, respectively.

The Company entered into a demand promissory note with Venture Capital International, Inc. on March 30, 2009 in the amount of $12,000. The Company makes no payments until demanded by the holder. The note has an interest rate of 5%. As of September 30, 2009 and December 31, 2008 the Company had a balance due to Venture Capital International, Inc related to this promissory note in the amount of $12,303 and $0, respectively.

The Company entered into a demand promissory note with Venture Capital International, Inc. on May 7, 2009 in the amount of $17,000. The Company makes no payments until demanded by the holder. The note has an interest rate of 5%. As of September 30, 2009 and December 31, 2008 the Company had a balance due to Venture Capital International, Inc. related to this promissory note in the amount of $17,340 and $0, respectively.

The Company entered into a demand promissory note with Advantage Systems Enterprise Limited on July 3, 2009 in the amount of $17,000. The Company makes no payments until demanded by the holder. The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%. As of September 30, 2009 and December 31, 2008 the Company had a balance due to Advantage Systems Enterprise Limited related to this promissory note in the amount of $17,242 and $0, respectively.

The Company entered into a demand promissory note with Advantage Systems Enterprises Limited on August 7, 2009 in the amount of $10,000. The Company makes no payments until demanded by the holder. The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%. As of September 30, 2009 and December 31, 2008 the Company had a balance due to Advantage Systems Enterprise Limited, Inc. related to this promissory note in the amount of $10,142 and $0, respectively.

The Company entered into a demand promissory note with Taylor Invest & Finance S.A. on September 1, 2009 in the amount of $10,500. The Company makes no payments until demanded by the holder. The note has an interest rate of 5%. The note is callable by the holder and has an interest rate of 5%. As of September 30, 2009 and December 31, 2008 the Company had a balance due to with Taylor Invest & Finance S.A. related to this promissory note in the amount of $10,650 and $0, respectively.

NOTE 7 - STOCK BASED COMPENSATION

Effective September 16, 2008, the Board of Directors of the Company approved the 2008 Stock Option and Restricted Stock Plan (the "2008 Plan"). The Plan reserves 1,000,000 shares of common stock for grants of incentive stock options, nonqualified stock options, warrants and restricted stock awards to employees, non-employee directors and consultants performing services for the Company. Options and warrants granted under the Plan have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. The options expire 2 years from the date of grant whereas warrants generally expire 5 years from the date of grant. Restricted stock awards granted under the Plan are subject to a vesting period determined at the date of grant.

The Company accounts for stock-based compensation awards in accordance with the provisions of ASC Topic 718, Share-Based Payment, which addresses the accounting for employee stock options.  ASC Topic 718 requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards. The Company adopted ASC Topic 718 as of September 16, 2008. Prior to the adoption date, there were no stock options or other equity-based compensation awards outstanding.

A summary of stock option activity for the year ended September 30, 2009 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
June 18, 2009	750,000	250,000	.50	.15	––
Grants	0	0	––	––	––
Cancellations	0	(0)	0.	0	––

September 30, 2009	750,000	250,000	.50	.1	––

Options exercisable at:
September 18, 2009		250,000	.50	1	––
September 30, 2009		250,000	.50	1	42,500

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on September 30, 2009 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2009. There have not been any options exercised during the years ended September 30, 2009 and 2008.

A summary of the changes in the Company's nonvested options during the year ended September 30, 2009 is as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at June 18, 2009	250,000	$0.
Granted	0	0.0
Vested	(250,000)	0.0
Forfeited	(0)	0.0
Nonvested at September 30, 2009	0	$0.0

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

During the transition period ended September 30, 2009, total unrecognized compensation cost related to unvested stock options was $0.

NOTE 8 - INCOME TAXES

The Company adopted ASC Topic 740 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $2,419,785 which expire in various years through 2028, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized.

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

The provision (benefit) for income taxes from continued operations for the period ended September 30, 2009 and three months ended September 16, 2008 consist of the following:

	September 30, 2009		September 16, 2008
Current:
Federal	$		$
State

Deferred:
Federal		$9,921		$15,036
State		2,886		4,374
		12,807		19,410
Benefit from the operating loss carryforward		(12,807)		(19,410)
(Benefit) provision for income taxes, net		$––		$––

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	September 30, 2009	September 16, 2008
Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	9.0%	9.0%
Effective tax rate	40.0%	40.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	September 30, 2009	September 16, 2008
Net operating loss carryforward	12,807	19,410
Valuation allowance	(12,807)	(19,410)
Deferred income tax asset	$––	$––

NOTE 9 – COMMITMENT AND CONTINGENCIES

The Company entered into a purchase agreement to purchase mining claims with Gold Exploration LLC in the amount of $99,000 on June 1, 2008. The agreement requires the company to make royalty payments equal to 2% of the Net Smelter Returns (NSR) per year. The Company had no Smelter Returns (NSR) for the transition period ended September 30, 2009 and no royalties were paid. The agreement does not have any commitment dates of when production is to begin.

The Company presently uses the Treasurer’s office as the company’s office. The Company does not pay any rent to the Treasurer and there are no rental agreements

NOTE 10 – SUBEQUENT EVENTS

The Company entered into a demand promissory note with Venture Capital International, Inc. on October 15, 2009 in the amount of $10,000. The note is callable by the holder and has an interest rate of 5%.

The Company entered into a demand promissory note with Venture Capital International, Inc. on October 27, 2009 in the amount of $7,000. The note is callable by the holder and has an interest rate of 5%.

The Company entered into a demand promissory note with Advantage Systems Enterprise Limited on November 9, 2009 in the amount of $25,000. The note is callable by the holder and has an interest rate of 5%

The Company entered into a convertible debenture with Taylor Invest & Finance S.A. on October 22, 2008 in the amount of $15,000. This convertible debenture is due on October 22, 2009. The note has an interest rate of 4.45% per annum. The holder of the convertible debenture may at the holders option convert. Taylor Invest exchanged the convertible note for a simple promissory note in a like kind exchange. The exchanged promissory note is a demand note that accrues interest at 5%. This exchange took place on October 21, 2009.

* * * * * * * * * * *

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” and “our” refer to Bonanza Goldfield Corporation, unless the context requires otherwise.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 19, 2009, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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
Posting a reclamation bond	$2,300
Application to BLM consulting costs	10,000
Total	$12,300
Total estimated time 30-45 days

The Company has applied to the BLM and has replied to all comments made by the BLM.

The Company believes the approval will be received within the next week and Phase 2 will commence immediately upon this approval.

Phase 1
Backhoe trenching	$
Sample taking, blending, splitting and bagging
Supervision & labor
Total		$21,000
Total estimated time 9 days

The purpose of the trenching is to better define or expand existing drill targets & possibly expand # of drill targets.

Phase 2

Boxing and preparing for assay	$
Shipping and assay costs
Return the trenching site to BLM satisfaction
Supervision, labor and equipment costs
Total		$31,000
Total estimated time 11 days

Phase 3
Drilling a minimum of 20 two-hundred foot RC drill holes
= 4000 feet @$20 ft. =	$80,000
Minimum estimated Mob/demob	6,000
Additives & supplies	4,000
Sample collecting & assaying	30,000
Supervision & labor	10,000
Total	$130,000
Total estimated time 30 days

Phase 4
Site reclamation of drill pads and roads	$5,000
Shipping samples to lab	1,000
Field supplies not mentioned above	2,000
Supervision & labor	5,000
(the $8000 bond may be refunded if reclamation is completed properly)
Total	$13,000
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

For the period ended September 30, 2009 and for fiscal 2009, we generated no revenue. Our future revenue plan is uncertain and is dependent on our ability to effectively mine our products, generate sales, and obtain contract mining opportunities. There are no assurances of the ability of our company to begin to mine our claim. The cost of mining is cost intensive so it is critical for us to raise appropriate capital to implement our business plan. We incurred losses of $32,065 and $48,598 for the transition period ended September 30, 2009 and three months ended September 16, 2008. Our losses since our inception through September 30, 2009 amount to $2,419,785.

Liquidity and Capital Resources

We have maintained a minimum of three months of working capital in its bank account since June 1, 2008. This reserve was intended to allow for an adequate amount of time to secure additional funds from investors as needed. To date, we have has succeeded in securing capital as needed, but there is no guarantee this will continue.

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

We believe we will have to rely on public and private equity and debt financings to fund our liquidity requirements over the intermediate term. We may be unable to obtain any additional financings on terms favorable to us, or obtain additional funding at all. If adequate funds are not available on acceptable terms, and if cash and cash equivalents together with any income generated from operations fall short of our liquidity requirements, we may be unable to sustain operations. Continued negative cash flows could create substantial doubt regarding our ability to fully implement our business plan and could render us unable to expand our operations, successfully promote our brand, develop our products, respond to competitive pressures, or take advantage of acquisition opportunities, any of which may have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payments of dividends.

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Basis of Presentation

The Company has produced minimal revenue from its principal business and is an exploration stage company as defined by ASC Topic 26 “Accounting and Reporting by Exploration State Enterprises”.

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

Exploration Stage Enterprise

The Company's financial statements are prepared pursuant to the provisions of ASC Topic 26 “Accounting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mining interests that will eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in major commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the development stage. Mining companies subject to ASC Topic 26 are required to label their financial statements as an “Exploratory Stage Company,” pursuant to guidance provided by SEC Guide 7 for Mining Companies.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2009, cash and cash equivalents include cash on hand and cash in the bank.

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at September 30, 2009, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

Mineral property rights

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized. The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of September 30, 2009, management has determined that no impairment loss is required.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 3605, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated an impairment of long lived assets.

Income Taxes

Deferred income taxes are provided based on the provisions of ASC Topic 740, "Accounting for Income Taxes", to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740"). Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2009, the Company did not record any liabilities for uncertain tax positions.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Phoenix, Arizona. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000 until September 30, 2009

Share-Based Compensation

The Company applies Topic 718 “Share-Based Payments” (“Topic 718”) to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Compensation cost is recognized when the event occurs. The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive. At September 30, 2009 the common stock equivalents consisted of 250,000 options and no common stock warrants.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation for comparative purposes.

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

ITEM 4.

CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our principal executive officer and our principal financial officer are required to base their assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base their assessment. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our internal control over financial reporting was effective as of September 30, 2009.

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.

RISK FACTORS

You should carefully consider the following risk factors together with the other information contained in this Interim Report on Form 10-Q, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline. There have been no material changes to the risk factors previously discussed in Item 1A of the Company’s Form 10-K for the year ended June 18, 2009, including but not limited, to the following:

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

We were incorporated in March 6, 2008 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $2,419,785 from inception to September 30, 2009. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. . We currently have no such insurance, but our management intends to periodically review the availability of commercially reasonable insurance coverage. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all our assets.

If we confirm commercial concentrations of gold or other minerals on our claims and interests, we can provide no assurance that we will be able to successfully bring those claims or interests into commercial production.

If our exploration programs are successful in confirming deposits of commercial tonnage and grade, we will require additional funds in order to place the claims and interests into commercial production. This may occur for a number of reasons, including because of regulatory or permitting difficulties, because we are unable to obtain any adequate funds or because we cannot obtain such funds on terms that we consider economically feasible.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our September 30, 2010 report on Form 10-Q for our fiscal period ending June 30, 2010, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending June 30, 2010, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no sales of unregistered sales of equity securities during the period ended September 30, 2009.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2009.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended September 30, 2009.

ITEM 5.

OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form except the Board of Directors revised the Company bylaws to adjust the fiscal year end from June 18 to June 30.

ITEM 6.

EXHIBITS

3.1 3.2 10.1 31.1

Articles of Incorporation(1)

Bylaws (1)

Agreement with Gold Explorations, LLC and Bonanza Goldfields, Corp., dated July 1, 2009.(2)

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

Registrant	Bonanza Goldfields Corp.
Date: November 16, 2009	By: /s/ Chris Tomkinson
Chris Tomkinson
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)