Form 10-Q
period 2009-12-31
Bonanza Goldfield Corp.
filed 2010-02-12
CIK 1439264

U.S. Securities and Exchange Commission
Washington, D.C. 20549
_____________________________

FORM 10-Q
____________________

(Mark One)
☑  Quarterly Report Pursuant to Section 13 or 15(d) of  the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the transition period from _____ through _____

_________________________________

Commission File No. 333-137170
_________________________________

Bonanza Goldfields Corp.
(Name of registrant as specified in its charter)

Nevada	26-2723015
State of Incorporation	IRS Employer Identification No.

736 East Braeburn Drive, Phoenix, AZ 85022
(Address of principal executive offices)
(602) 488-4958
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer large accelerated filer” and “Smaller reporting company” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non–Accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes     No  ☑

Transitional Small Business Disclosure Format (check one): Yes  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding February 3, 2010
Common stock, $0.0001 par value	66,980,000

BONANZA GOLDFIELDS CORP.
INDEX TO FORM 10-Q FILING
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND DECEMBER 19, 2009

TABLE OF CONTENT

PART I
FINANCIAL INFORMATION

		PAGE
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Balance Sheets	1
	Condensed Statements of Operations	2
	Statement of Cash Flows	3
	Notes to Financial Statements	4
Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations	19
Item 3	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	27

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 1A	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Submission of Matters to a Vote of Security Holders	33
Item 5	Other information	33
Item 6.	Exhibits	33
		33
	CERTIFICATIONS

Exhibit 31	Management certification
Exhibit 32	Sarbanes-Oxley Act

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
CONDENSED BALANCE SHEETS

ASSETS:
	December 31, 2009	June 18, 2009
	(unaudited)
CURRENT ASSETS
Cash	$580	$296
Total current assets	580	296

PROPERTY AND EQUIPMENT, net	-	-

Mining claim	99,000	99,000
TOTAL ASSETS	$99,580	$99,296

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$16,056	$11,359
Accrued interest	6,372	2,557
Note payable	172,500	80,000
Convertible debentures	8,000	31,000
Total current liabilities	202,928	124,916

Note payable	33,648	37,222
TOTAL LIABILITIES	236,576	162,138

STOCKHOLDERS' DEFICIT:
Common stock, $.0001 par value, 100,000,000 shares authorized;
63,700,000 and 72,100,000 issued and outstanding
as of December 31, 2009 and June 18, 2009	6,370	7,210
Additional paid-in capital	2,626,508	2,317,668
Accumulated deficit	(2,769,873)	(2,387,720)
Total stockholders' equity	(136,995)	(62,842)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$99,580	$99,296

The accompanying notes are an integral part of these condensed financial statements.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

					For the Period
	Three Months Ended		Six Months Ended		from March 6, 2008
	December 31,	December 19,	December 31,	December 19,	(inception) through
	2009	2008	2009	2008	December 31, 2009

Revenue	$-	$-	$-	$-	$-
Total	-	-	-	-	-

OPERATING EXPENSES:
General and administrative	17,644	14,891	34,855	57,306	302,796
Exploraton expenses	28,753	-	38,753	-	38,753
Total operating expenses	46,397	14,891	73,608	57,306	341,549

OTHER (INCOME) AND EXPENSES:
Interest expense	303,692	20,587	308,545	20,587	2,428,324
Total other expense	303,692	20,587	308,545	20,587	2,428,324

NET LOSS	$350,088	$35,478	$382,153	$77,893	$2,769,873

Weighted average shares outstanding - basic and diluted
basic and diluted	59,378,261	10,300,000	58,700,000	10,300,000

basic and diluted	$0.006	$0.003	$0.007	$0.008

 The accompanying notes are an integral part of these condensed financial statements

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
CONDENSED STATEMENT OF CASHFLOWS
(Unaudited)

			For the Period
	Six Months		from March 6, 2008
	December 31	December 19,	(inception) through
	2009	2008	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(382,153)	$(77,893)	$(2,769,873)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Options issued	-	-	2,500
Common stock issued for compensation	-	-	69,979
Beneficial conversion feature	-	15,000	2,108,000
Option valuation	-		59,399
Changes in assets and liabilities:
Accounts payable	4,696	(3,026)	16,055
Accrued expenses	3,815	(1,413)	6,014
Notes payable	7,000	-	16,580
Net cash used by operating activities	(366,642)	(67,332)	(491,346)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Intangible Asset	-	-	(99,000)
Net cash used in investing activities	-	-	(99,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	77,500	-	185,500
Repayment of notes payable	(10,574)		(10,574)
Conversion of notes payables	300,000		300,000
Proceeds from convertible debentures	-	15,000	31,000
Proceeds from the issuance of common stock	-	-	85,000
Net cash provided by financing activities	366,926	15,000	590,926

INCREASE IN CASH	284	(52,332)	580
CASH, BEGINNING OF YEAR	296	53,614	-
CASH, END OF YEAR	$580	$1,282	$580

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$308,545	$20,586
Taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements

BONANZA GOLDFIELDS CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND DECEMBER 19, 2009

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

NOTE 2 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has period end losses from operations in December 31, 2009.  The Company has net losses for the period from inception (March 6, 2008) to December 31, 2009 of $2,769,873.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

Pursuant to guidance in Topic 605, "Revenue Recognition for Financial Statements", revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectibility is probable. The passing of title to the customer is based on the terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets, for example the London Bullion Market for both gold and silver, in an identical form to the product sold.

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at December 31, 2009, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of December 31, 2009, management has determined that no impairment loss is required.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2009, the Company did not record any liabilities for uncertain tax positions.

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

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.  At December 31, 2009 the common stock equivalents consisted of 250,000 options and no common stock warrants.

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

In September 2009, Accounting Standards Codification (“ASC”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for registrants. The discussion below includes the applicable ASC reference.

On December 31, 2009, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Condensed Financial Statements.

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

In March 2008, the FASB issued guidance now codified as ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), which expands the disclosure requirements in previous ASC 815 guidance about an entity’s derivative instruments and hedging activities. This pronouncement’s disclosure provisions apply to all entities with derivative instruments subject to the previous ASC 815 guidance. The provisions also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to this pronouncement must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing required disclosures, generally will need to be presented for every annual and interim reporting period. This pronouncement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. For the six months ended December 31, 2009, the Company has included the expanded disclosures about derivative instruments and hedging activities within the Company’s Condensed Financial Statements.

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

The following table represents the computation of basic and diluted losses per share for the  six months ended December 31, 2009 and six months ended December 19, 2008:

	2009	2008

Losses available for common shareholders	382,153	77,893

Weighted average common shares outstanding	58,700,000	10,300,000
Basic loss per share	.007	.008
Fully diluted loss per share	.007	.008
Net loss per share is based upon the weighted average shares of common stock outstanding

NOTE 5 - EQUITY

On March 6, 2008, the Company authorized 100,000,000 shares of common stock, at $.0001 par value and 63,700,000 are issued and outstanding as of December 31, 2009.

 FORWARD SPLIT

On February 13, 2009, the Company authorized a 7 for 1 forward split of its 10,300,000 issued and outstanding shares of common stock, which was effective as of March 9, 2009.  After the 7 for 1 forward split the Company had 72,100,000 issued and outstanding on March 9, 2009.  In August, 2009, 14,000,000 common shares were cancelled by agreement.

NOTE 6 – NOTE PAYABLE

The Company had the following notes payable outstanding  as of December 31, 2009 and June 18, 2009:

	December 31, 2009	June 18, 2009

Notes Payable with Gold Exploration LLC	$63,466	$73,577
Dated - June 1, 2008

Notes payable with Taylor Invest & Finance	15,784	15,426
Dated - October 22, 2008

Convertible Notes payable with Venture Capital International - Dated - January 26, 2009	8,661	16,279

Notes payable with Taylor Invest & Finance	16,697	16,267
Dated - February 17, 2009

Notes payable with Venture Capital International	12,454	12,132
Dated – March 30, 2009

Notes payable with Venture Capital International	17,554	17,098
Dated - May 7, 2009

Notes payable with Advantage Systems Enterprises Limited
Dated – July 3, 2009	17,456	-

Notes payable with Advantage Systems Enterprises Limited
Dated – August 7, 2009	10,268	-

Notes payable with Advantage Systems Enterprises Limited
Dated – August 31, 2009	10,782	-

Notes payable with Venture Capital International
Dated – October 15, 2009	10,105	-

Notes payable with Advantage Systems Enterprises Limited
Dated – November 9, 2009	25,202	-

Notes payable with Venture Capital International
Dated – October 27,2009	7,062	-

Notes payable with Venture Capital International
Dated – November 23, 2009	5,026	-

Total Notes and convertible debentures payable	$220,519	$150,779
less: Current Portion	186,871	113,557

Long Term Portion	$33,648	$37,222

The Company entered into a purchase agreement to purchase mining claims with Gold Exploration LLC in the amount of $99,000 on June 1, 2008. The Company paid $15,000 and agreed to a note payable in the amount of $84,000 for the remaining balance. The note has an interest rate of 12% per annum. Consistent with the provisions of the agreements an amount of $7,000 is paid each 90 days until the full principle balance plus accrued interest is paid off. As of December 31, 2009 and June 18, 2009 the Company had a balance due to Gold Exploration LLC in the amount of $63,466 and $73,577, respectively.

The Company entered into a convertible debenture with Taylor Invest & Finance S.A. on October 22, 2008 in the amount of $15,000. The convertible debenture was superseded by a new promissory note agreement that was executed on October 21, 2009.  The superseded promissory note agreement is a demand note that accrues interest at 5%.  As of December 31, 2009 and June 18, 2009 the Company had a balance due to Taylor Invest & Finance S.A. related to this promissory note in the amount of $15,784 and 15,426 respectively.

The Company entered into a convertible debenture with Venture Capital International on January 26, 2009 in the amount of $16,000. This convertible debenture is due on January 26, 2010. The note has an interest rate of 4.45% per annum. The holder of the convertible debenture may at the holders option convert, in whole or in part at any time and from time to time, to the Company’s common stock at a price in effect on any conversion date shall equal to $.01. As of December 31, 2009 and June 18, 2009 the Company had a balance due to Venture Capital International related to this debenture in the amount of $8,661 and $16,279, respectively.  On December 22, 2009 the holder of the debenture converted in two separate $4,000 principle conversions with a total of $8,000 of the principle balance with each $4,000 conversion 2,800,000 common shares were issued with the total shares issued of 5,600,000 common shares.  On December 22, 2009 the companies stock was trading at $.055 therefore the total amount of the conversion was $308,000 where $8,000 reduced the convertible debenture and the remaining $300,000 was expensed to interest expense.

The Company entered into a demand promissory note with Taylor Invest & Finance S.A on February 17, 2009 in the amount of $16,000. The Company makes no payments until demanded by the holder. The note has an interest rate of 5%.  As of December 31, 2009 and June 18, 2009 the Company had a balance due to Taylor Invest & Finance S.A related to this promissory note in the amount of $16,697 and $16,267 respectively.

The Company entered into a demand promissory note with Venture Capital International, Inc. on March 30, 2009 in the amount of $12,000. The Company makes no payments until demanded by the holder. The note has an interest rate of 5%.  As of December 31, 2009 and June 18, 2009 the Company had a balance due to Venture Capital International, Inc related to this promissory note in the amount of $12,454 and $12,132 respectively.

The Company entered into a demand promissory note with Venture Capital International, Inc. on May 7, 2009 in the amount of $17,000. The Company makes no payments until demanded by the holder. The note has an interest rate of 5%.  As of December 31, 2009 and June 18, 2009 the Company had a balance due to Venture Capital International, Inc. related to this promissory note in the amount of $17,554 and 17,098 respectively.

The Company entered into a demand promissory note with Advantage Systems Enterprise Limited on July 3, 2009 in the amount of $17,000. The Company makes no payments until demanded by the holder. The note has an interest rate of 5%. The note is callable by the holder and has an interest rate of 5%.  As of December 31, 2009, the Company had a balance due to Advantage Systems Enterprise Limited related to this promissory note in the amount of $17,456.

The Company entered into a demand promissory note with Advantage Systems Enterprises Limited on August 7, 2009 in the amount of $10,000. The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%. The note is callable by the holder and has an interest rate of 5%.  As of December 31, 2009, the Company had a balance due to Advantage Systems Enterprise Limited, Inc. related to this promissory note in the amount of $10,268.

The Company entered into a demand promissory note with Taylor Invest & Finance S.A. on September 1, 2009 in the amount of $10,500. The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of December 31, 2009, the Company had a balance due to with Taylor Invest & Finance S.A. related to this promissory note in the amount of $10,782.

The Company entered into a demand promissory note with Venture Capital International on October 15, 2009 in the amount of $10,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of December 31, 2009, the Company had a balance due to with Venture Capital International related to this promissory note in the amount of $10,105.

The Company entered into a demand promissory note with Advantage Systems Enterprise Limited on November 9, 2009 in the amount of $25,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%. The note is callable by the holder and has an interest rate of 5%.  As of December 31, 2009, the Company had a balance due to Advantage Systems Enterprise Limited related to this promissory note in the amount of $25,202.

The Company entered into a demand promissory note with Venture Capital International on October 27, 2009 in the amount of $7,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of December 31, 2009, the Company had a balance due to with Venture Capital International related to this promissory note in the amount of $7,062.

The Company entered into a demand promissory note with Venture Capital International on November 23, 2009 in the amount of $5,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of December 31, 2009, the Company had a balance due to with Venture Capital International related to this promissory note in the amount of $5,026.

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

A summary of stock option activity for the six months ended December 31, 2009 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

June 18 2009	750,000	250,000	.50	.15	-
Grants	0	0	-	-	-
Cancellations	0	(0)	0.	0	-

December 31, 2009	750,000	250,000	.50	.1	-

Options exercisable at:
September 18, 2009		250,000	.50	1	-
December 31, 2009		250,000	.50	1	42,500-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on December 31, 2009 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. There have not been any options exercised during the years ended December 31, 2009 and December 19, 2008.

A summary of the changes in the Company's nonvested options during the six months ended December 31, 2009 is as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at September 18, 2009	250,000	$0.
Granted	0	0.0
Vested	(250,000)	0.0
Forfeited	(0)	0.0
Nonvested at December 31, 2009	0	$0.0

All outstanding stock-based compensation awards that the Company granted in 2009 and 2008 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	Year ended June 18,
Black Scholes Pricing Model Assumptions	2009	2008
Weighted average risk free interest rate	3.75%	3.75%
Weighted average life (in years)	1	2
Volatility	53.73%	0.00%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	.50	.50

During the transition period ended December 31, 2009, total unrecognized compensation cost related to unvested stock options was $0.

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

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $2,420,035 which expire in various years through 2028, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

The provision (benefit) for income taxes from continued operations for the six months ended December 31, 2009 and six months ended December 19, 2008 consist of the following:

	December 31, 2009	December 19, 2008
Current:
Federal		$-
State

Deferred:
Federal	$118,238	24,100
State	34,394	7,010
	152,632	31,110
Valuation allowance	(152,632)	(31,110)
(Benefit) provision for income taxes, net	$-	-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31, 2009	December 19, 2008

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	9.0%	9.0%
Valuation allowance	(40)%	(40)%
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31, 2009	December 19, 2008

Net operating loss carryforward	152,632	31,110
Valuation allowance	(152,632)	(31,110)

Deferred income tax asset	$-	-

NOTE 9 – COMMITMENT AND CONTINGENCIES

The Company entered into a purchase agreement to purchase mining claims with Gold Exploration LLC in the amount of $99,000 on June 1, 2008. The agreement requires the company to make royalty payments equal to 2% of the Net Smelter Returns (NSR) per year. The Company had no Smelter Returns (NSR) for the six months ended December 31, 2009 and no royalties were paid.  The agreement does not have any commitment dates of when production is to begin.

The Company presently uses the Treasurer’s office as the company’s office.  The Company does not pay any rent to the Treasurer and there are no rental agreements or accrued rent.

NOTE 10 – SUBEQUENT EVENTS

The Company entered into a convertible debenture with Venture Capital International on January 26, 2009 in the amount of $16,000. This convertible debenture is due on January 26, 2010. The note has an interest rate of 4.45% per annum.   The holder converted $8,000 of the outstanding balance on December 22, 2009.  Subsequently, on January 6, 2010, the holder of the debenture converted $400 of the principle balance of the debenture for 280,000 shares of Company common stock on that date the stock was trading at $.034 where $400 will reduce the principle balance of the debenture and $9,120 will charged to interest expense.   On January 22, 2010 the holder of the debenture converted $4,350 to 3,000,000 shares of Company common stock on that date the stock was trading at $.035 where $4,350 will reduce the principle balance of the debenture and $100,650 will be expenses to interest expense.

* * * * * * * * * * *
In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” and “our” refer to Bonanza Goldfield Corporation, unless the context requires otherwise.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Posting a reclamation bond	2,300
Application to BLM consulting costs	10,000
Total	12,300
Total estimated time 30-45 days

The Company has applied to the BLM and has replied to all comments made by the BLM.

The BLM approved the project on November 25, 2009.

Phase 1 - To commence within 60 days from February 12, 2010.

Backhoe trenching
Sample taking, blending, splitting and bagging
Supervision & labor
Total	$21,000
Total estimated time 9 days

The purpose of the trenching is to better define or expand existing drill targets & possibly expand # of drill targets.

Phase 2 - To commence upon successful completion of Phase 1.

Boxing and preparing for assay
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

For the period ended December 31, 2009 and for fiscal 2009, we generated no revenue. Our future revenue plan is uncertain and is dependent on our ability to effectively mine our products, generate sales, and obtain contract mining opportunities. There are no assurances of the ability of our company to begin to mine our claim. The cost of mining is cost intensive. Accordingly, it is critical for us to raise appropriate capital to implement our business plan.  We incurred losses of $382,153 and $77,893 for the six months ended December 31, 2009 and December 19, 2008 respectively. Our losses since our inception through December 31, 2009 amount to $2,769,873.

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

Pursuant to guidance in Topic 605, "Revenue Recognition for Financial Statements", revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collectibility is probable. The passing of title to the customer is based on the terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets, for example the London Bullion Market for both gold and silver, in an identical form to the product sold.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2009, cash and cash equivalents include cash on hand and cash in the bank.

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at December 31, 2009, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

Mineral property rights

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized. The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of December 31, 2009, management has determined that no impairment loss is required.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 365, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated an impairment of long lived assets.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2009, the Company did not record any liabilities for uncertain tax positions.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Phoenix, Arizona. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000 until December 31, 2009

Share-Based Compensation

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

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.  At December 31, 2009 the common stock equivalents consisted of 250,000 options and no common stock warrants.

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

ITEM 4.   CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2009.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Our principal executive officer and our principal financial officer  are required to base their assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO).  The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report.  Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base their assessment.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended December 31, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has net losses for the period from inception (March 6, 2008) to December 31, 2009 of $2,769,873.  The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

We were incorporated in March 6, 2008 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $2,769,873from inception to December 31, 2009. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to locate a profitable mineral property
●	our ability to generate revenues
●	our ability to reduce exploration costs.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending June 30, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

Once publicly trading, the application of the “penny stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares. The Securities and Exchange Commission has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, rule 15g-9 require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and
●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and
●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.
●	Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

The Company entered into a convertible debenture with Venture Capital International on January 26, 2009 in the amount of $16,000. This convertible debenture is due on January 26, 2010. The note has an interest rate of 4.45% per annum. The holder of the convertible debenture may at the holders option convert, in whole or in part at any time and from time to time, to the Company’s common stock at a price in effect on any conversion date shall equal to $.01. As of December 31, 2009 and June 18, 2009 the Company had a balance due to Venture Capital International related to this debenture in the amount of $8,661 and $16,279, respectively.  On December 22, 2009 the holder of the debenture converted in two separate $4,000 principle conversions with a total of $8,000 of the principle balance with each $4,000 conversion 2,800,000 common shares were issued with the total shares issued of 5,600,000 common shares.  On December 22, 2009 the companies stock was trading at $.055 therefore the total amount of the conversion was $308,000 where $8,000 reduced the convertible Debenture and the remaining $300,000 was expensed to interest expense.  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933 (the “Securities Act”) and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended December 31, 2009.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended December 31, 2009.

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form except the Board of Directors revised the Company bylaws to adjust the fiscal year end from June 18 to June 30.

.ITEM 6.  EXHIBITS

3.1	Articles of Incorporation(1)

3.2	Bylaws (1)

10.1	Agreement with Gold Explorations, LLC and Bonanza Goldfields, Corp., dated July 1, 2009.(2)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act(3)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (3)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act(3)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act(3)

(1)	Incorporated by reference to the Company’s filing on Form S1/A, as filed with the Securities and Exchange Commission on September 11, 2008.

(2)	Incorporated by reference to the Company’s filing on 10-Q September 30, 2009 with the Securities and Exchange Commission on November 14, 2009.

(3)	Filed herein .

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bonanza Goldfields Corp.
Registrant
Date: February 12, 2010	By:	/s/Chris Tomkinson
Name:Chris Tomkinson
Title: Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)