Form 10-Q
period 2010-03-31
Bonanza Goldfield Corp.
filed 2010-05-17
CIK 1439264

U.S. Securities and Exchange Commission
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the transition period from N/A through N/A

Commission File No. 333-137170

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes     No  ☑

Transitional Small Business Disclosure Format (check one): Yes  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 11, 2010
Common stock, $0.0001 par value	69,742,338

BONANZA GOLDFIELDS CORP.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND MARCH 19, 2009

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION PAGE

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

PART I – FINANCIAL INFORMATION

ITEM 1.    INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

General

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending June 30, 2010.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
CONDENSED BALANCE SHEETS

	March 31, 2010	June 18, 2009
	(unaudited)
CURRENT ASSETS
Cash	$146	$296
Total current assets	146	296

PROPERTY AND EQUIPMENT, net	-	-

Mining claim	99,000	99,000
TOTAL ASSETS	$99,146	$99,296

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$21,940	$11,359
Accrued interest	5,508	2,557
Note payable	225,500	80,000
Convertible debentures	-	31,000
Total current liabilities	252,948	124,916

Note payable	30,197	37,222
TOTAL LIABILITIES	283,146	162,138

STOCKHOLDERS' DEFICIT:
Common stock, $.0001 par value, 100,000,000 shares authorized;
69,742,338 and 72,100,000 issued and outstanding
as of March 31, 2010 and June 18, 2009	6,974	7,210
Additional paid-in capital	2,809,482	2,317,668
Accumulated deficit	(3,000,455)	(2,387,720)
Total stockholders' equity	(183,998)	(62,842)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$99,146	$99,296

The accompanying notes are an integral part of these condensed financial statements.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended		For the Period from March 6, 2008 (inception) through March 31, 2010
	March 31, 2010	March 19, 2009	March 31, 2010	March 19, 2009

Revenue	$-	$-	$-	$-	$-
Total	-	-	-	-	-

OPERATING EXPENSES:
General and administrative	12,264	7,378	47,119	64,683	315,060
Exploraton expenses	39,500	-	78,253	-	78,253
Total operating expenses	51,764	7,378	125,372	64,683	393,313

OTHER (INCOME) AND EXPENSES:
Interest expense	178,818	17,075	487,363	37,661	2,607,142
Total other expense	178,818	17,075	487,363	37,661	2,607,142

NET LOSS	$230,581	$24,453	$612,735	$102,344	$3,000,455

Weighted average shares outstanding - basic and diluted
basic and diluted	68,833,766	72,100,000	61,888,947	30,599,270

basic and diluted	$0.003	$0.000	$0.010	$0.003

The accompanying notes are an integral part of these condensed financial statements

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
CONDENSED STATEMENT OF CASHFLOWS
(Unaudited)

	Nine Months		For the Period from March 6, 2008 (inception) through March 31, 2010
	March 31, 2010	March 19, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(612,735)	$(102,344)	$(3,000,455)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Options issued	-	-	2,500
Common stock issued for compensation	-	-	69,979
Beneficial conversion feature	-	31,000	2,108,000
Option valuation	-		59,399
Changes in assets and liabilities:
Accounts payable	10,580	(5,729)	21,939
Accrued expenses	2,951	-	5,150
Notes payable	7,000	(7,363)	16,580
Net cash used by operating activities	(592,204)	(84,436)	(716,908)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Intangible Asset	-	-	(99,000)
Net cash used in investing activities	-	-	(99,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	130,500	-	238,500
Repayment of notes payable	(30,025)		(30,025)
Conversion of notes payables	491,578		491,578
Proceeds from convertible debentures	-	31,000	31,000
Proceeds from the issuance of common stock	-	-	85,000
Net cash provided by financing activities	592,053	31,000	816,053

INCREASE IN CASH	(151)	(53,436)	145
CASH, BEGINNING OF YEAR	296	53,614	-
CASH, END OF YEAR	$146	$178	$146

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$487,363	$37,661
Taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements

BONANZA GOLDFIELDS CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND MARCH 19, 2009

NOTE 1 - DESCRIPTION OF BUSINESS

Bonanza Goldfields Corp. (the “Company”) was incorporated under the laws of the State of Nevada on March 6, 2008 ("Inception Date") On August 3, 2009 the Company elected to change its year end to June 30th from June 18th.  The Company is in the process of acquiring mineral properties or claims located in the State of Arizona, USA. The recoverability of amounts from the properties or claims will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying properties and/or claims, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property and/or claim agreements and to complete the development of the properties and/or claims, and upon future profitable production or proceeds for the sale thereof. The Company's corporate office is located in Phoenix, Arizona.  For more information on the Company, please go to www.bonanzagoldfields.com.

NOTE 2 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has period end losses from operations in March 31, 2010.  The Company has net losses for the period from inception (March 6, 2008) to March 31, 2010 of $3,000,455.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at March 31, 2010, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of March 31, 2010, management has determined that no impairment loss is required.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2010, the Company did not record any liabilities for uncertain tax positions.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

On February 24, 2010, the FASB issued guidance in the “Subsequent Events” topic of the FASC to provide updates including: (1) requiring the company to evaluate subsequent events through the date in which the financial statements are issued; (2) amending the glossary of the “Subsequent Events” topic to include the definition of “SEC filer” and exclude the definition of “Public entity”; and (3) eliminating the requirement to disclose the date through which subsequent events have been evaluated. This guidance was prospectively effective upon issuance. The adoption of this guidance did not impact the Company’s results of operations of financial condition.

On July 1, 2009, we adopted guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We have applied this guidance to business combinations completed since July 1, 2009.

On July 1, 2009, we adopted guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.

On July 1, 2009, we adopted guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our financial statements.

No other accounting standards or interpretations issued recently are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Recent Accounting Guidance Not Yet Adopted

In October 2009, the FASB issued guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.
In June 2009, the FASB issued guidance on the consolidation of variable interest entities, which is effective for us beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the loss by the weighted average number of shares outstanding during the periods.

The following table represents the computation of basic and diluted losses per share for the Nine Months ended March 31, 2010 and March 19, 2009:

	2010	2009

Losses available for common shareholders	612,735	102,344

Weighted average common shares outstanding	61,888,947	30,599,270
Basic loss per share	.010	.003
Fully diluted loss per share	.007	.008
Net loss per share is based upon the weighted average shares of common stock outstanding

NOTE 5 - EQUITY,

On March 6, 2008, the Company authorized 100,000,000 shares of common stock, at $.0001 par value and 69,742,338 are issued and outstanding as of March 31, 2010.

 FORWARD SPLIT

On February 13, 2009, the Company authorized a 7 for 1 forward split of its 10,300,000 issued and outstanding shares of common stock, which was effective as of March 9, 2009.  After the 7 for 1 forward split the Company had 72,100,000 issued and outstanding on March 9, 2009.  In August, 2009, 14,000,000 common shares were cancelled by agreement.

NOTE 6 – NOTE PAYABLE

The Company had the following notes payable outstanding as of March 31, 2010 and June 18, 2009:

	March 31, 2010	June 18, 2009
Notes Payable with Gold Exploration LLC	$58,350	$73,577
Dated - June 1, 2008

Notes payable with Taylor Invest & Finance	15,927	15,426
Dated - October 22, 2008

Convertible Notes payable with Venture Capital International - Dated - January 26, 2009	-	16,279

Notes payable with Taylor Invest & Finance	16,868	16,267
Dated - February 17, 2009

Notes payable with Venture Capital International	12,582	12,132
Dated – March 30, 2009

Notes payable with Venture Capital International	17,736	17,098
Dated - May 7, 2009

Notes payable with Advantage Systems Enterprises Limited
Dated – July 3, 2009	17,631	-

Notes payable with Advantage Systems Enterprises Limited
Dated – August 7, 2009	10,323	-

Notes payable with Advantage Systems Enterprises Limited
Dated – August 31, 2009	10,805	-

Notes payable with Venture Capital International
Dated – October 15, 2009	10,229	-

Notes payable with Advantage Systems Enterprises Limited
Dated – November 9, 2009	25,510	-

Notes payable with Venture Capital International
Dated – October 27,2009	7,149	-

Notes payable with Venture Capital International
Dated – November 23, 2009	5,088	-

Pop Holdings, Inc.
Dated – March 15, 2010	38,078

Strategic Relations Consulting, Inc.
Dated – March 15, 2010	15,031

Total Notes and convertible debentures payable	$261,205	$150,779
less: Current Portion	(231,008)	(113,557)

Long Term Portion	$30,197	$37,222

The Company entered into a purchase agreement to purchase mining claims with Gold Exploration LLC in the amount of $99,000 on June 1, 2008. The Company paid $15,000 and agreed to a note payable in the amount of $84,000 for the remaining balance. The note has an interest rate of 12% per annum. Consistent with the provisions of the agreements an amount of $7,000 is paid each 90 days until the full principle balance plus accrued interest is paid off. As of March 31, 2010 and June 18, 2009 the Company had a balance due to Gold Exploration LLC in the amount of $58,350 and $73,577, respectively.

The Company entered into a convertible debenture with Taylor Invest & Finance S.A. on October 22, 2008 in the amount of $15,000. The convertible debenture was superseded by a new promissory note agreement that was executed on October 21, 2009.  The superseded promissory note agreement is a demand note that accrues interest at 5%.  As of March 31, 2010 and June 18, 2009 the Company had a balance due to Taylor Invest & Finance S.A. related to this promissory note in the amount of $15,927 and $15,426 respectively.

The Company entered into a convertible debenture with Venture Capital International on January 26, 2009 in the amount of $16,000. This convertible debenture is due on January 26, 2010. The note has an interest rate of 4.45% per annum. The holder of the convertible debenture may at the holders option convert, in whole or in part at any time and from time to time, to the Company’s common stock at a price in effect on any conversion date shall equal to $.01. As of March 31, 2010 and June 18, 2009 the Company had a balance due to Venture Capital International related to this debenture in the amount of $0.00 and $16,279, respectively.  On December 22, 2009 the holder of the debenture converted in two separate $4,000 principle conversions with a total of $8,000 of the principle balance with each $4,000 conversion 2,800,000 common shares were issued with the total shares issued of 5,600,000 common shares.  On December 22, 2009 the companies stock was trading at $.055 therefore the total amount of the conversion was $308,000 where $8,000 reduced the convertible debenture and the remaining $300,000 was expensed to interest expense.  On January 6, 2010, the holder of the debenture converted $400 of the principle balance of the debenture for 280,000 shares of Company common stock on that date the stock was trading at $.034 where $400 will reduce the principle balance of the debenture and $9,120 will charged to interest expense.   On January 22, 2010 the holder of the debenture converted $4,350 to 3,000,000 shares of Company common stock on that date the stock was trading at $.035 where $4,350 will reduce the principle balance of the debenture and $100,650 will be expenses to interest expense.  On February 23, 2010 the holder of the debenture converted $3,946 to 2,762,338 shares of Company common stock on that date the stock was trading at $.025 where $3,946 reduces the principle balance of the debenture and $65,112 was expensed to interest expense.

The Company entered into a demand promissory note with Taylor Invest & Finance S.A on February 17, 2009 in the amount of $16,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  As of March 31, 2010 and June 18, 2009 the Company had a balance due to Taylor Invest & Finance S.A related to this promissory note in the amount of $16,868 and $16,267 respectively.

The Company entered into a demand promissory note with Venture Capital International, Inc. on March 30, 2009 in the amount of $12,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  As of March 31, 2010 and June 18, 2009 the Company had a balance due to Venture Capital International, Inc related to this promissory note in the amount of $12,582 and $12,132 respectively.

The Company entered into a demand promissory note with Venture Capital International, Inc. on May 7, 2009 in the amount of $17,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  As of March 31, 2010 and June 18, 2009 the Company had a balance due to Venture Capital International, Inc. related to this promissory note in the amount of $17,736 and 17,098 respectively.

The Company entered into a demand promissory note with Advantage Systems Enterprise Limited on July 3, 2009 in the amount of $17,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.    The note is callable by the holder and has an interest rate of 5%.  As of March 31, 2010, the Company had a balance due to Advantage Systems Enterprise Limited related to this promissory note in the amount of $17,631.

The Company entered into a demand promissory note with Advantage Systems Enterprises Limited on August 7, 2009 in the amount of $10,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.    The note is callable by the holder and has an interest rate of 5%.  As of March 31, 2010, the Company had a balance due to Advantage Systems Enterprise Limited, Inc. related to this promissory note in the amount of $10,323.

The Company entered into a demand promissory note with Taylor Invest & Finance S.A. on September 1, 2009 in the amount of $10,500.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of March 31, 2010, the Company had a balance due to with Taylor Invest & Finance S.A. related to this promissory note in the amount of $10,805.

The Company entered into a demand promissory note with Venture Capital International on October 15, 2009 in the amount of $10,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of March 31, 2010, the Company had a balance due to with Venture Capital International related to this promissory note in the amount of $10,229.

The Company entered into a demand promissory note with Advantage Systems Enterprise Limited on November 9, 2009 in the amount of $25,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.    The note is callable by the holder and has an interest rate of 5%.  As of March 31, 2010, the Company had a balance due to Advantage Systems Enterprise Limited related to this promissory note in the amount of $25,510.

The Company entered into a demand promissory note with Venture Capital International on October 27, 2009 in the amount of $7,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of March 31, 2010, the Company had a balance due to with Venture Capital International related to this promissory note in the amount of $7,149.

The Company entered into a demand promissory note with Venture Capital International on November 23, 2009 in the amount of $5,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of March 31, 2010, the Company had a balance due to with Venture Capital International related to this promissory note in the amount of $5,088.

The Company entered into a demand promissory note with Pop Holdings, Inc. on March 15, 2010 in the amount of $38,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of March 31, 2010, the Company had a balance due to with Pop Holdings, Inc. related to this promissory note in the amount of $38,078.

The Company entered into a demand promissory note with Strategic Relations Consulting, Inc. on March 15, 2010 in the amount of $15,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of March 31, 2010, the Company had a balance due to with Strateitic Relations Consulting, Inc. related to this promissory note in the amount of $15,031.

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

A summary of stock option activity for the Nine Months ended March 31, 2010 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

June 18 2009	750,000	250,000	.50	.15	-
Grants	0	0	-	-	-
Cancellations	0	(0)	0.	0	-

March 31, 2010	750,000	250,000	.50	.1	-

Options exercisable at:
September 18, 2009		250,000	.50	1	-
March 31, 2010		250,000	.50	1	42,500-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on March 31, 2010 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2010. There have not been any options exercised during the years ended March 31, 2010 and March 19, 2009.

A summary of the changes in the Company's nonvested options during the Nine Months ended March 31, 2010 is as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at September 18, 2009	250,000	$0.
Granted	0	0.0
Vested	(250,000)	0.0
Forfeited	(0)	0.0
Nonvested at March 31, 2010	0	$0.0

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

During the transition period ended March 31, 2010, total unrecognized compensation cost related to unvested stock options was $0.

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

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $3,000,455 which expire in various years through 2028, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

The provision (benefit) for income taxes from continued operations for the Nine Months ended March 31, 2010 and Nine Months ended March 19, 2008 consist of the following:

	March 31, 2010	March 19, 2009
Current:
Federal		$
State

Deferred:
Federal	$189,580		34,746
State	55,146		9,211
	244,726		44,007
Valuation allowance	(244,726)		(44,007)
(Benefit) provision for income taxes, net	$-		-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	March 31, 2010	March 19, 2008

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	9.0%	9.0%
Valuation allowance	(40%)	(40%)
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:
	March 31, 2010	March 19, 2008

Net operating loss carryforward	244,726	44,007
Valuation allowance	(244,726)	(44,007)

Deferred income tax asset	$-	-

NOTE 9 – COMMITMENT AND CONTINGENCIES

The Company entered into a purchase agreement to purchase mining claims with Gold Exploration LLC in the amount of $99,000 on June 1, 2008. The agreement requires the company to make royalty payments equal to 2% of the Net Smelter Returns (NSR) per year. The Company had no Smelter Returns (NSR) for the Nine Months ended March 31, 2010 and no royalties were paid.  The agreement does not have any commitment dates of when production is to begin.

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

Results of Operations

We are an exploration stage company that is in the process of acquiring mineral properties or claims located in the State of Arizona. The recoverability of amounts from the properties or claims will be dependent upon the discovery of economically recoverable reserves, confirmation of the our interest in the underlying properties and/or claims, our ability to obtain necessary financing to satisfy the expenditure requirements under the property and/or claim agreements and to complete the development of the properties and/or claims, and upon future profitable production or proceeds for the sale thereof.

For the period ended March 31, 2010 and for fiscal 2009, we generated no revenue. Our future revenue plan is uncertain and is dependent on our ability to effectively mine our products, generate sales, and obtain contract mining opportunities. There are no assurances of the ability of our company to begin to mine our claim. The cost of mining is cost intensive. Accordingly, it is critical for us to raise appropriate capital to implement our business plan.  We incurred losses of $612,735 and $102,344 for the Nine Months ended March 31, 2010 and March 19, 2009 respectively. Our losses since our inception through March 31, 2010 amount to $3,000,455.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2010, cash and cash equivalents include cash on hand and cash in the bank.

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at March 31, 2010, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

Mineral property rights

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized. The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of March 31, 2010, management has determined that no impairment loss is required.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2010, the Company did not record any liabilities for uncertain tax positions.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Phoenix, Arizona. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000 until March 31, 2010

Share-Based Compensation

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

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.  At March 31, 2010 the common stock equivalents consisted of 250,000 options and no common stock warrants.

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

ITEM 4.    CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31, 2010.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Our principal executive officer and our principal financial officer  are required to base their assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO).  The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report.  Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base their assessment.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our internal control over financial reporting was effective as of March 31, 2010.

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended March 31, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has net losses for the period from inception (March 6, 2008) to March 31, 2010 of $3,000,455.  The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

We were incorporated in March 6, 2008 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $3,000,455 from inception to March 31, 2010. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Our Operations Are Subject To Strict Environmental Regulations, Which Result In Added Costs Of Operations And Operational Delays.

Our operations are subject to environmental regulations, which could result in additional costs and operational delays. All phases of our operations are subject to environmental regulation. Environmental legislation is evolving in some countries and jurisdictions in a manner that may require stricter standards, and enforcement, increased fines and penalties for non-compliance, more stringer environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees. There is no assurance that any future changes in environmental regulation will not negatively affect our projects.

We Have No Insurance For Environmental Problems.

Insurance against environmental risks, including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production, has not been available generally in the mining industry. We have no insurance coverage for most environmental risks. In the event of a problem, the payment of environmental liabilities and costs would reduce the funds available to us for future operations. If we are unable to fund fully the cost of remedying an environmental problem, we might be required to enter into an interim compliance measure pending completion of the required remedy.

Changes In State Laws, Which Are Already Strict And Costly, Can Negatively Affect Our Operations By Becoming Stricter And Costlier.

At the state level, mining operations in Nevada are regulated by the Nevada Division of Environmental Protection, or NDEP. Nevada state law requires our Nevada projects to hold Nevada Water Pollution Control Permits, which dictate operating controls and closure and post-closure requirements directed at protecting surface and ground water. In addition, we are required to hold Nevada Reclamation Permits required under Nevada law. These permits mandate concurrent and post-mining reclamation of mines and require the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation. Other Nevada regulations govern operating and design standards for the construction and operation of any source of air contamination and landfill operations. Any changes to these laws and regulations could have a negative impact on our financial performance and results of operations by, for example, requiring changes to operating constraints, technical criteria, fees or surety requirements.

Title Claims Against Our Properties Could Require Us To Compensate Parties, If Successful, And Divert Management's Time From Operations.

There may be challenges to our title in the properties in which we hold material interests. If there are title defects with respect to any of our properties, we might be required to compensate other persons or perhaps reduce our interest in the effected property. The validity of unpatented mineral claims, which constitute most of our holdings in the United States, is often uncertain and may be contested by the federal government and other parties. The validity of an unpatented mineral claim, in terms of both its location and its maintenance, depends on strict compliance with a complex body of federal and state statutory and decisional law. Although we have attempted to acquire satisfactory title to our properties, we have not obtained title opinions or title insurance with respect to the acquisition of the unpatented mineral claims. While we have no pending claims or litigation pending contesting title to any of our properties, there is nothing to prevent parties from challenging our title to any of our properties. While we believe we have satisfactory title to our properties, some risk exists that some titles may be defective or subject to challenge. Also, in any such case, the investigation and resolution of title issues would divert management's time from ongoing exploration programs.

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

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

The Company entered into a convertible debenture with Venture Capital International on January 26, 2009 in the amount of $16,000. This convertible debenture is due on January 26, 2010. The note has an interest rate of 4.45% per annum. The holder of the convertible debenture may at the holders option convert, in whole or in part at any time and from time to time, to the Company’s common stock at a price in effect on any conversion date shall equal to $.01. On December 22, 2009 the holder of the debenture converted in two separate $4,000 principle conversions with a total of $8,000 of the principle balance with each $4,000 conversion 2,800,000 common shares were issued with the total shares issued of 5,600,000 common shares.  On December 22, 2009 the companies stock was trading at $.055 therefore the total amount of the conversion was $308,000 where $8,000 reduced the convertible debenture and the remaining $300,000 was expensed to interest expense.  On January 6, 2010, the holder of the debenture converted $400 of the principle balance of the debenture for 280,000 shares of Company common stock on that date the stock was trading at $.034 where $400 will reduce the principle balance of the debenture and $9,120 will charged to interest expense.   On January 22, 2010 the holder of the debenture converted $4,350 to 3,000,000 shares of Company common stock on that date the stock was trading at $.035 where $4,350 will reduce the principle balance of the debenture and $100,650 will be expenses to interest expense.  On February 23, 2010 the holder of the debenture converted $3,946 to 2,762,338 shares of Company common stock on that date the stock was trading at $.025 where $3,946 will reduce the principle balance of the debenture and $65,112 will be expenses to interest expense.  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933 (the “Securities Act”) and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2010.

ITEM 4.    REMOVED AND RESERVED

ITEM 5.    OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS

3.1	Articles of Incorporation(1)

3.2	Bylaws (1)

10.1	Agreement with Gold Explorations, LLC and Bonanza Goldfields, Corp., dated July 1, 2009.(2)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act(3)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (3)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act(3)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act(3)

(1)	Incorporated by reference to the Company’s filing on Form S1/A, as filed with the Securities and Exchange Commission on September 11, 2008.

(2)	Incorporated by reference to the Company’s filing on 10-Q September 30, 2009 with the Securities and Exchange Commission on November 14, 2009.

(3)	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant		Bonanza Goldfields Corp.
Date: May 17, 2010	By:	/s/ Chris Tomkinson
Chris Tomkinson
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)