Form 10-K
period 2010-06-30
Bonanza Goldfield Corp.
filed 2010-11-12
CIK 1439264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission File Number:  000-53612

Bonanza Goldfield Corporation
(Name of small business issuer as specified in its charter)

Nevada	26-2723015
State of Incorporation	IRS Employer Identification No.

736 East Braeburn Drive, Phoenix, AZ  85022
(Address of principal executive offices)

(602) 488-4958
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value per share

(Title of Class)
Common Stock, $.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐   No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $2,190,000.

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: As at November 4, 2010, there were 121,930,138 shares of Common Stock, $0.0001 par value per share issued and outstanding. Documents Incorporated By Reference -None

Bonanza Goldfield Corporation

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEARS ENDED JUNE 30, 2010 and 2009

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	4
ITEM 1B.	UNRESOLVED STAFF COMMENTS	9
ITEM 2.	PROPERTIES	9
ITEM 3.	LEGAL PROCEEDINGS	9
ITEM 4.	REMOVED AND RESERVED	9

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	10
ITEM 6.	SELECTED FINANCIAL DATA	12
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	21
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	42
ITEM 9A.	CONTROLS AND PROCEDURES	42
ITEM 9B.	OTHER INFORMATION	42

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.	39
ITEM 11.	EXECUTIVE COMPENSATION	41
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	46
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	52
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	52

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	53
	SIGNATURES	54
CERTIFICATIONS

Exhibit 31– Management certification

Exhibit 32 – Sarbanes-Oxley Act

i

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

ii

PART I

As used in this annual report, “we”, “us”, “our”, “Bonanza”, “Company” or “our company” refers to Bonanza Goldfield Corporation and all of its subsidiaries.

ITEM 1.  BUSINESS

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

Bonanza Goldfields is an exploration stage company engaged in the acquisition and exploration of gold mineral properties in North America.  It is our objective to identify mineral prospect properties of merit, conduct preliminary exploration work, and if results are positive, to “prove up” mineral resources ultimately providing a strategic supply line to mid-tier mining companies in a world were capital is fleeing to the safety of gold.  This business model is timely in a world of financial and currency instability with escalating mineral demand.

Our areas of exploration are in geopolitically stable North American areas, Nevada and Arizona in particular.  Our two exploration stage projects are located in Arizona and in include the BRB and Midas, both of which have near-surface gold mineralization defined by reconnaissance rock chip and trench sampling.

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

Employees

As of fiscal year end June 30, 2010 the Company had 1 employee.

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

ITEM 1A -  RISK FACTORS

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

We were incorporated in March 6, 2008 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $3,105,539 from inception to June 30, 2010. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management team.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES.

As of fiscal year end June 30, 2010 the Company operates as a company headquartered in Phoenix, Arizona.  We operate our corporate headquarters out of our Treasurers office in Phoenix, Arizona.  The Company does not pay rent to our Treasurer for that office use.

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

ITEM 4.  REMOVED AND RESERVED

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

At June 30, 2010, there were 71,930,138 shares of common stock of Bonanza were issued and outstanding and there were approximately 35 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Bonanza’s common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2010
First Quarter July – September 2009	.78	.38
Second Quarter October – December 2009	.35	.049
Third Quarter January – March 2010	.02	.064
Fourth Quarter April – June 2010	.044	.0098

Fiscal Year 2009
First Quarter July – September 2008	.025	.025
Second Quarter October – December 2008	.025	.025
Third Quarter January – March 2009	.025	.025
Fourth Quarter April – June 2009	.03	.03

On November 11, 2010, the closing bid price of our common stock was $.0059

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended June 30, 2010. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Bonanza’s Transfer Agent and Registrar for the common stock is Transfer Online located in Portland, Oregon.

Recent sales of unregistered securities

2009

During the year ended June 30, 2009, the Company issued 61,800,000 shares of its common stock in accordance with the forward split.

In June 30, 2009 the company revalued its stock options previously granted during the year ended June 18, 2008 in accordance to the Black Scholes model and recorded an additional compensation expense in the amount of $59,398.

2010

During the year ended June 30, 2010, the Company issued 1,897,878 shares of its common stock for the conversion of debt of $ 60,452 plus accrued interest.  Also, the company issued 11,932,260 common shares for interest expense of $495,567.  Further in the year ended June 30, 2010 Ms. Romy resigned as director and surrendered her 14,000,000 of common shares.

Forward Stock Splits

Share data in this report have been adjusted to reflect the following stock splits relating to the Company's common stock: February 13, 2009 the board of directors authorized a 7-for-1 forward split.  The Company declared the 7 for 1 forward split was distributed on March 9, 2009.  This forward split is reflected in the statement of shareholder’s equity for June 30, 2010 as an increase in common stock of 61,800,000.

ITEM 6.  SELECTED FINANCIAL DATA.

The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

Summary of Statements of Operations of BONZ

Year Ended June 30, 2010 and 2009

Statement of Operations Data
	June 30,	June 18,
	2010	2009
Revenues	$-	$-
Operating and Other Expenses	(717,819)	(2,283,997)

Net Loss	$(717,819)	$(2,283,997)

Balance Sheet Data:
	June 30,	June 18,
	2010	2009
Current Assets	$261	$296
Total Assets	261	99,296
Current Liabilities	256,884	124,916
Non Current Liabilities	-	37,222
Total Liabilities	256,884	162,138
Working Capital (Deficit)	(256,621)	(124,620)
Shareholders'Equity (Deficit)	$(256,621)	$(62,842)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2010, cash and cash equivalents include cash on hand and cash in the bank.

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at June 30, 2010, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

Mineral property rights

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized. The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of June 30, 2010, management has determined that there was impairment loss required of $99,000.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 365, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of June 30, 2010, management has determined that there was impairment loss required of $99,000.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At June 30, 2010, the Company did not record any liabilities for uncertain tax positions.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Phoenix, Arizona. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000 until June 30, 2010

Share-Based Compensation

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

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.  At June 30, 2010 the common stock equivalents consisted of 250,000 options and no common stock warrants.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company in the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our consolidated financial statements.

On February 24, 2010, the FASB issued guidance in the “Subsequent Events” topic of the FASC to provide updates including: (1) requiring the company to evaluate subsequent events through the date in which the financial statements are issued; (2) amending the glossary of the “Subsequent Events” topic to include the definition of “SEC filer” and exclude the definition of “Public entity”; and (3) eliminating the requirement to disclose the date through which subsequent events have been evaluated. This guidance was prospectively effective upon issuance. The adoption of this guidance did not impact the Company’s consolidated results of operations of financial condition.

No other accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

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

RESULTS OF OPERATIONS

Fiscal Year Ended June 30, 2010, Compared to Fiscal Year Ended June 18, 2009

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

For the year ended June 30, 2010, we generated no revenue. Our future revenue plan is uncertain and is dependent on our ability to effectively mine our products, generate sales, and obtain contract mining opportunities. There are no assurances of the ability of our company to begin to mine our claim. The cost of mining is cost intensive so it is critical for us to raise appropriate capital to implement our business plan.  We  incurred losses of approximately $717,819.  Our losses since our inception through June 30, 2010 amount to $3,105,539.

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

Recent Developments

We have entered into a Promissory Note with Summit Technologies Corporation, Inc. (“Summit”)  as Summit has extended three demand notes as follows:

July 7, 2010	$10,500	5% interest rate
August 31, 2010	$1,600	5% interest rate
September 28, 2010	$4,200	5% interest rate

On September 28, 2010, we amended our Articles of Incorporation and changes its authorized shares to 200,000,000.

On August 7, 2010 we  purchased 160 acre placer mining claim from Global Mineral Resources Corporation.  The terms are as follows:

1.	Our company will transfer 41,700,000 restricted common shares valued at $100,080 or .0024 per share
2.
We   assumed a outstanding promissory note negotiated with Gold Explorations LLC of $107,000.  This promissory note will require a payment of $50,000 to be paid in cash upon capital funding of the Company, and $25,000 to be paid 90 days from that date and a final payment of $22,000 to be paid 90 days there after.  The maturity date of the note is June 29, 2015 and this is a non-interest bearing promissory note.

On September 16, 2010 the Company issued 8,300,000 common shares to Gold Exploration LLC towards the $10,000 payment on the promissory note for the Global Mineral Resources Corporation mining claim acquisition note held by Gold Exploration LLC.  This payment of common stock will reduce the outstanding balance with Gold Exploration LLC to $97,000 effective September 16, 2010.

Effective October 28, 2010, Chris Tomkinson resigned as Chief Executive Officer, President, and Secretary.  Mr. Tomkinson had no disagreement with the Company on any matter related to Bonanza Goldfields Corp.'s operations, policies or practices and is remaining with Bonanza Goldfields Corp as a member of the Board of Directors and its Chief Financial Officer.

Effective October 28, 2010, David Janney was appointed as a member of the Board of Directors of the Bonanza Goldfields Corp. Effective October 28, 2010, David Janney was been hired to serve as our President, Secretary, and Chief Executive Officer.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities

ITEM 8.  FINANCIAL STATEMENTS

BONANZA GOLDFIELD CORPORATION
(An Exploration Stage Company)

To the Board of Directors and Stockholders
of Bonanza Goldfield Corporation
(An Exploration Stage Company)
Phoenix, Arizona

We have audited the accompanying balance sheets of Bonanza Goldfield Corporation (an exploration stage company) as of June 30, 2010 and June 18, 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from March 6, 2008, (date of inception) to June 30, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bonanza Goldfield Corporation as of June 30, 2010 and June 18, 2009, and the results of their operations and their cash flows for the years then ended and for the period from March 6, 2008, (date of inception) to June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has an accumulated deficit at June 30, 2010.  These factors raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tarvaran Askelson & Company, LLP

Laguna Niguel, California
November 10, 2010

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)

BALANCE SHEETS

	June 30,	June 18,
	2010	2009
ASSETS:

CURRENT ASSETS
Cash	$261	$296
Total current assets	261	296

PROPERTY AND EQUIPMENT, net	-	-

Mining claim	-	99,000
TOTAL ASSETS	$261	$99,296

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$30,882	$11,359
Accrued interest	5,303	2,557
Note payable	220,699	80,000
Convertible debenture	-	31,000
Total current liabilities	256,884	124,916

Note payable	-	37,222
TOTAL LIABILITIES	256,884	162,138

STOCKHOLDERS' DEFICIT:
Common stock, $.0001 par value, 100,000,000 shares authorized;
71,930,138 and 72,100,000 issued and outstanding as of
June 30, 2010 and 2009, respectively	7,193	7,210
Additional paid-in capital	2,841,725	2,317,668
Accumulated deficit	(3,105,539)	(2,387,720)
Total stockholders' deficit	(256,621)	(62,842)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$261	$99,296
The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2010 AND JUNE 18, 2009
AND FOR THE PERIOD FROM MARCH 6, 2008 (INCEPTION) THROUGH JUNE 30, 2010

			For the Period
			from March 6, 2008
			(inception) through
	2010	2009	June 30, 2010
Revenue	$-	$-	$-
Total	-	-	-

OPERATING EXPENSES:
General and administrative	62,943	164,576	330,884
Total operating expenses	62,943	164,576	330,884

OTHER (INCOME) AND EXPENSES:
Impairment of assets	99,000	-	99,000
Exploration expense	76,256	-	76,256
Interest expense	479,621	2,119,421	2,599,400
Total other expense	654,877	2,119,421	2,774,656

NET LOSS	$717,819	$2,283,997	$3,105,539

NET LOSS PER SHARE:
Basic	$0.01	$0.03

Diluted	$0.01	$0.03

Basic	65,367,325	72,100,000

Diluted	65,617,325	72,350,000

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDER' DEFICIT
FOR THE YEAR ENDED JUNE 30, 2010
AND FOR THE PERIOD FROM MARCH 6, 2008 (INCEPTION) THROUGH JUNE 30, 2010

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE AT MARCH 6, 2008	-	$-	$-	$-	$-

Common stock issued for compensation	6,997,900	700	69,279	-	69,979

Common stock issued for cash	3,302,100	330	84,670	-	85,000

Options issued	-	-	2,500		2,500

Net loss	-	-	-	(103,723)	(103,723)
BALANCE AT JUNE 18, 2008	10,300,000	$1,030	$156,449	$(103,723)	$53,756

Forward split	61,800,000	6,180	(6,180)		-

Beneficial conversion feature			2,108,000		2,108,000

Option valuation			59,399		59,399

Net loss				(2,283,997)	(2,283,997)
BALANCE AT JUNE 18, 2009	72,100,000	$7,210	$2,317,668	$(2,387,720)	$(62,841)

Common stock issued for interest expense	11,932,260	1,193	495,567		496,760

Common stock issued for debt conversion	1,897,878	190	60,262		60,452

Common stock cancelled	(14,000,000)	(1,400)	1,400		-

Beneficial conversion feature			(33,172)		(33,172)

Net loss				(717,819)	(717,819)
BALANCE AT JUNE 30, 2010	71,930,138	$7,193	$2,841,725	$(3,105,539)	$(256,621)

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)

STATEMENT OF CASHFLOWS
FOR THE YEARS ENDED JUNE 30, 2010 AND JUNE 18, 2009
AND FOR THE PERIOD FROM MARCH 6, 2008 (INCEPTION) THROUGH JUNE 30, 2010

			For the Period
			from March 6, 2008
			(inception) through
	2010	2009	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(717,819)	$(2,283,997)	$(3,105,539)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Impairment of assets	99,000	-	99,000
Options issued	-	-	2,500
Common stock issued for compensation	-	-	69,979
Beneficial conversion feature	(33,172)	2,108,000	2,074,827
Option valuation	-	59,399	59,399
Changes in assets and liabilities:			-
Accounts payable	19,523	(3,141)	30,882
Accrued expenses	2,746	2,199	4,945
Notes payable	(19,524)	(18,778)	(9,944)
Net cash used by operating activities	(649,246)	(136,318)	(773,951)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Intangible Asset	-	-	(99,000)
Net cash used in investing activities	-	-	(99,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(57,500)	-	(57,500)
Proceeds from notes payable	149,500	52,000	257,500
Conversion of notes payables	60,452	-	60,452
Stock issued for interest expesnes on debt	496,760		496,760
Proceeds from convertible debentures	-	31,000	31,000
Proceeds from the issuance of common stock	-	-	85,000
Net cash provided by financing activities	649,212	83,000	873,212

INCREASE IN CASH	(34)	(53,318)	261
CASH, BEGINNING OF YEAR	296	53,614	-
CASH, END OF YEAR	$261	$296	$261

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$479,621	$2,119,421
Taxes paid	$-	$-

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

NOTE 2 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has period end losses from operations in June 30, 2010.  The Company has net losses for the period from inception (March 6, 2008) to June 30, 2010 of $3,105,539.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at June 30, 2010, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of June 30, 2010, management has determined that it would impair the mining claim located in Phoenix, Arizona to zero.

At such time as commercial production may commence, depletion of each mining property will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base. In cases where there are no proven or probable reserves, depletion will be provided on the straight-line basis over the expected economic life of the mine.  The company impaired is mining claim and recorded an impairment of $99,000.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The company impaired is mining claim and recorded an impairment of $99,000.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At June 30, 2010, the Company did not record any liabilities for uncertain tax positions.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company in the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our consolidated financial statements.

On February 24, 2010, the FASB issued guidance in the “Subsequent Events” topic of the FASC to provide updates including: (1) requiring the company to evaluate subsequent events through the date in which the financial statements are issued; (2) amending the glossary of the “Subsequent Events” topic to include the definition of “SEC filer” and exclude the definition of “Public entity”; and (3) eliminating the requirement to disclose the date through which subsequent events have been evaluated. This guidance was prospectively effective upon issuance. The adoption of this guidance did not impact the Company’s consolidated results of operations of financial condition.

No other accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

NOTE 4 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the loss by the weighted average number of shares outstanding during the periods.

The following table represents the computation of basic and diluted losses per share at June 30, 2010 and June 18, 2009:

	June 30,	June 18,
	2010	2009
Losses available for common shareholders	717,819	2,283,997

Weighted average common shares outstanding	(65,367,325)	(72,100,000)
Basic loss per share	.01	.03
Fully diluted loss per share	.01	.03
Net loss per share is based upon the weighted average shares of common stock outstanding

NOTE 5 - EQUITY,

On March 6, 2008 the Company authorized 100,000,000 shares of common stock, at $.0001 par value and 71,930,138 are issued and outstanding as of June 30, 2010.

 FORWARD SPLIT

On March 9, 2009 the Company authorized a 7 for 1 forward split of its 10,300,000 issued and outstanding at March 8, 2009.  After the 7 for 1 forward split the Company has 72,100,000 issued and outstanding on June 30, 2010.

NOTE 6 – NOTE PAYABLE

The Company had the following notes payable outstanding as of June 30, 2010 and June 18, 2009:

	June 30, 2010	June 18, 2009
Notes Payable with Gold Exploration LLC	$52,698	$73,577
Dated - June 1, 2008

Notes payable with Taylor Invest & Finance	-	15,426
Dated - October 22, 2008

Convertible Notes payable with Venture Capital International - Dated - January 26, 2009	-	16,279

Notes payable with Taylor Invest & Finance	-	16,267
Dated - February 17, 2009

Notes payable with Venture Capital International	12,732	12,132
Dated – March 30, 2009

Notes payable with Venture Capital International	17,948	17,098
Dated - May 7, 2009

Notes payable with Advantage Systems Enterprises Limited
Dated – July 3, 2009	17,850	-

Notes payable with Advantage Systems Enterprises Limited
Dated – August 7, 2009	10,448	-

Notes payable with Advantage Systems Enterprises Limited
Dated – August 31, 2009	-	-

Notes payable with Venture Capital International
Dated – October 15, 2009	10,353	-

Notes payable with Advantage Systems Enterprises Limited
Dated – November 9, 2009	25,822	-

Notes payable with Venture Capital International
Dated – October 27,2009	7,236	-

Notes payable with Venture Capital International
Dated – November 23, 2009	5,150	-

Pop Holdings, Inc.
Dated – March 15, 2010	38,479

Strategic Relations Consulting, Inc.
Dated – March 15, 2010	15,189

Summit Technology Corporation, Inc.
Dated May 3, 2010	12,095

Total Notes and convertible debentures payable	$226,000	$150,779
less: Current Portion	(226,000)	(113,557)

Long Term Portion	$-	$37,222

The Company entered into a purchase agreement to purchase mining claims with Gold Exploration LLC in the amount of $99,000 on June 1, 2008. The Company paid $15,000 and agreed to a note payable in the amount of $84,000 for the remaining balance. The note has an interest rate of 12% per annum. Consistent with the provisions of the agreements an amount of $7,000 is paid each 90 days until the full principle balance plus accrued interest is paid off. As of June 30, 2010 and June 18, 2009 the Company had a balance due to Gold Exploration LLC in the amount of $52,698 and $73,557, respectively.  This Note is presently in default.

The Company entered into a convertible debenture with Taylor Invest & Finance S.A. on October 22, 2008 in the amount of $15,000. This convertible debenture is due on October 22, 2009. The note has an interest rate of 4.45% per annum. On May 2, 2010 the Company converted the principle and interest balance to 799,300 of common stock which reduced the debt of $15,986 and the remaining was expensed to interest expense of $7,993.  As of June 30, 2010 and June 18, 2009 the Company had a balance due to Taylor Invest & Finance S.A. related to this debenture in the amount of $0 and $15,426, respectively.

The Company entered into a convertible debenture with Venture Capital International on January 26, 2009 in the amount of $16,000. This convertible debenture is due on January 26, 2010. The note has an interest rate of 4.45% per annum. The holder of the convertible debenture may at the holders option convert, in whole or in part at any time and from time to time, to the Company’s common stock at a price in effect on any conversion date shall equal to $.01.  On December 22, 2009 the holder of the debenture converted in two separate $4,000 principle conversions with a total of $8,000 of the principle balance with each $4,000 conversion 2,800,000 common shares were issued with the total shares issued of 5,600,000 common shares.  On December 22, 2009 the companies stock was trading at $.055 therefore the total amount of the conversion was $308,000 where $8,000 reduced the convertible debenture and the remaining $300,000 was expensed to interest expense.  On January 6, 2010, the holder of the debenture converted $400 of the principle balance of the debenture for 280,000 shares of Company common stock on that date the stock was trading at $.034 where $400 will reduce the principle balance of the debenture and $9,120 will charged to interest expense.   On January 22, 2010 the holder of the debenture converted $4,350 to 3,000,000 shares of Company common stock on that date the stock was trading at $.035 where $4,350 will reduce the principle balance of the debenture and $100,650 will be expenses to interest expense.  On February 23, 2010 the holder of the debenture converted $3,946 to 2,762,338 shares of Company common stock on that date the stock was trading at $.025 where $3,946 reduces the principle balance of the debenture and $65,112 was expensed to interest expense.  As of June 30, 2010 and June 18, 2009 the Company had a balance due to Venture Capital International related to this debenture in the amount of $0.00 and $16,279, respectively.

The Company entered into a demand promissory note with Taylor Invest & Finance S.A on February 17, 2009 in the amount of $16,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  On May 2, 2010 the Company converted the principle and interest balance to 846,900 of common stock which reduced the debt of $16,938 and the remaining was expensed to interest expense of $8,469.  As of June 30, 2010 and June 18, 2009 the Company had a balance due to Taylor Invest & Finance S.A related to this promissory note in the amount of $0 and $16,267, respectively.

The Company entered into a demand promissory note with Venture Capital International, Inc. on March 30, 2009 in the amount of $12,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  As of June 30, 2010 and June 18, 2009 the Company had a balance due to Venture Capital International, Inc related to this promissory note in the amount of $12,732 and $12,132 respectively.

The Company entered into a demand promissory note with Venture Capital International, Inc. on May 7, 2009 in the amount of $17,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  As of June 30, 2010 and June 18, 2009 the Company had a balance due to Venture Capital International, Inc. related to this promissory note in the amount of $17,948 and 17,098 respectively.

The Company entered into a demand promissory note with Advantage Systems Enterprise Limited on July 3, 2009 in the amount of $17,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.    The note is callable by the holder and has an interest rate of 5%.  As of June 30, 2010 and June 18, 2009, the Company had a balance due to Advantage Systems Enterprise Limited related to this promissory note in the amount of $17,850 and $0.00, respectively.

The Company entered into a demand promissory note with Advantage Systems Enterprises Limited on August 7, 2009 in the amount of $10,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.    The note is callable by the holder and has an interest rate of 5%.  As of June 30, 2010 and June 18, 2009, the Company had a balance due to Advantage Systems Enterprise Limited, Inc. related to this promissory note in the amount of $10,448 and $0.00, respectively.
.
The Company entered into a demand promissory note with Taylor Invest & Finance S.A. on September 1, 2009 in the amount of $10,500.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  On May 2, 2010 the Company converted the principle and interest balance to 541,600 of common stock which reduced the debt of $10,832 and the remaining was expensed to interest expense of $5,416. As of June 30, 2010 and June 18, 2009, the Company had a balance due to with Taylor Invest & Finance S.A. related to this promissory note in the amount of $0.00 and $0.00, respectively.

The Company entered into a demand promissory note with Venture Capital International on October 15, 2009 in the amount of $10,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of June 30, 2010 and June 18, 2009, the Company had a balance due to with Venture Capital International related to this promissory note in the amount of $10,353 and $0.00, respectively.

The Company entered into a demand promissory note with Advantage Systems Enterprise Limited on November 9, 2009 in the amount of $25,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.    The note is callable by the holder and has an interest rate of 5%.  As of June 30, 2010 and June 18, 2009, the Company had a balance due to Advantage Systems Enterprise Limited related to this promissory note in the amount of $25,822 and $0.00, respectively.

The Company entered into a demand promissory note with Venture Capital International on October 27, 2009 in the amount of $7,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of June 30, 2010 and June 18, 2009, the Company had a balance due to with Venture Capital International related to this promissory note in the amount of $7,236 and $0.00, respectively.

The Company entered into a demand promissory note with Venture Capital International on November 23, 2009 in the amount of $5,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of June 30, 2010 and June 18, 2009, the Company had a balance due to with Venture Capital International related to this promissory note in the amount of $5,150 and $0.00, respectively..

The Company entered into a demand promissory note with Pop Holdings, Inc. on March 15, 2010 in the amount of $38,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of June 30, 2010 and June 18, 2009, the Company had a balance due to with Pop Holdings, Inc. related to this promissory note in the amount of $38,479 and $0.00, respectively.

The Company entered into a demand promissory note with Strategic Relations Consulting, Inc. on March 15, 2010 in the amount of $15,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of June 30, 2010 and June 18, 2009, the Company had a balance due to with Strategic Relations Consulting, Inc. related to this promissory note in the amount of $15,189 and $0.00, respectively..

The Company entered into a demand promissory note with Summit Technologies Corporation, Inc. on May 3, 2010 in the amount of $12,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of June 30, 2010 and June 18, 2009, the Company had a balance due to with Strategic Relations Consulting, Inc. related to this promissory note in the amount of $12,095 and $0.00, respectively.

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

A summary of stock option activity for the year ended June 30, 2010 and June 18, 2009 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
June 18 2009	750,000	250,000	.50	.15	-
Grants	0	0	-	-	-
Cancellations	0	(0)	0.	0	-

June 30, 2010	750,000	250,000	.50	.1	-

Options exercisable at:
June 18, 2009		250,000	.50	1	-
June 30, 2010		250,000	.50	1	42,500-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on June 30, 2010 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2010. There have not been any options exercised during the years ended June 30, 2010 and June 18, 2009.

A summary of the changes in the Company's nonvested options during the year ended June 30, 2010 is as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at June 18, 2009	250,000	$0.
Granted	0	0.0
Vested	(250,000)	0.0
Forfeited	(0)	0.0
Nonvested at June 30, 2010	0	$0.0

All outstanding stock-based compensation awards that the Company granted in 2009 and 2008 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	Year ended
	June 30,	June 18,
Black Scholes Pricing Model Assumptions	2010	2009
Weighted average risk free interest rate	3.75%	3.75%
Weighted average life (in years)	1	2
Volatility	53.73%	–0.00%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	.50	.50

During the year ended June 30, 2010, total unrecognized compensation cost related to unvested stock options was $0.  The options outstanding expired effective June 18, 2009 as the two years from the year of issue.

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

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $3,105,539 which expire in various years through 2028, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

The provision (benefit) for income taxes from continued operations for the year ended June 30, 2010 and June 18, 2009 consist of the following:

	June 30, 2010	June 18, 2009
Current:
Federal	$	$
State

Deferred:
Federal	$222,093		$706,669
State	64,604		205,560
	286,697		912,229
Valuation allowance	(286,697)		(912,229)
(Benefit) provision for income taxes, net	$-		$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	June 30, 2010	June 18, 2009
Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	9.0%	9.0%
Valuation allowance	(40%)	(40%)
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:
	June 30, 2010	June 18, 2009
Net operating loss carryforward	286,697	912,229
Valuation allowance	(286,697)	(912,229)

Deferred income tax asset	$-	-

NOTE 9 – COMMITMENT AND CONTINGENCIES

The Company entered into a purchase agreement to purchase mining claims with Gold Exploration LLC in the amount of $99,000 on June 1, 2008. The agreement requires the company to make royalty payments equal to 2% of the Net Smelter Returns (NSR) per year. The Company had no Smelter Returns (NSR) for the year ended June 30, 2010 and no royalties were paid.  The agreement does not have any commitment dates of when production is to begin.

The Company presently uses the Treasurer’s office as the company’s office.  The Company does not pay any rent to the Treasurer and there are no rental agreements or accrued rent.

NOTE 10 – SUBEQUENT EVENTS

We have entered into a Promissory Note with Summit Technologies Corporation, Inc. (“Summit”) were as Summit has extended three demand notes as follows:

July 5, 2010	$10,500	5% interest rate
August 30, 2010	$1,600	5% interest rate
September 28, 2010	$4,200	5% interest rate

On September 28, 2010 the Company amended its Articles of Incorporation and changes its authorized shares to 200,000,000.

On August 7, 2010 the Company purchased 160 acre placer mining claim from Global Mineral Resources Corporation.  The terms are as follows:

1.	The company will transfer 41,700,000 restricted common shares valued at $100,080 at .0024
2.
The Company will assume the outstanding promissory note negotiated with Gold Explorations LLC of $107,000.  This promissory note will require a payment of $50,000 to be paid in cash upon capital funding of the Company, and $25,000 to be paid 90 days from that date and a final payment of $22,000 to be paid 90 days there after.  The maturity date of the note is June 29, 2015 and this is a non-interest bearing promissory note.

On September 16, 2010 the Company issued 8,300,000 common shares to Gold Exploration LLC towards the $10,000 payment on the promissory note for the Global Mineral Resources Corporation mining claim acquisition note held by Gold Exploration LLC.  This payment of common stock will reduce the outstanding balance with Gold Exploration LLC to $97,000 effective September 16, 2010.

Effective October 28, 2010, Chris Tomkinson resigned as Chief Executive Officer, President, and Secretary.  Mr. Tomkinson had no disagreement with the Company on any matter related to Bonanza Goldfields Corp.'s operations, policies or practices and is remaining with Bonanza Goldfields Corp as a member of the Board of Directors and its Chief Financial Officer.

Effective October 28, 2010, David Janney was appointed as a member of the Board of Directors of the Bonanza Goldfields Corp. Effective October 28, 2010, David Janney was been hired to serve as our President, Secretary, and Chief Executive Officer.

*  *  *  *  *  *

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have no changes or disagreements with our auditors.

ITEM 9A.  CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, June 30, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Management’s Annual Report on Internal Control over Financial Reporting

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2010.

There were no changes in our internal control over financial reporting that occurred during the last quarter of our fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

During the fiscal year ended June 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Title
David Janney	45	President and Chief Executive Officer, Director,
Chris Tomkinson	44	Principle Accounting Officer and Director
Pamela Thompson	47	Treasurer

The background and principal occupations of the sole officer and director of the Company is as follows:

Officers and Directors:

David Janney

Since April 2010, Mr. Janney was President and Secretary of Global Mineral Resource Corporation.  Since January 2005, Mr. Janney founded and remains the owner of Telecable Las Terrenas, CxA a leading fiber optic cable communications provider in the Caribbean.  Since January 2010, Mr. Janney has served as a member of the board of directors for Henry Haas Mining Management, LLC. From January 1987, through February 2010, Mr. Janney has served as a member of the board of directors for Gregorie Neck Timber Corporation, LLC.  From February 2003,  through February 2008, Mr. Janney has served as a member of the board of directors for  Dayton Hydraulic Corporation. Mr. Janney has a BA degree from Trinity College in cultural anthropology and economics and an MBA from the University of Phoenix.

Chris Tomkinson

Chris Tomkinson has served as our President, Secretary and Chief Executive Officer since May 28, 2008. Effective October 28, 2010, Chris Tomkinson resigned as Chief Executive Officer, President, and Secretary.  Mr. Tomkinson  has remained as a member of the Board of Directors and its Chief Financial Officer.  From 2000 until the present Mr. Tomkinson has been self-employed in the property development and excavation industry. Mr. Tomkinson is an Electrical engineer technician and has done high voltage termination and underground termination. He has substantial experience in road construction and water sewer main installations. He is also license to install underground septic systems.

Executive:

Pamela J Thompson has been hired to serve as our Treasurer of the Company.  Ms. Thompson holds a Bachelor of Science from Moorhead State University in Accountancy and holds her licenses as a Certified Public Accountant in the State of Arizona.  She is a member of the Arizona Society of Certified Public Accountants and is the founder and principle Executive Officer of The Thompson Group, CPA’s.  She is also a member of the Arizona Women’s Society of Certified Public Accountants, Multiple Joys, Inc. and Behind the Bench: National Basketball Wives Association.

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

General.  Mr. David Janney currently serves as the Company’s chief executive officer and principle accounting officer.  During the years ended 2010 and 2009 Mr. Tomkinson served as our Chief Executive Office and did not have a compensation plan and is subject to the start of exploration.

Summary Compensation Table

The following table sets forth for the year ended June 30, 2010 and 2009 compensation awarded to, paid to, or earned by, Mr. Chris Tomkinson, our sole Director and Chief Executive Officer, and our other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000, if any.   Chris Tomkinson defers $80,004 per year in his salary and has accrued unpaid salary of $280,000.  While Mr. Tomkinson defers his salary he is granted 350,000 in common stock warrants at $.375 strike price.  These options have expired.

2010 and 2009 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chris Tomkinson CEO &CFO	2010 2009	0 0		0 0	0 0	0 0	0 0	0 0	0 0
Romy Anne Ralph, Director	2010 2009	0 0		0 0	0 0	0 0	0 0	0 0	0 0
Rose Marie Soullier, Director	2010 2009	0 0		0 0	0 0	0 0	0 0	0 0	0 0
Pamela Thompson, Treasurer	2010 2009	1,500 9,000		0 0	0 0	0 0	0 0	0 0	1,500 9,000

2010 and 2009 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
Chris Tomkinson	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Romy Anne Ralph,	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Rose Marie Soullier,	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Pamela Thompson,	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

2010 and 2009 OPTION EXERCISES AND STOCK VESTED TABLE

2010 and 2009 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Chris Tomkinson		0 0	0 0	0 0
Romy Anne Ralph,		0 0	0 0	0 0
Rose Marie Soullier,		0 0	0 0	0 0
Pamela Thompson,		0 0	0 0	0 0

2010 and 2009 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Chris Tomkinson	0 0	0 0	0 0	0 0	0 0
Romy Anne Ralph,	0 0	0 0	0 0	0 0	0 0
Rose Marie Soullier,	0 0	0 0	0 0	0 0	0 0
Pamela Thompson,	0 0	0 0	0 0	0 0	0 0

2010 and 2009 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chris Tomkinson	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Romy Anne Ralph,	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Rose Marie Soullier,	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Pamela Thompson,	0 0	0 0	0 0	0 0	0 0	0 0	0 0

2010 and 2009 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
Chris Tomkinson	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Romy Anne Ralph,	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Rose Marie Soullier,	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Pamela Thompson,	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0

2009 and 2008 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits
Chris Tomkinson	2010 2009	0 0	0 0	0 0	0 0	0 0
Romy Anne Ralph,	2010 2009	0 0	0 0	0 0	0 0	0 0
Rose Marie Soullier,	2010 2009	0 0	0 0	0 0	0 0	0 0
Pamela Thompson,	2010 2009	0 0	0 0	0 0	0 0	0 0

2010 and 2009 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
Chris Tomkinson	Basic salary						-
Romy Anne Ralph,	Basic salary
Rose Marie Soullier,	Basic salary
Pamela Thompson,	Basic salary

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

.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists stock ownership of our Common Stock as of November 4, 2010, based on 121,930,138 shares of common stock issued and outstanding.  The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of two directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class
Chris Tomkinson 736 E Braeburn Drive, Phoenix, AZ 85022 CFO Bonanza Goldfields Corp.	Common Stock	4,985,300	4.1%

David Janney Global Mineral Resources Group 1180 8th Ave., West Suite 226 Palmetto, FL 34221(Beneficial owner: David Janney, CEO Secretary and Director of Bonanza Goldfields Corp.)	Common Stock	41,700,000	34.2%

Gold Explorations LLC 1583 Downs Drive Minden, NV 89423-9087	Common Stock	8,300,000	6.8%

Scott Geisler 19803 Gulf Blvd, #501 Indian Shores, FL 33785	Common Stock	9,000,000	7.4%

Mark Conrad Laney 5519 Pine Circle NE St. Petersburg, FL 33703	Common Stock	7,000,000	5.7%

Ky X Phan 1908 Abbey Ridge Drive Dover, FL 33527	Common Stock	7,000,000	5.7%

Tam Nguyen 921 Whispering Cypress Lane Orlando, FL 32824	Common Stock	7,000,000	5.7%

All Officers and Directors As a Group (2 persons)	Common Stock	46,685,300	4.1%

All Shareholders and Officers and Directors as a Group	Common Stock	89,970,600	73.8%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

As of June 30, 2010, our authorized capital stock consists of 100,000,000 shares of common stock, par value $ .0001. On September 21, 2010 the company increased our authorized capital stock to 200,000,000 shares of common stock, par value $.0001.

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

Options and Warrants:

 As of June 30, 2010 there were 250,000 options to acquire shares of the Company’s common stock outstanding, and there are no warrants outstanding and these options expired on June 30, 2010.  The options expired as of June 30, 2010.

Convertible Securities

At June 30, 2010, the Company has no convertible securities as of June 30, 2010.

Transfer Agent

On June 1, 2008, the Company engaged Transfer Online, Inc. to serve in the capacity of transfer agent. Their mailing address and telephone number Transfer Online, Inc., 317 SW Alder Street, 2nd Floor, Portland, OR  97201 - Phone is (503) 227-2950.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDPENDENCE.

During the year ended June 30, 2010 there were no related party advances.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  The aggregate fees billed by Tarvaran, Askelson & Company for professional services rendered for the audit of the Company’s annual financial statements for fiscal years ended June 30, 2010 and 2009 approximated $5,500 and $5,000 respectively.  The aggregate fees billed by Tarvaran, Askelson & Company for the review of the financial statements included in the Company’s Forms 10-Q for fiscal year 2008 and 2007 approximated $8,250 per year.

Audit-Related Fees.  The aggregate fees billed by Tarvaran, Askelson & Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended June 30, 2010 and 2009, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0 and $0, respectively.

Tax Fees.  The aggregate fees billed by Tarvaran, Askelson & Company for professional services rendered for tax compliance, tax advice and tax planning for the fiscal year ended June 30, 2010 and 2009 were $0.

All Other Fees.  The aggregate fees billed by Tarvaran, Askelson & Company for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended June 30, 2010 and 2009 approximated $0.00 and $0.00 respectively.

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

PART IV

ITEM 15.  EXHIBITS AND REPORTS.

Exhibits
3.1	Articles of Incorporation (1)
3.2	Amendments to Articles of Incorporation (1)
3.1	Bylaws of the Corporation (1)
14.1	Code of Ethics (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (3)
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (3)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (3)
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (3)

(1)  Incorporated by reference to the same exhibit filed with Amendment No. 3 to the Company’s Registration Statement on Form SB2 (Commission File No. 333-137170).
(2)  Filed in the Form 10K for June 18, 2009
(3)  Filed herein.

ITEM 16.  SIGNATURES

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant	Bonanza Goldfield Corporation

Date: November 12, 2010	By:	/s/ Chris Tomkinson
David Janney
Chief Executive Officer and Principle Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: November 12, 2010	By:	/s/ David Janney
David Janney
Director