Form 10-Q
period 2010-09-30
Bonanza Goldfield Corp.
filed 2010-11-22
CIK 1439264

U.S. Securities and Exchange Commission
Washington, D.C. 20549
____________________

FORM 10-Q
____________________

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT

For the transition period from N/A through N/A
____________________

Commission File No. 000-53612
____________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes ☐   No ☑

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 20, 2010
Common stock, $0.0001 par value	121,930,138

BONANZA GOLDFIELDS CORP.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

CERTIFICATIONS

Exhibit 31 – Management Certification

Exhibit 32 – Sarbanes-Oxley Act

PART I – FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

General

The accompanying reviewed interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 2010.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ending June 30, 2011.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)

CONDENSED BALANCE SHEETS
(unaudited)

ASSETS:	September 30,	June 30,
	2010	2010

CURRENT ASSETS
Cash	$1,785	$261
Total current assets	1,785	261

TOTAL ASSETS	$1,785	$261

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$25,477	$30,882
Accrued interest	9,147	5,303
Note payable	236,999	220,699

Total current liabilities	271,623	256,884

Note payable	97,000	-
TOTAL LIABILITIES	368,623	256,884

STOCKHOLDERS' DEFICIT:
Common stock, $.0001 par value, 200,000,000 shares authorized;
121,930,1038 and 71,930,138 issued and outstanding as of
September 30, 2010 and June 30, 2010, respectively	12,193	7,193
Additional paid-in capital	3,336,725	2,841,725
Accumulated deficit	(3,715,755)	(3,105,539)
Total stockholders' deficit	(366,837)	(256,621)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,785	$261

The accompanying notes are an integral part of these condensed financial statements.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)

CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

			For the Period
			from March 6, 2008
	For the Three Months Ended		(inception) through
	September 30,		September 30,
	2010	2009	2010

Revenue	$-	$-	$-
Total	-	-	-

OPERATING EXPENSES:
General and administrative	9,371	17,212	340,255
Exploration expense	-	10,000	76,256

Total operating expenses	9,371	27,212	416,511

OTHER (INCOME) AND EXPENSES:
Impairment of assets	524,000	-	623,000
Interest expense	76,844	4,854	2,676,244
Total other expense	600,844	4,854	3,299,244

NET LOSS	$610,215	$32,065	$3,715,755

NET LOSS PER SHARE:
Basic	$0.01	$0.00

Diluted	$0.01	$0.00

Basic	108,785,573	58,100,000

Diluted	108,785,573	58,350,000

The accompanying notes are an integral part of these condensed financial statements.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)

CONDENSED STATEMENT OF CASHFLOWS
(Unaudited)

			For the Period
			from March 6, 2008
	For the Three Months Ended		(inception) through
	September 30,		September 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(610,215)	$(32,065)	$(3,715,755)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Impairment of assets	524,000	-	623,000
Options issued	-	-	2,500
Common stock issued for compensation	-	-	69,979
Beneficial conversion feature	73,000	-	2,147,827
Option valuation	-	-	59,399
Changes in assets and liabilities:			-
Accounts payable	(5,405)	(1,760)	25,477
Accrued expenses	3,844	2,026	8,790
Notes payable	-	7,000	(9,944)
Net cash used by operating activities	(14,776)	(24,799)	(788,727)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Intangible Asset	-	-	(99,000)
Net cash used in investing activities	-	-	(99,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	-	(5,476)	(57,500)
Proceeds from notes payable	16,300	30,500	273,800
Conversion of notes payables	-	-	60,452
Stock issued for interest expesnes on debt	-		496,760
Proceeds from convertible debentures	-	-	31,000
Proceeds from the issuance of common stock	-	-	85,000
Net cash provided by financing activities	16,300	25,024	889,512

INCREASE IN CASH	1,524	225	1,785
CASH, BEGINNING OF YEAR	261	296	-
CASH, END OF YEAR	$1,785	$521	$1,785

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$76,844	$3,919
Taxes paid	$-	$-
Issuance of company stock for reduction of note payable	$10,000	$-

The accompanying notes are an integral part of these condensed financial statements.

BONANZA GOLDFIELDS CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 1 - DESCRIPTION OF BUSINESS

Bonanza Goldfields Corp. (the “Company”) was incorporated under the laws of the State of Nevada on March 6, 2008 ("Inception Date") On August 3, 2009, the Company elected to change its year end to June 30th from June 18th.  The Company is in the process of acquiring mineral properties or claims located in the State of Arizona, USA. The recoverability of amounts from the properties or claims will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying properties and/or claims, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property and/or claim agreements and to complete the development of the properties and/or claims, and upon future profitable production or proceeds for the sale thereof. The Company's corporate office is located in Phoenix, Arizona.  For more information on the Company, please go to www.bonanzagoldfields.com., although the information on the website is not incorporated into this filing or these footnotes.

NOTE 2 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has three months ended losses from operations in September 30, 2010.  The Company has net losses for the period from the Inception Date (March 6, 2008) to September 30, 2010 of $3,715,755.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

Revenue Recognition

As the Company is continuing exploration of its mineral properties, no significant revenues have been earned to date. The Company recognizes revenues at the time of delivery of the product to the customers

Revenue includes sales value received for our principle product, silver, and associated by-product revenues from the sale of by-product metals consisting primarily of gold and copper. Revenue is recognized when title to silver and gold passes to the buyer and when collectibility is reasonably assured. The passing of title to the buyer is based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets for example, the London Bullion Market, an active and freely traded commodity market, for both gold and silver, in an identical form to the product sold.

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties as of September 30, 2010, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of September 30, 2010, management has determined that there is an impairment loss is required for $524,000 the purchase of the mining claim in August of 2010.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management has determined that there is an impairment loss is required for $524,000 the purchase of the mining claim in August of 2010.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2010, the Company did not record any liabilities for uncertain tax positions.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Phoenix, Arizona.  Currently, the Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

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

The Company adopted ASC Topic 718, using a modified prospective application transition method, which establishes accounting for stock-based awards in exchange for employee services. Under this application, the Company is required to record stock-based compensation expense for all awards granted after the date of adoption and unvested awards that were outstanding as of the date of adoption. ASC Topic 718 requires that stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized in expense over the requisite services period. Any subsequent changes in the market value of the underlying common stock are reflected in the expense recorded in the subsequent period in which that change occurs.

Common stock, stock options and warrants issued to other than employees or directors in exchange for services are recorded on the basis of their fair value, as required by ASC Topic 718, which is measured as of the date required by ASC Topic 505-50. In accordance with ASC Topic 505-50, the non-employee stock options or warrants are measured at their fair value as of the earlier of the date at which a commitment for performance to earn the equity instruments is reached (“performance commitment date”) or the date at which performance is complete (“performance completion date”).

No other accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

NOTE 4 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the loss by the weighted average number of shares outstanding during the periods.

The following table represents the computation of basic and diluted losses per share for the  Three months  ended September 30, 2010 and 2009:

	2010	2009

Losses available for common shareholders	610,215	32,065

Weighted average common shares outstanding	108,785,573	58,100,000
Basic loss per share	.01	.00
Fully diluted loss per share	.01	.008
Net loss per share is based upon the weighted average shares of common stock outstanding

NOTE 5 - EQUITY,

On March 6, 2008, the Company authorized 100,000,000 shares of common stock and on September 21, 2010, the Company amended its Articles of incorporation and authorized 200,000,000 shares of common stock, at $.0001 par value of which  121,930,138 were issued and outstanding as of September 30, 2010.

 FORWARD SPLIT

On February 13, 2009, the Company authorized a 7 for 1 forward split of its 10,300,000 issued and outstanding shares of common stock, which was effective as of March 9, 2009.  After the 7 for 1 forward split the Company had 72,100,000 issued and outstanding on March 9, 2009.  In August, 2009, 14,000,000 common shares were cancelled by agreement.

On August 7, 2010 the Company purchased 160 acre placer mining claim from Global Mineral Resources Corporation.  The terms are as follows:

1.	The Company will transfer 41,700,000 restricted common stock at a preestablished price of .0024 for a total value of $100,080.
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

3.	The Company will issue 8,300,000 shares of restricted common stock for a reduction of the value of the note by $10,000

On July 29, 2010 the Company issued 8,300,000 common shares to Gold Exploration LLC towards the $10,000 payment on the promissory note for the Global Mineral Resources Corporation mining claim acquisition note held by Gold Exploration LLC.  The company incurred $73,000 in interest expense related to the 8,300,000 shares issued based on the trading market price of the shares less the value which reduced the principle of the note in the amount of $10,000. This payment of common stock reduced the outstanding balance with Gold Exploration LLC to $97,000 effective September 16, 2010.

On the date of the transaction the company recorded a mining claim asset in the amount of $524,000 which was reflective of the 41,700,000 shares at a trading market value of .01 $417,000 plus the promissory note of $107,000. During the quarter ended September 30, 2010 the company elected to impair the mining claim in the amount of $524,000.

NOTE 6 – NOTES PAYABLE

The Company had the following notes payable outstanding  as of September 30, 2010 and June 30, 2010:

	September 30, 2010	June 30, 2010
Gold Exploration LLC	$54,292	$52,698
Dated - June 1, 2008

Venture Capital International	12,883	12,732
Dated – March 30, 2009

Venture Capital International	18,162	17,948
Dated - May 7, 2009

Advantage Systems Enterprises Limited
Dated – July 3, 2009	18,064	17,850

Advantage Systems Enterprises Limited
Dated – August 7, 2009	10,574	10,448

Venture Capital International
Dated – October 15, 2009	10,479	10,353

Advantage Systems Enterprises Limited
Dated – November 9, 2009	26,137	25,822

Venture Capital International
Dated – October 27,2009	7,324	7,236

Venture Capital International
Dated – November 23, 2009	5,213	5,150

Pop Holdings, Inc.
Dated – March 15, 2010	38,958	38,479

Strategic Relations Consulting, Inc.
Dated – March 15, 2010	15,378	15,189

Summit Technology Corporation, Inc.
Dated May 3, 2010	12,246	12,095

Summit Technology Corporation, Inc.
Dated July 5, 2010	10,625	-

Summit Technology Corporation, Inc.
Dated August 30, 2010	1,607	-

Summit Technology Corporation, Inc.
Dated September 28, 2010	4,201	-

Gold Exploration LLC
Dated – July 29, 2010	97,000	-

Total Notes and convertible debentures payable	$343,143	$226,000
Less current portion of long term debt	246,144	(226,000)
Long term debt	$97,000	$-

The Company entered into a purchase agreement to acquire mining claims from Gold Exploration LLC in the amount of $99,000 on June 1, 2008. The Company paid $15,000 and agreed to a note payable in the amount of $84,000 for the remaining balance. The note has an interest rate of 12% per annum. Consistent with the provisions of the agreements, an amount of $7,000 is paid each 90 days until the full principle balance plus accrued interest is paid off. As of September 30, 2010 and June 30, 2010 the Company had a balance due to Gold Exploration LLC in the amount of $54,292 and $52,698, respectively.  This note is presently in default.

The Company entered into a demand promissory note with Venture Capital International, Inc. on March 30, 2009 in the amount of $12,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  As of September 30, 2010 and June 30, 2010, the Company had a balance due to Venture Capital International, Inc related to this promissory note in the amount of $12,883 and $12,732, respectively.

The Company entered into a demand promissory note with Venture Capital International, Inc. on May 7, 2009 in the amount of $17,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  As of September 30, 2010 and June 30, 2010, the Company had a balance due to Venture Capital International, Inc. related to this promissory note in the amount of $18,162 and $17,948, respectively.

The Company entered into a demand promissory note with Advantage Systems Enterprise Limited on July 3, 2009 in the amount of $17,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.    The note is callable by the holder and has an interest rate of 5%.  As of September 30, 2010 and June 30, 2010, the Company had a balance due to Advantage Systems Enterprise Limited related to this promissory note in the amount of $18,064 and $17,850, respectively.

The Company entered into a demand promissory note with Advantage Systems Enterprises Limited on August 7, 2009 in the amount of $10,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.    The note is callable by the holder and has an interest rate of 5%.  As of September 30, 2010 and June 30, 2010, the Company had a balance due to Advantage Systems Enterprise Limited, Inc. related to this promissory note in the amount of $10,574 and $10,448, respectively.
.
The Company entered into a demand promissory note with Venture Capital International on October 15, 2009 in the amount of $10,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of September 30, 2010 and June 30, 2010, the Company had a balance due to with Venture Capital International related to this promissory note in the amount of $10,479 and $10,353, respectively.

The Company entered into a demand promissory note with Advantage Systems Enterprise Limited on November 9, 2009 in the amount of $25,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.    The note is callable by the holder and has an interest rate of 5%.  As of September 30, 2010 and June 30, 2010, the Company had a balance due to Advantage Systems Enterprise Limited related to this promissory note in the amount of $26,137 and $25,822, respectively.

The Company entered into a demand promissory note with Venture Capital International on October 27, 2009 in the amount of $7,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of September 30, 2010 and June 30, 2010, the Company had a balance due to with Venture Capital International related to this promissory note in the amount of $7,324 and $7,236, respectively.

The Company entered into a demand promissory note with Venture Capital International on November 23, 2009 in the amount of $5,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of September 30, 2010 and June 30, 2010, the Company had a balance due to with Venture Capital International related to this promissory note in the amount of $5,213 and $5,150, respectively..

The Company entered into a demand promissory note with Pop Holdings, Inc. on March 15, 2010 in the amount of $38,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of September 30, 2010 and June 30, 2010, the Company had a balance due to with Pop Holdings, Inc. related to this promissory note in the amount of $38,958 and $38,479, respectively.

The Company entered into a demand promissory note with Strategic Relations Consulting, Inc. on March 15, 2010 in the amount of $15,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of September 30, 2010 and June 30, 2010, the Company had a balance due to with Strategic Relations Consulting, Inc. related to this promissory note in the amount of $15,378 and $15,189, respectively..

The Company entered into a demand promissory note with Summit Technologies Corporation, Inc. on May 3, 2010 in the amount of $12,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of September 30, 2010 and June 30, 2010, the Company had a balance due to with Strategic Relations Consulting, Inc. related to this promissory note in the amount of $12,246 and $12,095, respectively.

The Company entered into a demand promissory note with Summit Technologies Corporation, Inc. on July 5, 2010 in the amount of $10,500.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of September 30, 2010, the Company had a balance due to with Strategic Relations Consulting, Inc. related to this promissory note in the amount of $10,625.

The Company entered into a demand promissory note with Summit Technologies Corporation, Inc. on August 30, 2010 in the amount of $1,600.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of September 30, 2010, the Company had a balance due to with Strategic Relations Consulting, Inc. related to this promissory note in the amount of $1,607 .

The Company entered into a demand promissory note with Summit Technologies Corporation, Inc. on September 38, 2010 in the amount of $4,200.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of September 30, 2010 , the Company had a balance due to with Strategic Relations Consulting, Inc. related to this promissory note in the amount of $4,201.

On August 7, 2010 the Company purchased 160 acre placer mining claim from Global Mineral Resources Corporation for combined value of $524,000 at which point the company entered into a promissory note with Global Mineral Resources, Inc, a related party company which is owned by the company’s president in the amount of $107,000. As consideration for payment of $10,000 of principal balance the company issued 8,300,000 shares of common stock and recorded interest expense in the amount of $73.000. As of September 30, 2009 the company had a balance due to Global Mineral Resources, in the amount of $97,000.

NOTE 7 - STOCK BASED COMPENSATION

Effective September 16, 2008, the Board of Directors of the Company approved the 2008 Stock Option and Restricted Stock Plan (the "2008 Plan").  The 2008 Plan reserves 1,000,000 shares of common stock for grants of incentive stock options, nonqualified stock options, warrants and restricted stock awards to employees, non-employee directors and consultants performing services for the Company. Options and warrants granted under the 2008 Plan have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant.  The options expire 2 years from the date of grant whereas warrants generally expire 5 years from the date of grant. Restricted stock awards granted under the 2008 Plan are subject to a vesting period determined at the date of grant.

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

A summary of stock option activity for the three Months ended September 30, 2010 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

June 18 2009	750,000	250,000	.50	.15	-
Grants	0	0	-	-	-
Cancellations	0	(0)	0	0	-

September 30, 2010	750,000	250,000	.50	.1	-

Options exercisable at:
September 18, 2009		250,000	.50	1	-
September 30, 2010		250,000	.50	1	42,500-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on September 30, 2010 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2010. There have not been any options exercised during the three months ended September 30, 2010 and 2009.

A summary of the changes in the Company's nonvested options during the three months ended September 30, 2010 is as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at September 18, 2009	250,000	$0.0
Granted	0	0.0
Vested	(250,000)	0.0
Forfeited	(250,000)	0.0
Nonvested at September 30, 2010	0	$0.0

All outstanding stock-based compensation awards that the Company granted in 2009 and 2008 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	Year ended
Black Scholes Pricing Model Assumptions	June 30, 2010	June 18, 2009
Weighted average risk free interest rate	3.75%	3.75%
Weighted average life (in years)	1	2
Volatility	53.73%	–0.00%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	.50	.50

During the three months ended September 30, 2010, total unrecognized compensation cost related to unvested stock options was $0.

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

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $3,715,755 which expire in various years through 2028, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

The provision (benefit) for income taxes from continued operations for the Three months  ended September 30, 2010 and 2009 consist of the following:

	September 30, 2010	September 30, 2009
Current:
Federal	$	$
State

Deferred:
Federal	$192,950		$9,921
State	42,715		2,886
	235,665		12,807
Valuation allowance	(235,665)		(12,807)
(Benefit) provision for income taxes, net	$-		$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	September 30, 2010	September 30, 2009

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	7.0%	7.0%
Valuation allowance	(41%)	(41%)
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	September 30, 2010	September 30, 2009

Net operating loss carryforward	$235,665	$12,807
Valuation allowance	(235,665)	(12,807)

Deferred income tax asset	$-	$-

NOTE 9 – RELATED PARTY

Effective October 28, 2010, Chris Tomkinson resigned as Chief Executive Officer, President, and Secretary.  Mr. Tomkinson had no disagreement with the Company on any matter related to Bonanza Goldfields Corp.'s operations, policies or practices and is remaining with Bonanza Goldfields Corp as a member of the Board of Directors and its Chief Financial Officer.

Effective October 28, 2010, David Janney was appointed as a member of the Board of Directors of the Bonanza Goldfields Corp. Effective October 28, 2010, David Janney was engaged as our President, Secretary, and Chief Executive Officer.

On August 7, 2010 the Company purchased 160 acre placer mining claim from Global Mineral Resources Corporation.  The terms are as follows:

1.	The Company will transfer 41,700,000 restricted common stock at a preestablished price of .0024 for a total value of $100,080.
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

3.	The Company will issue 8,300,000 shares of restricted common stock for a reduction of the value of the note by $10,000

On July 29, 2010 the Company issued 8,300,000 common shares to Gold Exploration LLC towards the $10,000 payment on the promissory note for the Global Mineral Resources Corporation mining claim acquisition note held by Gold Exploration LLC.  The company incurred $73,000 in interest expense related to the 8,300,000 shares issued based on the trading market price of the shares less the value which reduced the principle of the note in the amount of $10,000. This payment of common stock reduced the outstanding balance with Gold Exploration LLC to $97,000 effective September 16, 2010.

On the date of the transaction the company recorded a mining claim asset in the amount of $524,000 which was reflective of the 41,700,000 shares at a trading market value of .01 $417,000 plus the promissory note of $107,000. During the quarter ended September 30, 2010 the company elected to impair the mining claim in the amount of $524,000.

The Company presently uses the Treasurer’s office as the Company’s office.  The Company does not pay any rent to the Treasurer and there are no rental agreements or accrued rent.

NOTE 10 – COMMITMENT AND CONTINGENCIES

The Company entered into a purchase agreement to purchase mining claims with Gold Exploration LLC in the amount of $99,000 on June 1, 2008. The agreement requires the Company to make royalty payments equal to 2% of the Net Smelter Returns (NSR) per year. The Company had no Smelter Returns (NSR) for the t`hree months  ended September 30, 2010 and no royalties were paid.  The agreement does not have any commitment dates of when production is to begin.

The Company presently uses the Treasurer’s office as the company’s office.  The Company does not pay any rent to the Treasurer and there are no rental agreements or accrued rent.

* * * * * * * * * * *

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” and “our” refer to Bonanza Goldfield Corp., unless the context requires otherwise.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, profitability of mineral resources and mineralized material, volatility of future financing plans, our anticipated needs for working capital, market demand, , technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

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

Our company is an exploration stage company engaged in the acquisition and exploration of gold mineral properties in North America.  It is our objective to identify mineral prospect properties of merit, conduct preliminary exploration work, and if results are positive, to “prove up” mineral resources ultimately providing a strategic supply line to mid-tier mining companies in a world were capital is fleeing to the safety of gold.  This business model is timely in a world of financial and currency instability with escalating mineral demand.

Our areas of exploration are in geopolitically stable North American areas, Nevada and Arizona in particular.  Our two exploration stage projects are located in Arizona and in include the BRB and Midas, both of which have near-surface gold mineralization defined by reconnaissance rock chip and trench sampling.

Results of Operations

We are an exploration stage company that is in the process of acquiring mineral properties or claims located in the State of Arizona and Nevada. The recoverability of amounts from the properties or claims will be dependent upon the discovery of economically recoverable reserves, confirmation of the our interest in the underlying properties and/or claims, our ability to obtain necessary financing to satisfy the expenditure requirements under the property and/or claim agreements and to complete the development of the properties and/or claims, and upon future profitable production or proceeds for the sale thereof.

For the period ended September 30, 2010 and 2009, we generated no revenue. Our future revenue plan is uncertain and is dependent on our ability to effectively mine our products, generate sales, and obtain contract mining opportunities. There are no assurances of the ability of our company to begin to mine our claim. The cost of mining is cost intensive. Accordingly, it is critical for us to raise appropriate capital to implement our business plan.  We incurred losses of $610,215 and $32,065 for the three months  ended September 30, 2010 and 2009 respectively. Our losses since our inception through September 30, 2010 amount to $3,715,755.

Liquidity and Capital Resources

We have maintained a minimum of three months of working capital in our bank account since June 1, 2008. This reserve was intended to allow for an adequate amount of time to secure additional funds as needed. To date, we have  succeeded in securing capital as needed, but there is no guarantee this will continue.

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

Critical Accounting Policies

We  prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2010, cash and cash equivalents include cash on hand and cash in the bank.

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at September 30, 2010, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

Mineral property rights

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized. The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of September 30, 2010, management has determined that no impairment loss is required.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management has determined that there is an impairment loss is required for $524,000 the purchase of the mining claim in August of 2010.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2010, the Company did not record any liabilities for uncertain tax positions.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Phoenix, Arizona. Currently, the Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000 until September 30, 2010

Share-Based Compensation

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

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.  At September 30, 2010 the common stock equivalents consisted of 250,000 options and no common stock warrants.

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

Additional Information

We  file reports and other materials with the Securities and Exchange Commission.  These documents may be inspected and copied at the Securities and Exchange Commission, Judiciary Plaza, 100 F Street, N.E., Room 1580, Washington, D.C. 20549.  You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. Most of our activity is the development and mining of our mining claim.

ITEM 4.  CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2010.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Our principal executive officer and our principal financial officer  are required to base their assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO).  The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report.  Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base their assessment.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our internal control over financial reporting was effective as of September 30, 2010.

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

You should carefully consider the following risk factors together with the other information contained in this Interim Report on Form 10-Q, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline. There have been no material changes to the risk factors previously discussed in Item 1A of the Company’s Form 10-K for the year ended June 30, 2010, including but not limited, to the following:

The Report Of Our Independent Registered Public Accounting Firm Contains Explanatory Language That Substantial Doubt Exists About Our Ability To Continue As A Going Concern.

The Company has net losses for the period from inception (March 6, 2008) to September 30, 2010 of $3,715,755.  The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

We were incorporated in March 6, 2008 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $3,715,755 from inception to September 30, 2010. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Climate change and related regulatory responses may impact our business.

Climate change as a result of emissions of greenhouse gases is a significant topic of discussion and may generate U.S. federal and other regulatory responses in the near future. It is impracticable to predict with any certainty the impact of climate change on our business or the regulatory responses to it, although we recognize that they could be significant. However, it is too soon for us to predict with any certainty the ultimate impact, either directionally or quantitatively, of climate change and related regulatory responses.

To the extent that climate change increases the risk of natural disasters or other disruptive events in the areas in which we operate, we could be harmed. While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that can be disruptive to our business, our plans may not fully protect us from all such disasters or events.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management.

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

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

On August 7, 2010 the Company purchased 160 acre placer mining claim from Global Mineral Resources Corporation.  The terms are as follows:

1.	The Company will transfer 41,700,000 restricted common stock at a preestablished price of .0024 for a total value of $100,080.
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

3.	The Company will issue 8,300,000 shares of restricted common stock for a reduction of the value of the note by $10,000

On July 29, 2010 the Company issued 8,300,000 common shares to Gold Exploration LLC towards the $10,000 payment on the promissory note for the Global Mineral Resources Corporation mining claim acquisition note held by Gold Exploration LLC.  The company incurred $73,000 in interest expense related to the 8,300,000 shares issued based on the trading market price of the shares less the value which reduced the principle of the note in the amount of $10,000. This payment of common stock reduced the outstanding balance with Gold Exploration LLC to $97,000 effective September 16, 2010.

On the date of the transaction the company recorded a mining claim asset in the amount of $524,000 which was reflective of the 41,700,000 shares at a trading market value of .01 $417,000 plus the promissory note of $107,000. During the quarter ended September 30, 2010 the company elected to impair the mining claim in the amount of $524,000.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2010.

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

Registrant	Bonanza Goldfields Corp.

Date: November 22, 2010	By:	/s/ David Janney
David Janney
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)