Form 10-Q
period 2010-12-31
Bonanza Goldfield Corp.
filed 2011-02-11
CIK 1439264

U.S. Securities and Exchange Commission
Washington, D.C. 20549
____________________

FORM 10-Q
____________________

                                                                                                                                               (Mark One)
 ☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly ended December 31, 2010

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

 (800) 971-2669
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes ☐    No  ☑

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding February 2, 2011
Common stock, $0.0001 par value	145,930,138

BONANZA GOLDFIELDS CORP.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

CERTIFICATIONS

Exhibit 31 – Management certification              20-24

Exhibit 32 – Sarbanes-Oxley Act            20-24

i

PART I – FINANCIAL INFORMATION

ITEM 1.   INTERIM FINANCIAL STATEMENTS AND NOTES TO INTERIM FINANCIAL STATEMENTS

General

The accompanying reviewed interim financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 2010.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three and six months ended December 31, 2010 are not necessarily indicative of the results that can be expected for the year ending June 30, 2011.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
 CONDENSED BALANCE SHEETS
(unaudited)

	December 31,	June 30,
	2010	2010
ASSETS:

CURRENT ASSETS
Cash	$4	$261
Total current assets	4	261

TOTAL ASSETS	$4	$261

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$30,166	$30,882
Accrued interest	10,691	5,303
Note payable	214,998	220,699
Total current liabilities	255,855	256,884

Note payable	97,000	-
TOTAL LIABILITIES	352,855	256,884

STOCKHOLDERS' DEFICIT:
Common stock, $.0001 par value, 200,000,000 shares authorized;
133,930,138 and 71,930,138 issued and outstanding as of
December 31, 2010 and June 30, 2010, respectively	13,393	7,193
Additional paid-in capital	3,220,605	2,841,725
Accumulated deficit	(3,586,849)	(3,105,539)
Total stockholders' deficit	(352,850)	(256,621)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4	$261

The accompanying notes are an integral part of these condensed financial statements.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

					For the Period
	For the Three Months Ended		For the Six Months Ended		from March 6, 2008
	December 31,		December 31,		(inception) through
	2010	2009	2010	2009	December 31, 2010

Revenue	$-	$-	$-	$-	$-
Total	-	-	-	-	-

OPERATING EXPENSES:
General and administrative	13,470	17,644	22,842	34,855	353,725
Exploration expense	-	28,753	-	38,753	76,256

Total operating expenses	13,470	46,397	22,842	73,608	429,981

OTHER (INCOME) AND EXPENSES:
Impairment of assets	-	-	207,080	-	306,080
Interest expense	174,544	303,692	251,388	308,545	2,850,788
Total other expense	174,544	303,692	458,468	308,545	3,156,868

NET LOSS	$188,014	$350,088	$481,310	$382,152	$3,586,849

NET LOSS PER SHARE:
Basic and diluted	$0.00	$0.01	$0.00	$0.01

Weighted average basic and diluted	133,930,138	58,378,261	121,357,856	58,700,000

The accompanying notes are an integral part of these condensed financial statements.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
CONDENSED STATEMENT OF CASHFLOWS
(Unaudited)

			For the Period
	For the Six Months Ended		from March 6, 2008
	December 31,		(inception) through
	2010	2009	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(481,310)	$(382,152)	$(3,586,849)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Impairment of assets	207,080	-	306,080
Options issued	-	-	2,500
Common stock issued for compensation	-	-	69,979
Beneficial conversion feature	243,677	-	2,318,504
Option valuation	-	-	59,399
Changes in assets and liabilities:			-
Accounts payable	(716)	4,696	30,166
Accrued expenses	7,712	3,815	12,657
Notes payable	-	7,000	(9,944)
Net cash used by operating activities	(23,557)	(366,641)	(797,508)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Intangible Asset	-	-	(99,000)
Net cash used in investing activities	-	-	(99,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	-	(10,574)	(57,500)
Proceeds from notes payable	23,300	77,500	280,800
Conversion of notes payables	-	300,000	60,452
Stock issued for interest expesnes on debt	-		496,760
Proceeds from convertible debentures	-	-	31,000
Proceeds from the issuance of common stock	-	-	85,000
Net cash provided by financing activities	23,300	366,926	896,512

INCREASE IN CASH	(257)	284	4
CASH, BEGINNING OF YEAR	261	296	-
CASH, END OF YEAR	$4	$580	$4

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$345,221	$308,545
Taxes paid	$-	$-
Issuance of company stock for reduction of note payable	$41,323	$-

The accompanying notes are an integral part of these condensed financial statements.

BONANZA GOLDFIELDS CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1 - DESCRIPTION OF BUSINESS

Bonanza Goldfields Corp. (the “Company”) was incorporated under the laws of the State of Nevada on March 6, 2008 ("Inception Date"). On August 3, 2009, the Company elected to change its year end to June 30th from June 18th.  The Company is in the process of acquiring mineral properties or claims located in the State of Arizona, USA. The recoverability of amounts from the properties or claims will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying properties and/or claims, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property and/or claim agreements and to complete the development of the properties and/or claims, and upon future profitable production or proceeds for the sale thereof. The Company's corporate office is located in Phoenix, Arizona.  For more information on the Company, please go to www.bonanzagoldfields.com. (although this website is not incorporated by reference).

NOTE 2 - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has six months ended losses from operations in December 31, 2010.  The Company has net losses for the period from inception (March 6, 2008) to December 31, 2010 of $3,586,849.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

Revenue Recognition

As the Company is continuing exploration of its mineral properties, no significant revenues have been earned to date. The Company recognizes revenues at the time of delivery of the product to the customers.

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

Reclamation and Remediation Costs (Asset Retirement Obligations)

The Company had no operating properties at December 31, 2010, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of December 31, 2010, management has determined that there is an impairment loss is required for $207,080 the purchase of the mining claim in August of 2010.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management has determined that there is an impairment loss is required for $207,080 the purchase of the mining claim in August of 2010.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2010, the Company did not record any liabilities for uncertain tax positions.

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

No other accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s financial position, operations or cash flows.

NOTE 4 - NET LOSS PER SHARE

The net loss per common share is calculated by dividing the loss by the weighted average number of shares outstanding during the periods.

The following table represents the computation of basic and diluted losses per share for the six months ended December 31, 2010 and 2009:

	2010	2009

Losses available for common shareholders	481,310	382,152

Weighted average common shares outstanding	121,357,856	58,700,000
Basic loss per share	.00	.01
Fully diluted loss per share	.00	.01
Net loss per share is based upon the weighted average shares of common stock outstanding

NOTE 5 - EQUITY,

On March 6, 2008, the Company authorized 100,000,000 shares of common stock and on September 21, 2010, the Company amended its articles of incorporation and authorized 200,000,000 shares of common stock, at $.0001 par value and 133,930,138 are issued and outstanding as of December 31, 2010.

 FORWARD SPLIT

On February 13, 2009, the Company authorized a 7 for 1 forward split of its 10,300,000 issued and outstanding shares of common stock, which was effective as of March 9, 2009.  After the 7 for 1 forward split the Company had 72,100,000 issued and outstanding on March 9, 2009.  In August, 2009, 14,000,000 common shares were cancelled by agreement.

On August 7, 2010 the Company purchased 160 acre placer mining claim from Global Mineral Resources Corporation.  The terms are as follows:

1.	The Company was obligated to transfer 41,700,000 restricted common shares valued at $100,080 at .0024. This transfer took place in September 2010 and was a completed transaction.
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

On July 29, 2010 the Company issued 8,300,000 common shares to Gold Exploration LLC towards the $10,000 payment on the promissory note for the Global Mineral Resources Corporation mining claim acquisition note held by Gold Exploration LLC.  This payment of common stock will reduce the outstanding balance with Gold Exploration LLC to $97,000 effective September 16, 2010.  As of December 31, 2010, $97,000 remained outstanding.

NOTE 6 – NOTES PAYABLE

The Company had the following notes payable outstanding  as of December 31, 2010 and June 30, 2010:

	December 31, 2010	June 30, 2010
Gold Exploration LLC	$55,886	$52,698
Dated - June 1, 2008

Venture Capital International	-	12,732
Dated – March 30, 2009

Venture Capital International	-	17,948
Dated - May 7, 2009

Advantage Systems Enterprises Limited
Dated – July 3, 2009	18,278	17,850

Advantage Systems Enterprises Limited
Dated – August 7, 2009	10,700	10,448

Venture Capital International
Dated – October 15, 2009	10,605	10,353

Advantage Systems Enterprises Limited
Dated – November 9, 2009	26,452	25,822

Venture Capital International
Dated – October 27,2009	7,412	7,236

Venture Capital International
Dated – November 23, 2009	5,276	5,150

Pop Holdings, Inc.
Dated – March 15, 2010	39,437	38,479

Strategic Relations Consulting, Inc.
Dated – March 15, 2010	15,567	15,189

Summit Technology Corporation, Inc.
Dated May 3, 2010	12,399	12,095

Summit Technology Corporation, Inc.
Dated July 5, 2010	10,757	-

Summit Technology Corporation, Inc.
Dated August 30, 2010	1,627	-

Summit Technology Corporation, Inc.
Dated September 28, 2010	4,254	-

Gold Exploration LLC
Dated – July 29, 2010	97,000	-

Summit Technology Corporation, Inc.
Dated November 22, 2010	7,037	-

Total Notes and convertible debentures payable	$311,998	$226,000
Less current portion of long term debt	214,998	(226,000)
Long term debt	$97,000	$-

The Company entered into a purchase agreement to purchase mining claims with Gold Exploration LLC in the amount of $99,000 on June 1, 2008. The Company paid $15,000 and agreed to a note payable in the amount of $84,000 for the remaining balance. The note has an interest rate of 12% per annum. Consistent with the provisions of the agreements an amount of $7,000 is paid each 90 days until the full principle balance plus accrued interest is paid off. As of December 31, 2010 and June 30, 2010 the Company had a balance due to Gold Exploration LLC in the amount of $55,886 and $52,698, respectively.  This Note is presently in default.

The Company entered into a demand promissory note with Venture Capital International, Inc. on March 30, 2009 in the amount of $12,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  On December 9, 2010 the promissory note was assigned to Tucker Financial and the company issued 5,040,000 shares for the sale of debt.  On December 20, 2010 the Company converted the debt and issued 4,965,517 shares of common stock which resulted in the company recognizing a beneficial conversion feature and interest expense in the amount of $70,625. As of December 31, 2010 and June 30, 2010 the Company had a balance due to Venture Capital International, Inc related to this promissory note in the amount of $0 and $12,732 respectively.

The Company entered into a demand promissory note with Venture Capital International, Inc. on May 7, 2009 in the amount of $17,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  On December 9, 2010 the promissory note was assigned to Tucker Financial and the company issued 6,960,000 shares for the sale of debt.  On December 20, 2010 the Company converted the debt and issued 7,034,483 shares of common stock which resulted in the company recognizing a beneficial conversion feature and interest expense in the amount of $100,052. As of December 31, 2010 and June 30, 2010 the Company had a balance due to Venture Capital International, Inc. related to this promissory note in the amount of $0 and $17,948 respectively.

The Company entered into a demand promissory note with Advantage Systems Enterprise Limited on July 3, 2009 in the amount of $17,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%. The note is callable by the holder and has an interest rate of 5%.  As of December 31, 2010 and June 30, 2010, the Company had a balance due to Advantage Systems Enterprise Limited related to this promissory note in the amount of $18,278 and $17,850, respectively.

The Company entered into a demand promissory note with Advantage Systems Enterprises Limited on August 7, 2009 in the amount of $10,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%. The note is callable by the holder and has an interest rate of 5%.  As of December 31, 2010 and June 30, 2010, the Company had a balance due to Advantage Systems Enterprise Limited, Inc. related to this promissory note in the amount of $10,700 and $10,448, respectively.
.
The Company entered into a demand promissory note with Venture Capital International on October 15, 2009 in the amount of $10,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%. The note is callable by the holder and has an interest rate of 5%.  As of December 31, 2010 and June 30, 2010, the Company had a balance due to with Venture Capital International related to this promissory note in the amount of $10,605 and $10,353, respectively.

The Company entered into a demand promissory note with Advantage Systems Enterprise Limited on November 9, 2009 in the amount of $25,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%. The note is callable by the holder and has an interest rate of 5%.  As of December 31, 2010 and June 30, 2010, the Company had a balance due to Advantage Systems Enterprise Limited related to this promissory note in the amount of $26,452 and $25,822, respectively.

The Company entered into a demand promissory note with Venture Capital International on October 27, 2009 in the amount of $7,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%. The note is callable by the holder and has an interest rate of 5%.  As of December 31, 2010 and June 30, 2010, the Company had a balance due to with Venture Capital International related to this promissory note in the amount of $7,412 and $7,236, respectively.

The Company entered into a demand promissory note with Venture Capital International on November 23, 2009 in the amount of $5,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%. The note is callable by the holder and has an interest rate of 5%.  As of December 31, 2010 and June 30, 2010, the Company had a balance due to with Venture Capital International related to this promissory note in the amount of $5,276 and $5,150, respectively.

The Company entered into a demand promissory note with Pop Holdings, Inc. on March 15, 2010 in the amount of $38,000. The Company makes no payments until demanded by the holder. The note has an interest rate of 5%. The note is callable by the holder and has an interest rate of 5%.  As of December 31, 2010 and June 30, 2010, the Company had a balance due to with Pop Holdings, Inc. related to this promissory note in the amount of $39,437 and $38,479, respectively.

The Company entered into a demand promissory note with Strategic Relations Consulting, Inc. on March 15, 2010 in the amount of $15,000. The Company makes no payments until demanded by the holder. The note has an interest rate of 5%. The note is callable by the holder and has an interest rate of 5%.  As of December 31, 2010 and June 30, 2010, the Company had a balance due to with Strategic Relations Consulting, Inc. related to this promissory note in the amount of $15,567 and $15,189, respectively.

The Company entered into a demand promissory note with Summit Technologies Corporation, Inc. on May 3, 2010 in the amount of $12,000. The Company makes no payments until demanded by the holder. The note has an interest rate of 5%. The note is callable by the holder and has an interest rate of 5%.  As of December 31, 2010 and June 30, 2010, the Company had a balance due to with Strategic Relations Consulting, Inc. related to this promissory note in the amount of $12,399 and $12,095, respectively.

The Company entered into a demand promissory note with Summit Technologies Corporation, Inc. on July 5, 2010 in the amount of $10,500. The Company makes no payments until demanded by the holder. The note has an interest rate of 5%. The note is callable by the holder and has an interest rate of 5%.  As of December 31, 2010 and June 30, 2010, the Company had a balance due to with Strategic Relations Consulting, Inc. related to this promissory note in the amount of $10,757 and $0, respectively.

The Company entered into a demand promissory note with Summit Technologies Corporation, Inc. on August 30, 2010 in the amount of $1,600. The Company makes no payments until demanded by the holder.The note has an interest rate of 5%. The note is callable by the holder and has an interest rate of 5%. As of December 31, 2010 and June 30, 2010, the Company had a balance due to with Strategic Relations Consulting, Inc. related to this promissory note in the amount of $1,627 and $0, respectively.

The Company entered into a demand promissory note with Summit Technologies Corporation, Inc. on September 28, 2010 in the amount of $4,200. The Company makes no payments until demanded by the holder. The note has an interest rate of 5%. The note is callable by the holder and has an interest rate of 5%.  As of December 31, 2010 and June 30, 2010, the Company had a balance due to with Strategic Relations Consulting, Inc. related to this promissory note in the amount of $4,254 and $0, respectively.

The Company entered into a demand promissory note with Summit Technologies Corporation, Inc. on November 22, 2010 in the amount of $7,000. The Company makes no payments until demanded by the holder. The note has an interest rate of 5%. The note is callable by the holder and has an interest rate of 5%.  As of December 31, 2010 and June 30, 2010, the Company had a balance due to with Strategic Relations Consulting, Inc. related to this promissory note in the amount of $7,037 and $0, respectively.

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

A summary of stock option activity for the six Months ended December 31, 2010 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

June 18 2009	750,000	250,000	.50	.15	-
Grants	0	0	-	-	-
Cancellations	0	(250000)	0.	0	-

December 31, 2010	750,000	0	.50	.1	-

Options exercisable at:
September 18, 2009		250,000	.50	1	-
December 31, 2010		0	.50	1	-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on December 31, 2010 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. There have not been any options exercised during the six months ended December 31, 2010 and 2009.

A summary of the changes in the Company's nonvested options during the six months ended December 31, 2010 is as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at September 18, 2009	250,000	$0.
Granted	0	0.0
Vested	(250,000)	0.0
Forfeited	(250,000)	0.0
Nonvested at December 31, 2010	0	$0.0

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

During the six months ended December 31, 2010, total unrecognized compensation cost related to unvested stock options was $0.

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

The provision (benefit) for income taxes from continued operations for the Six months ended December 31, 2010 and 2009 consist of the following:

	December 31, 2010	December 31, 2009
Current:
Federal		$
State

Deferred:
Federal	$154,808		118,238
State	25,991		34,394
	180,799		152,632
Valuation allowance	(180,799)		(152,632)
(Benefit) provision for income taxes, net	$-		-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31, 2010	December 31, 2009

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	9.0%	9.0%
Valuation allowance	(40%)	(40%)
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:
	December 31, 2010	December 31, 2009

Net operating loss carryforward	180,799	152,632
Valuation allowance	(180,799)	(152,632)

Deferred income tax asset	$-	-

NOTE 9 – RELATED PARTY

Effective December 16, 2010, Chris Tomkinson resigned as Chief Financial Officer and member of the Board of Directors.  Mr. Tomkinson had no disagreement with the Company on any matter related to Bonanza Goldfields Corp.'s operations, policies or practices.

Effective October 28, 2010, Chris Tomkinson resigned as Chief Executive Officer, President, and Secretary.  Mr. Tomkinson had no disagreement with the Company on any matter related to Bonanza Goldfields Corp.'s operations, policies or practices.

Effective October 28, 2010, David Janney was appointed as a member of the Board of Directors of the Bonanza Goldfields Corp. Effective October 28, 2010, David Janney was been hired to serve as our President, Secretary, and Chief Executive Officer.

On August 7, 2010 the Company purchased 160 acre placer mining claim from Global Mineral Resources Corporation.  The terms are as follows:

1.	The Company was obligated to transfer 41,700,000 restricted common shares valued at $100,080 at .0024. This transfer took place in September 2010 and was a completed transaction.
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

On July 29, 2010 the Company issued 8,300,000 common shares to Gold Exploration LLC towards the $10,000 payment on the promissory note for the Global Mineral Resources Corporation mining claim acquisition note held by Gold Exploration LLC.  This payment of common stock will reduce the outstanding balance with Gold Exploration LLC to $97,000 effective September 16, 2010.  As of December 31, 2010, $97,000 remained outstanding.

The Company presently uses the Treasurer’s office as the Company’s office.  The Company does not pay any rent to the Treasurer and there are no rental agreements or accrued rent.

NOTE 10 – COMMITMENT AND CONTINGENCIES

The Company entered into a purchase agreement to purchase mining claims with Gold Exploration LLC in the amount of $99,000 on June 1, 2008. The agreement requires the company to make royalty payments equal to 2% of the Net Smelter Returns (NSR) per year. The Company had no Smelter Returns (NSR) for the Three months  ended December 31, 2010 and no royalties were paid.  The agreement does not have any commitment dates of when production is to begin.

The Company presently uses the Treasurer’s office as the company’s office.  The Company does not pay any rent to the Treasurer and there are no rental agreements or accrued rent.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, and have determined that the following events are reasonably likely to impact the financial statements: none

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” and “our” refer to Bonanza Goldfield Corporation, unless the context requires otherwise.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited toprofitability of mineral resources and mineralized material, volatility of future financing plans, our anticipated needs for working capital, market demand, , technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

For the six months ended December 31, 2010 and 2009, we generated no revenue. Our future revenue plan is uncertain and is dependent on our ability to effectively mine our products, generate sales, and obtain contract mining opportunities. There are no assurances of the ability of our company to begin to mine our claim. The cost of mining is cost intensive. Accordingly, it is critical for us to raise appropriate capital to implement our business plan.  We incurred losses of $310,633 and $382,152 for the six months ended December 31, 2010 and 2009 respectively. Our losses since our inception through December 31, 2010 amount to $3,586,849.

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

Critical Accounting Policies

Our company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Basis of Presentation

Our company has produced minimal revenue from its principal business and is an exploration stage company as defined by ASC Topic 26 “Accounting and Reporting by Exploration State Enterprises”.

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

Exploration Stage Enterprise

Our financial statements are prepared pursuant to the provisions of ASC Topic 26 “Accounting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mining interests that will eventually provide sufficient net profits to sustain our existence. Until such interests are engaged in major commercial production, we will continue to prepare our financial statements and related disclosures in accordance with entities in the development stage. Mining companies subject to ASC Topic 26 are required to label their financial statements as an “Exploratory Stage Company,” pursuant to guidance provided by SEC Guide 7 for Mining Companies.

Revenue Recognition

As we  are continuing exploration of our mineral properties, no significant revenues have been earned to date. We recognize revenues at the time of delivery of the product.  Revenue includes sales value received for our principle product, gold, and associated by-product revenues from the sale of by-product metals consisting primarily of gold. Revenue is recognized when title to gold passes to the buyer and when collectibility is reasonably assured. The passing of title to the customer is based on terms of the sales contract. Product pricing is determined at the point revenue is recognized by reference to active and freely traded commodity markets for example, the London Bullion Market, an active and freely traded commodity market, for both gold and silver, in an identical form to the product sold.

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

Cash and Cash Equivalents

We considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2010, cash and cash equivalents include cash on hand and cash in the bank.

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

Our corporate office is located in Phoenix, Arizona and the office is provided free of charge by our Treasurer.

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

Property Evaluations

Our management  will periodically review the net carrying value of its properties on a property-by-property basis. These reviews will consider the net realizable value of each property to determine whether a permanent impairment in value has occurred and the need for any asset write-down. An impairment loss will be recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss will be based on the estimated fair value of the asset if the asset is expected to be held and used.

Although our management will make its best estimate of the factors that affect net realizable value based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimate of net cash flows expected to be generated from its assets, and necessitate asset impairment write-downs.

Reclamation and Remediation Costs (Asset Retirement Obligations)

We  have had no operating properties at December 31, 2010, but our mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, we  accrue costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

 We recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the associated long-lived assets and depreciated over the lives of the assets on a units-of-production basis. Reclamation costs are accreted over the life of the related assets and are adjusted for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate on the underlying obligation.

Mineral property rights

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized. We  review the carrying values of our mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of December 31, 2010, management has determined that no impairment loss is required.

At such time as commercial production may commence, depletion of each mining property will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base. In cases where there are no proven or probable reserves, depletion will be provided on the straight-line basis over the expected economic life of the mine.

Asset retirement obligations

Our management plans to recognize liabilities for statutory, contractual or legal obligations, including those associated with the reclamation of mineral and mining properties and any plant and equipment, when those obligations result from the acquisition, construction, development or normal operation of the assets. Initially, a liability for an asset retirement obligation will be recognized at its fair value in the period in which it is incurred. Upon initial recognition of the liability, the corresponding asset retirement cost will be added to the carrying amount of the related asset and the cost will be amortized as an expense over the economic life of the asset using either the unit-of-production method or the straight-line method, as appropriate. Following the initial recognition of the asset retirement obligation, the carrying amount of the liability will be increased for the passage of time and adjusted for changes to the amount or timing of the underlying cash flows needed to settle the obligation.

We have  posted reclamation bonds with the State of Arizona Reclamation Bond Pool for its properties as required by the United States Bureau of Land Management, to secure potential clean-up and land restoration costs if the projects were to be abandoned or closed. We  recorded the cost of these bonds as an asset in the accompanying balance sheets.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management has determined that there is an impairment loss is required for $207,080 the purchase of the mining claim in August of 2010.

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

We  adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  Our management considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2010, we  did not record any liabilities for uncertain tax positions.

Concentration of Credit Risk

We  maintain our operating cash balances in banks in Phoenix, Arizona. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000 until December 31, 2010

Share-Based Compensation

We  apply Topic 718 “Share-Based Payments” (“Topic 718”) to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized when the event occurs.  The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for our company is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.  At December 31, 2010, the common stock equivalents consisted of 250,000 options and no common stock warrants.

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

ITEM 4.  CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2010.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Our principal executive officer and our principal financial officer  are required to base their assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO).  The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report.  Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base their assessment.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended December 31, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has net losses for the period from inception (March 6, 2008) to December 31, 2010 of $3,586,849.  The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

We were incorporated in March 6, 2008 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $3,586,849 from inception to December 31, 2010. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

On August 7, 2010 the Company purchased 160 acre placer mining claim from Global Mineral Resources Corporation.  The terms are as follows:

1.  The Company was obligated to transfer 41,700,000 restricted common shares valued at $100,080 at .0024.  This transfer took place in September 2010 and was a completed transaction.

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

On July 29, 2010 the Company issued 8,300,000 common shares to Gold Exploration LLC towards the $10,000 payment on the promissory note for the Global Mineral Resources Corporation mining claim acquisition note held by Gold Exploration LLC.  This payment of common stock will reduce the outstanding balance with Gold Exploration LLC to $97,000 effective September 16, 2010. As of December 31, 2010, $97,000 remained outstanding.

On December 9, 2010, the promissory note to Venture Capital International, Inc. dated March 30, 2009 was assigned to Tucker Financial and the Company issued 5,040,000 shares for the sale of debt.  As of December 31, 2010 and June 30, 2010 the Company had a balance due to Venture Capital International, Inc related to this promissory note in the amount of $0 and $12,732 respectively.

On December 9, 2010, the promissory note  to Venture Capital International, Inc. dated May 7, 2009 was assigned to Tucker Financial and the Company issued 6,960,000 shares for the sale of debt.  As of December 31, 2010 and June 30, 2010 the Company had a balance due to Venture Capital International, Inc. related to this promissory notes in the amount of $0 and $30,680 respectively. On December 30, 2010 this debt was converted and with the issuance of 12,000,000 million common shares to Tucker Financial and generated a Beneficial Conversion Feature of $170,677 which was expensed to interest expense and an adjustment to Additional Paid in Capital.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended December 31, 2010.

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form except as follows:

As of December 16, 2010, David Janney was appointed as Chief Financial Officer.

David Janney.  Since April 2010, Mr. Janney was President and Secretary of Global Mineral Resource Corporation.  Since January 2005, Mr. Janney founded and remains the owner of Telecable Las Terrenas, CxA a leading fiber optic cable communications provider in the Caribbean.  Since January 2010, Mr. Janney has served as a member of the board of directors for Henry Haas Mining Management, LLC. From January 1987, through February 2010, Mr. Janney has served as a member of the board of directors for Gregorie Neck Timber Corporation, LLC.  From February 2003, through February 2008, Mr. Janney has served as a member of the board of directors for  Dayton Hydraulic Corporation. Mr. Janney has a BA degree from Trinity College in cultural anthropology and economics and an MBA from the University of Phoenix.

ITEM 6.  EXHIBITS

Exhibits	Description

3.1	Articles of Incorporation(1)

3.2	Bylaws (1)

10.1	Agreement with Gold Explorations, LLC and Bonanza Goldfields, Corp., dated July 1, 2009.(2)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act(3)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (3)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act(3)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act(3)

(1)	Incorporated by reference to the Company’s filing on Form S1/A, as filed with the Securities and Exchange Commission on September 11, 2008.

(2)	Incorporated by reference to the Company’s filing on 10-Q September 30, 2009 with the Securities and Exchange Commission on November 14, 2009.

(3)	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	Bonanza Goldfields Corp.

Date: February 14, 2011	By:	/s/ David Janney
David Janney
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)