Form 10-Q
period 2011-05-24
Bonanza Goldfield Corp.
filed 2011-05-24
CIK 1439264

U.S. Securities and Exchange Commission
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

(Mark One)
☒Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly ended March 31, 2011

☐ Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act
For the transition period from N/A through N/A
____________________

Commission File No. 000-53612
____________________
Bonanza Goldfields Corp.
(Name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-2723015 (I.R.S. Employer Identification No.)

736 East Braeburn Drive, Phoenix, AZ 85022 (Address of principal executive offices) (Zip Code)

(800) 971-2669 (Registrant's telephone number, including area code)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer large accelerated filer” and “Smaller reporting company” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non–Accelerated filer  ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes     No  ☒

Transitional Small Business Disclosure Format (check one): Yes  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 10, 2011
Common stock, $0.0001 par value	269,057,644

BONANZA GOLDFIELDS CORP.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2011 AND 2010

PART I

CERTIFICATIONS

Exhibit 31 – Management certification
Exhibit 32 – Sarbanes-Oxley Act

PART I – FINANCIAL INFORMATION

Item1.  Interim Financial Statements and Notes to Interim Financial Statements

General

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 2010.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three and nine months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ending June 30, 2011.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)

ASSETS:	March 31,	June 30,
	2011	2010

CURRENT ASSETS
Cash	$-	$261
Total current assets	-	261

Mining Claim	250,000	-
TOTAL ASSETS	$250,000	$261

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$37,934	$30,880
Accounts payable - related party	22,050	-
Accrued interest	16,227	5,303
Accrued expenses	62,782	-
Current portion of Notes payable	418,299	220,699
Total current liabilities	557,292	256,882
Long-term portion of Notes payable	97,000	-
TOTAL LIABILITIES	654,292	256,882

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value, 20,000,000 shares authorized;
there were no issued and outstanding as of
March 31, 2011 and June 30, 2010, respectively	-	-
Common stock, $.0001 par value, 500,000,000 shares authorized;
194,930,138 and 71,930,138 issued and outstanding as of
March 31, 2011 and June 30, 2010, respectively	19,493	7,193
Additional paid-in capital	3,987,882	2,841,725
Accumulated deficit	(4,411,667)	(3,105,539)
Total stockholders' deficit	(404,292)	(256,621)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$250,000	$261

The accompanying notes are an integral part of these condensed financial statements.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the Period
	March 31,		March 31,		from March 6, 2008
					(inception) through
	2011	2010	2011	2010	March 31, 2011

Revenue	$-	$-	$-	$-	$-
Total	-	-	-	-	-

OPERATING EXPENSES:
General and administrative	164,043	12,264	216,993	47,119	547,877
Exploration expense	37,440	39,500	37,440	78,253	113,696

Total operating expenses	201,483	51,764	254,433	125,372	661,573

OTHER (INCOME) AND EXPENSES:
Impairment of assets	-	-	207,080	-	306,080
Interest expense	6,463	178,818	257,938	487,363	2,857,338
Loss on Conversion of Debt	426,000		586,676		586,676
Total other expense	(432,463)	(178,818)	(1,051,694)	(487,363)	(3,750,094)

NET LOSS	$(633,946)	$(230,582)	$(1,306,127)	$(612,735)	$(4,411,667)

NET LOSS PER SHARE:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average basic and diluted	165,745,355	68,833,766	130,867,229	61,888,947

The accompanying notes are an integral part of these condensed financial statements.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)

STATEMENT OF CASHFLOWS
(Unaudited)

	For the Nine Months Ended		For the Period
	March 31,		from March 6, 2008
			(inception) through
	2011	2010	March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,306,127)	$(612,735)	$(4,411,667)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Impairment of assets	207,080	-	306,080
Options issued	-	-	2,500
Loss on common stock conversion	586,756		586,756
Common stock issued for compensation	89,000	-	158,979
Beneficial conversion feature	243,677	-	2,318,504
Option valuation	-	-	59,399
Changes in assets and liabilities:			-
Accounts payable	7,054	10,580	37,934
Accounts payable Related Party	22,050	-	22,050
Accrued expenses	62,782	9,952	57,786
Accrued Interest	14,167	-	14,167

Net cash used by operating activities	(73,561)	(592,203)	(847,512)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Intangible Asset	-	-	(99,000)
Net cash used in investing activities	-	-	(99,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	-	(30,025)	(57,500)
Proceeds from notes payable	23,300	130,500	280,800
Contributed Capital	50,000	-	50,000
Conversion of notes payables	-	491,578	60,452
Stock issued for interest expesnes on debt	-		496,760
Proceeds from convertible debentures	-	-	31,000
Proceeds from the issuance of common stock	-	-	85,000
Net cash provided by financing activities	73,300	592,053	946,512

INCREASE IN CASH	(261)	(150)	-
CASH, BEGINNING OF YEAR	261	296	-
CASH, END OF YEAR	$-	$146	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$257,938	$487,363
Taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature	$243,677	$-
Debt and accrued interest converted to common stock	$88,944	$-
Debt issued for mining claims	$357,000	$-
Stock issued for mining claims	$100,080	$-
Stock issued for collateral	$1,000	$-

The accompanying notes are an integral part of these condensed financial statements.

BONANZA GOLDFIELDS CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS
ENDED MARCH 31, 2011 AND 2010

NOTE 1 - BUSINESS AND NATURE OF OPERATIONS

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has a working deficit and has not generated revenues since March 6, 2008 (inception). During the  nine months ended in March 31, 2011, the Company has net losses $1,306,127, for the nine months ended March 31, 2011 and at March 31, 2010 has an accumulated deficit of $4,411,667.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is planning to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Basis of Presentation

The Company has produced no revenue from its principal business and is an exploration stage company.

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

Mineral Properties

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized.

The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of March 31, 2011, management has determined that there is an impairment loss required for $207,080 the purchase of the mining claim in August of 2010.

At such time as commercial production may commence, depletion of each mining property will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base. In cases where there are no proven or probable reserves, depletion will be provided on the straight-line basis over the expected economic life of the mine.

The Company had no operating properties at March 31, 2011, but the Company’s mineral properties will be subject to standards for mine reclamation that is established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2011, the Company did not record any liabilities for uncertain tax positions.

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

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued liabilities, related party payable and notes payable approximate fair value due to their most maturities.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation for comparative purposes.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - EQUITY,

On August 7, 2010 the Company purchased 160 acre placer mining claim from Global Mineral Resources Corporation.  The terms are as follows:

1.	The Company was obligated to transfer 41,700,000 restricted common shares valued at $100,080 at $.0024 per share. This transfer took place in September 2010.
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

On July 29, 2010 the Company issued 8,300,000 common shares to Gold Exploration LLC towards the $10,000 payment on the promissory note for the Global Mineral Resources Corporation mining claim acquisition note held by Gold Exploration LLC.  This payment of common stock will reduce the outstanding balance with Gold Exploration LLC to $97,000 effective September 16, 2010.  As of March 31, 2011, $97,000 remained outstanding.

On December 9, 2010, the Company granted 12,000,000 common shares valued at $71,200 based on their fair value quoted market price on the date of grant to Tucker Financial in satisfaction of outstanding debt.

On January 18, 2010, the Company granted 12,000,000 common shares valued at $71,200 based on their fair value quoted market price on the date of grant to Stock Loan Solutions in satisfaction of outstanding debt.

On February 14, 2010, the Company granted 12,000,000 common shares valued at $71,200 based on their fair value quoted market price on the date of grant to Tucker Financial in satisfaction of outstanding debt.

On February 18, 2010, the Company granted 17,000,000 common shares valued at $239,700 based on their fair value quoted market price on the date of grant to Tucker Financial and Pop Holding Ltd in satisfaction of outstanding debt.

In February and March 2011, the Company granted 20,000,000 common shares valued at $89,000, based on the fair value using quoted market prices on the date of grant to for consulting services rendered.

NOTE 4 – NOTES PAYABLE

The Company had the following notes payable outstanding as of March 31, 2011 and June 30, 2010:

	March 31, 2011	June 30, 2010

Gold Exploration LLC	$52,699	$52,699
Dated - June 1, 2008

Venture Capital International	-	12,000
Dated – March 30, 2009

Venture Capital International	-	17,000
Dated - May 7, 2009

Advantage Systems Enterprises Limited	8,300	17,000
Dated – July 3, 2009

Advantage Systems Enterprises Limited	10,000	10,000
Dated – August 7, 2009

Venture Capital International	10,000	10,000
Dated – October 15, 2009

Advantage Systems Enterprises Limited	25,000	25,000
Dated – November 9, 2009

Venture Capital International	7,000	7,000
Dated – October 27,2009

Venture Capital International	5,000	5,000
Dated – November 23, 2009

Pop Holdings, Inc.	-	38,000
Dated – March 15, 2010

Strategic Relations Consulting, Inc.	15,000	15,000
Dated – March 15, 2010

Summit Technology Corporation, Inc.	12,000	12,000
Dated May 3, 2010

Summit Technology Corporation, Inc.	10,500	-
Dated July 5, 2010

Summit Technology Corporation, Inc.	1,600	-
Dated August 30, 2010

Summit Technology Corporation, Inc.	4,200	-
Dated September 28, 2010

Gold Exploration LLC	97,000	-
Dated – July 29, 2010

Summit Technology Corporation, Inc.	7,000	-
Dated November 22, 2010

Freedom Boat, LLC	250,000	-
Dated February 11, 2011

Total Notes and convertible debentures payable	$515,299	$220,699
Less current portion of long term debt	418,299	(220,699)
Long term debt	$97,000	$-

The Company entered into a purchase agreement to purchase mining claims with Gold Exploration LLC in the amount of $99,000 on June 1, 2008. The Company paid $15,000 and agreed to a note payable in the amount of $84,000 for the remaining balance. The note has an interest rate of 12% per annum. Consistent with the provisions of the agreements an amount of $7,000 is paid each 90 days until the full principle balance plus accrued interest is paid off. As of March 31, 2011 and June 30, 2010 the Company had a balance due to Gold Exploration LLC in the amount of $52,699 and $52,699, respectively.  This Note is presently in default.

The Company entered into a demand promissory note with Venture Capital International, Inc. on March 30, 2009 in the amount of $12,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  On December 9, 2010 the promissory note was assigned to Tucker Financial and the company issued 5,040,000 shares for the sale of debt.  As of March 31, 2011 and June 30, 2010 the Company had a balance due to Venture Capital International, Inc related to this promissory note in the amount of $0 and $12,000 respectively.

The Company entered into a demand promissory note with Venture Capital International, Inc. on May 7, 2009 in the amount of $17,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  On December 9, 2010 the promissory note was assigned to Tucker Financial and the company issued 6,960,000 shares for the sale of debt.  As of March 31, 2011 and June 30, 2010 the Company had a balance due to Venture Capital International, Inc. related to this promissory note in the amount of $0 and $17,000 respectively.

The Company entered into a demand promissory note with Advantage Systems Enterprise Limited on July 3, 2009 in the amount of $17,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.    The note is callable by the holder and has an interest rate of 5%.  As of March 31, 2011 and June 30, 2010, the Company had a balance due to Advantage Systems Enterprise Limited related to this promissory note in the amount of $8,300 and $17,000, respectively.

The Company entered into a demand promissory note with Advantage Systems Enterprises Limited on August 7, 2009 in the amount of $10,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.    The note is callable by the holder and has an interest rate of 5%.  As of March 31, 2011 and June 30, 2010, the Company had a balance due to Advantage Systems Enterprise Limited, Inc. related to this promissory note in the amount of $10,000 and $10,000, respectively.
.
The Company entered into a demand promissory note with Venture Capital International on October 15, 2009 in the amount of $10,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of March 31, 2011 and June 30, 2010, the Company had a balance due to with Venture Capital International related to this promissory note in the amount of $10,000 and $10,000, respectively.

The Company entered into a demand promissory note with Advantage Systems Enterprise Limited on November 9, 2009 in the amount of $25,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.    The note is callable by the holder and has an interest rate of 5%.  As of March 31, 2011 and June 30, 2010, the Company had a balance due to Advantage Systems Enterprise Limited related to this promissory note in the amount of $25,000 and $25,000, respectively.

The Company entered into a demand promissory note with Venture Capital International on October 27, 2009 in the amount of $7,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of March 31, 2011 and June 30, 2010, the Company had a balance due to with Venture Capital International related to this promissory note in the amount of $7,000 and $7,000, respectively.

The Company entered into a demand promissory note with Venture Capital International on November 23, 2009 in the amount of $5,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of March 31, 2011 and June 30, 2010, the Company had a balance due to with Venture Capital International related to this promissory note in the amount of $5,000 and $5,000, respectively.

The Company entered into a demand promissory note with Pop Holdings, Inc. on March 15, 2010 in the amount of $38,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of March 31, 2011 and June 30, 2010, the Company had a balance due to with Pop Holdings, Inc. related to this promissory note in the amount of $0.00 and $38,000, respectively.

The Company entered into a demand promissory note with Strategic Relations Consulting, Inc. on March 15, 2010 in the amount of $15,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of March 31, 2011 and June 30, 2010, the Company had a balance due to with Strategic Relations Consulting, Inc. related to this promissory note in the amount of $15,000 and $15,000, respectively..

The Company entered into a demand promissory note with Summit Technologies Corporation, Inc. on May 3, 2010 in the amount of $12,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of March 31, 2011 and June 30, 2010, the Company had a balance due to with Strategic Relations Consulting, Inc. related to this promissory note in the amount of $12,000 and $12,000, respectively.

The Company entered into a demand promissory note with Summit Technologies Corporation, Inc. on July 5, 2010 in the amount of $10,500.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of March 31, 2011 and June 30, 2010, the Company had a balance due to with Strategic Relations Consulting, Inc. related to this promissory note in the amount of $10,500 and $0, respectively.

The Company entered into a demand promissory note with Summit Technologies Corporation, Inc. on August 30, 2010 in the amount of $1,600.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of March 31, 2011 and June 30, 2010, the Company had a balance due to with Strategic Relations Consulting, Inc. related to this promissory note in the amount of $1,600 and $0, respectively.

The Company entered into a demand promissory note with Summit Technologies Corporation, Inc. on September 28, 2010 in the amount of $4,200.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of March 31, 2011 and June 30, 2010, the Company had a balance due to with Strategic Relations Consulting, Inc. related to this promissory note in the amount of $4,200 and $0, respectively.

The Company entered into a demand promissory note with Summit Technologies Corporation, Inc. on November 22, 2010 in the amount of $7,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of March 31, 2011 and June 30, 2010, the Company had a balance due to with Strategic Relations Consulting, Inc. related to this promissory note in the amount of $7,000 and $0, respectively.

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

3.
On July 29, 2010 the Company issued 8,300,000 common shares to Gold Exploration LLC towards the $10,000 payment on the promissory note for the Global Mineral Resources Corporation mining claim acquisition note held by Gold Exploration LLC.  This payment of common stock will reduce the outstanding balance with Gold Exploration LLC to $97,000 effective September 16, 2010.  As of March 31, 2011 and June 30, 2010, the remaining balance was $97,000 and $0, respectively.

On February 9, 2011, we executed an asset purchase agreement with Judgetown, LLC, a limited liability company hereby  pursuant to the terms and  conditions of that  Agreement, we acquired  right, title, and interest in and to a property known as the Hull Lode Claim MS3523, 10 N 6W sections 15 and 10, a 20.66 acre patented mineral claim.  As consideration, Judgetown, LLC was provided with a  promissory note for $250,000, plus 12% interest, payable in increments commencing July 5, 2011 with a final balloon payment of interest and principal $260,000 to be made on or before  through February 7, 2012 and a right to royalties under certain conditions. The payments are secured with collateral consisting of the claim, the West Acre Hull tract, property held by David Janney and 4,100,000 common shares of our company.  As of March 31, 2011 and June 30, 2010, the remaining balance owed was $250,000 and $0, respectively.

NOTE 5 – COMMITMENT AND CONTINGENCIES

The Company entered into a purchase agreement to purchase mining claims with Gold Exploration LLC in the amount of $99,000 and $207,080 on June 1, 2008 and August 7, 2010 respectively. The Company also entered into a purchase agreement to purchase mining claims with Judgetown LLC in the amount of $250,000 on February 9, 2011. All these agreements require the company to make royalty payments equal to 2% of the Net Smelter Returns (NSR) per year. The Company had no Smelter Returns (NSR) for the Three months ended March 31, 2011 and no royalties were paid.  The agreement does not have any commitment dates of when production is to begin.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with the Subsequent Events Topic of the FASB ASC 855, we have evaluated subsequent events, and have determined that the following events are reasonably likely to impact the financial statements:

On April 8, 2011 the Company entered into a promissory note with Asher Enterprise in the amount of $53,000, The Company also reserved 53,127,506 common shares to fulfill the convertible feature. The promissory note is due on October 8, 2011 at an 8% inerest rate and converts at a floor fixed rate of $.00009.

On April 18, 2011 the Company converted notes payables and issued 21,000,000 common shares upon the conversions.

* * * * * * * * * * *

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” and “our” refer to Bonanza Goldfield Corporation, unless the context requires otherwise.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to profitability of mineral resources and mineralized material, volatility of future financing plans, our anticipated needs for working capital, market demand, , technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

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

For the nine months ended March 31, 2011 and 2010, we generated no revenue. Our future revenue plan is uncertain and is dependent on our ability to effectively mine our products, generate sales, and obtain contract mining opportunities. There are no assurances of the ability of our company to begin to mine our claim. The cost of mining is cost intensive. Accordingly, it is critical for us to raise appropriate capital to implement our business plan.  We incurred losses of $1,306,127 and $612,735 for the nine months ended March 31, 2011 and 2010 respectively. Our losses since our inception through March 31, 2011 amount to $4,411,667.

Our general and administrative expenses for the three months ended March 31, 2011 were $164,043 as compared to $12,264 for 2010 in contrast to our nine months ended March 31, 2011 were $216,993 as compared to $47,119 for 2010.  The increase in general and administrative expenses was due to additions to our management team and the hiring of consultants in connection with a planned acquisition, as well as in anticipation of future acquisitions.  We pay our employees and consultants largely in common shares as our cash availability is currently limited.

Our exploration expenses for the three months ended March 31, 2011 were $37,440 as compared to $39,500 for 2010 in contrast to our nine months ended March 31, 2011 were $37,440 as compared to $78,253 for 2010.  The decrease in exploration expenses was due to change of management at the end of 2010 where prior management was not actively pursuing exploration activities.  However current management is actively pursuing exploration activity and anticipates positive results for the shareholders.

Our loss on the conversion of debt was 426,000.  This loss was directly related to debt that was converted and difference in the trading price the price of conversion.

Liquidity and Capital Resources

There is no historical financial information about us on which to base an evaluation of our performance. We are an exploration stage company and have not generated revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our property, and possible cost overruns due to increases in the cost of services. To become profitable and competitive, we must conduct the exploration of our properties before we start into production of any minerals we may find

We believe we will have to rely on public and private equity and debt financings to fund our liquidity requirements over the intermediate term. We may be unable to obtain any additional financings on terms favorable to us, or obtain additional funding at all. If adequate funds are not available on acceptable terms, and if cash and cash equivalents together with any income generated from operations fall short of our liquidity requirements, we may be unable to sustain operations. Continued negative cash flows could create substantial doubt regarding our ability to fully implement our business plan and could render us unable to expand our operations, successfully promote our brand, develop our products, respond to competitive pressures, or take advantage of acquisition opportunities, any of which may have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payments of dividends.

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

ITEM 4.  CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31, 2011.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2011.

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended March 31, 2011, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A - RISKS FACTORS

Not required for smaller reporting companies.

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

On August 7, 2010 the Company purchased 160 acre placer mining claim from Global Mineral Resources Corporation.  The terms are as follows:

1.	The Company was obligated to transfer 41,700,000 restricted common shares valued at $100,080 at $.0024 per share. This transfer took place in September 2010.
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

On July 29, 2010 the Company issued 8,300,000 common shares to Gold Exploration LLC towards the $10,000 payment on the promissory note for the Global Mineral Resources Corporation mining claim acquisition note held by Gold Exploration LLC.  This payment of common stock will reduce the outstanding balance with Gold Exploration LLC to $97,000 effective September 16, 2010.  As of March 31, 2011, $97,000 remained outstanding.

On December 9, 2010, the Company granted 12,000,000 common shares valued at $71,200 based on their fair value quoted market price on the date of grant to Tucker Financial in satisfaction of outstanding debt.

On January 18, 2010, the Company granted 12,000,000 common shares valued at $71,200 based on their fair value quoted market price on the date of grant to Stock Loan Solutions in satisfaction of outstanding debt.

On February 14, 2010, the Company granted 12,000,000 common shares valued at $71,200 based on their fair value quoted market price on the date of grant to Tucker Financial in satisfaction of outstanding debt.

On February 18, 2010, the Company granted 17,000,000 common shares valued at $239,700 based on their fair value quoted market price on the date of grant to Tucker Financial and Pop Holding Ltd in satisfaction of outstanding debt.

In February and March 2011, the Company granted 20,000,000 common shares valued at $89,000, based on the fair value using quoted market prices on the date of grant to for consulting services rendered.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company entered into a purchase agreement to purchase mining claims with Gold Exploration LLC in the amount of $99,000 on June 1, 2008. This Note is presently in default.  (See, Notes Payable Note 4).

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

ITEM 6.  EXHIBITS

3.1	Articles of Incorporation(1)
3.2	Bylaws (1)
10.1	Agreement with Gold Explorations, LLC and Bonanza Goldfields, Corp., dated July 1, 2009.(2)
10.2	Asset Purchase Agreement by and between to Bonanza Goldfields Corporation and Judgetown, LLC, dated February 9, 2011 (3).
10.3	Security Agreement by and between to Bonanza Goldfields Corporation and Judgetown, LLC, dated February 9, 2011(3)
10.4	NTR Metals Refining Statement, dated April 29, 2011; Lot 541591(4)
10.5	NTR Metals Refining Statement, dated April 29, 2011; Lot 541589(4)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act(3)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (3)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act(3)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act(3)

(1)	Incorporated by reference to the Company’s filing on Form S1/A, as filed with the Securities and Exchange Commission on September 11, 2008.
(2)	Incorporated by reference to the Company’s filing on 10-Q September 30, 2009 with the Securities and Exchange Commission on November 14, 2009.
(3)	Incorporated by reference to the Company’s filing on Form 8-K with the Securities and Exchange Commission on February 18, 2011.
(4)	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Registrant Date: May 24, 2011	Bonanza Goldfields Corp. By: /s/ David Janney
David Janney
Chairman, Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)