Form 10-K
period 2011-06-30
Bonanza Goldfield Corp.
filed 2011-12-30
CIK 1439264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2011

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission File Number:  000-53612

Bonanza Goldfields Corporation
(Name of small business issuer as specified in its charter)

Nevada	26-2723015
State of Incorporation	IRS Employer Identification No.

2415 East Camelback Road, Suite 700, Phoenix, AZ  85016
 (Address of principal executive offices)

928-251-4044
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: As at December 5, 2011, there were 307,257,916 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

Documents Incorporated By Reference -None

Bonanza Goldfields Corporation
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEARS ENDED JUNE 30, 2011 and 2010

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

PART I

As used in this annual report, “we”, “us”, “our”, “Bonanza”, “Company” or “our Company” refers to Bonanza Goldfields Corporation and all of its subsidiaries.

ITEM 1.  BUSINESS

Overview

We are an exploration stage company engaged in the acquisition and exploration of gold mineral properties, directly or with a joint venture partner in North America.  Our exploration target is to find exploitable minerals on our properties. Our success depends on achieving that target. There is the likelihood of our mineral claims containing little or no economic mineralization or reserves of gold and other minerals. There is the possibility that our claims do not contain any reserves and funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit, we will be required to expend substantial funds to bring our claims to production. We are unable to assure you we will be able to raise the additional funds necessary to implement any future exploration or extraction program even if mineralization is found.

It is our objective to identify mineral prospect properties of merit, conduct preliminary exploration work, and if results are positive, to “prove up” mineral resources ultimately providing a strategic supply line to mid-tier mining companies in a world where we believe capital is transitioning  to the safety of gold.  Our management contends that this business model is timely in a world of financial and currency instability with escalating mineral demand.

Our areas of exploration are in geopolitically stable North American areas.  Our three exploration stage projects are located in Arizona and Colorado, of which management believes have near-surface gold mineralization. Although Bonanza has interest in Red Mountain, Colorado and the Black Rock Basin, Arizona projects, management continues to focus all efforts on the flagship Tarantula Project, Congress, Arizona.

Bonanza Goldfields’ flagship Tarantula Project consists of 38 lode claims covering 600 acres of patented, private property claims and BLM claims in the Date Creek Mountains, Arizona consisting of both alluvial and mineralized quartz deposits.  A Preliminary Geological Survey of the claims and the immediate region is now completed of the Tarantula Project , prepared by Auric Resources International, Inc. of Wickenburg, Arizona. Shareholders can access the report at Bonanza Goldfields' official website: www.bonanzagoldfields.com.

Highlights from the report include:

●
The large land package with widespread areas of anomalous gold values; proximity to the Congress Mine; large iron oxide rich quartz veins which exhibit mineralogic and structural similarities to the Congress, Niagara, Queen of the Hills, Golden Wave and other mineralized, economic vein systems in the area; and the presence of placer gold in widespread gravels indicates that the Tarantula Property may host a large, potentially economic gold deposit and undoubtedly represents an excellent exploration target with potential for both placer and lode gold production from auriferous placers and veins.

●
Although some preliminary testing has been done on portions of the property, the majority of the land package has virgin placer gravels and large quartz veins that have never been explored or tested. The geologic setting of the property is favorable for the concentration of placer gold in the local gravels that occur in drainage channels and elevated benches and for lode gold that occurs within the early Proterozoic granitic rocks as auriferous quartz fissure veins with locally abundant sulfides and iron oxides.

●
Auriferous quartz and quartz-sulfide veins occur on the Tarantula Property and many exhibit the same characteristics as those in the Congress Mine and other mines in the area. These veins ranged up to several feet in width and have strike lengths ranging from hundreds to thousands of feet.

Prior to commencing the survey, extensive samplings were analyzed locally at multiple depths demonstrating the potential for high grade gold findings throughout the property.  Modern access for heavy equipment is already in place via Bonanza’s privately constructed roads, and rail is localized.  The claims are directly adjacent to the world famous historic Congress Mine, Arizona. The Congress Mine operated between 1887 and 1959 producing, according to managements understanding, about 400,000 ounces of lode gold.  Unique features appear ubiquitous throughout the immediate area, including greenstone dike extensions, placer gravel deposits, and vestiges of numerous pre-historic waterfalls.  Additionally, lode gold possibilities exist due to the extensions of schist and mineralized quartz veins in the immediate area of the Congress Mine. Bonanza management believes the alluvial deposits originate from two ancient rivers that flowed in opposing directions during separate geological periods.

We expanded our flagship Tarantula Project with the acquisition of the Piedmont Mine, gold and silver mine in operation until 1940. The Piedmont Mine has been deemed by the Bonanza geological team a highly prospective addition to the Tarantula Project. The acquisition expands the Tarantula Project to 38 lode mining claims covering over 600 acres of contiguous property directly adjacent to the historic Congress Mine which produced over 400,000 ounces of lode gold between 1887 and 1959.b

The Black Rock Basin (BRB) Project claim group is currently comprised of 320 acres on BLM (“Bureau of Land Management”) ground in the southern part of the Vulture Mining District, Maricopa County, Arizona in the northeastern Belmont Mountains. The property is located along a twelve mile northwest mineralized trend where several gold and copper mines previously operated. Bulk sampling during Bonanza's reconnaissance reveals promising higher level gold values over six large target zones. Approximately 400 soil samples were taken on a surveyed grid. These samples were sent to Chemex Labs in Reno, Nevada and analyzed for 32 elements including gold, silver, copper, lead & zinc. The results obtained from this work indicate a minimum of six gold anomalies within the claim boundaries. Over ten bulk samples returned gold values in excess of 3400 ppb (0.10+ oz/ton), including 2% copper, 20% lead, 15% zinc and up to 7 ounces of silver per ton. Property within the BRB Project experienced minor prospecting during the early 1900's through numerous small prospect pits, shallow shafts, adits, and small tunnels. There is no formal record of production on the BRB property. The property is located approximately 80 miles west of Phoenix and 25 miles southwest of Wickenburg, Arizona, and is accessible year round. The BRB Project is situated within the lower hills and flats of the northern Belmont Mountain Range with elevations from 1900 feet to 2500 feet.

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

Employees

As of fiscal year end June 30, 2011, the Company had 1 employee.

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

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report on Form 10-K, or the Company’s other filings with the Securities and Exchange Commission (the "SEC"). If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment. Additionally, if other risks not presently known to us, or that we do not currently believe to be significant, occur or become significant, our financial condition and results of operations could suffer and the trading price of our common stock could decline.

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

Because the probability of an individual prospect ever having reserves economically recoverable is extremely remote, any funds spent on exploration will probably be lost.

The probability of an individual prospect ever having economically recoverable reserves is extremely remote. In all probability, our properties do contain reserves. As such, any funds spent on exploration will probably be lost, our Company and its business operations could be adversely impacted and there would be a material adverse impact on our Company’s business, results of operations and financial condition.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities.

We were incorporated in March 6, 2008 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $5,515,499 from inception to June 30, 2011. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Because we will have to spend additional funds to determine if we have economically recoverable reserves, if we can't raise sufficient funds, we will have to cease operations.

Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve. If we do not have a commercially viable mineral reserve, it would have a material adverse impact on our Company’s business, results of operations and financial condition.

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

Climate change as a result of emissions of greenhouse gases is a significant topic of discussion and may generate government regulatory responses in the near future.  It is impracticable to predict with any certainty the impact of climate change on our business or the regulatory responses to it, although we recognize that they could be significant.  However, it is too soon for us to predict with any certainty the ultimate impact, either directionally or quantitatively, of climate change and related regulatory responses.

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

II.  Risks Associated with Our Current Stage of Business

Because We Are Quoted On The OTC Pinksheets Instead Of An Exchange Or National Quotation System, Our Investors May Have A Tougher Time Selling Their Stock Or Experience Negative Volatility On The Market Price Of Our Stock.

 Our common stock is traded on the Pinksheets.  The Pinksheets is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the Pinksheets as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, may have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

As a public company we are subject to complex legal and accounting requirements that will require us to incur significant expenses and will expose us to risk of non-compliance.

As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies.  The cost of compliance with many of these requirements is material, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company.  Our relative inexperience with these requirements may increase the cost of compliance and may also increase the risk that we will fail to comply.  Failure to comply with these requirements can have numerous adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence, delisting of our securities and/or governmental or private actions against us.  We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage vis-à-vis our privately held and larger public competitors.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) could have a material adverse effect on our business & operating results.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures.

If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common shares.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting. In connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB.  A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

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

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements.  Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls.  Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common shares.

In October of 2011, on the eve of the completion of the audit and the current filing of our Annual report on Form 10-K, new (current) management learned that the prior CEO/CFO failed to have entity level controls, lacked segregation of duties, among many other internal control deficiencies.  The prior CEO/CFO concealed these matters from the professional advisors until those advisors pressured Mr. Janney for additional documentation in which Mr. Janney admitted and New Management has learned information that is reported herein in Item 3, Item 9, and the Notes 3 and 8 of the financial statements. As discussed above, the possibility that the prior management did not properly implement and maintain adequate controls over our financial process and reporting during Mr. Janney’s tenure may have resulted in the alleged actions taken by Mr. Janney and may have had an adverse effect of the Company’s business and on the market for the Company’s shares. Upon discovering a possible material weakness resulted in the current management taking remedial action to rectify the possible deficiency (see Item 9 herein).

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated there under, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES.

As of fiscal year end June 30, 2011, the Company operates as a company headquartered in Phoenix, Arizona.  We operate our corporate headquarters out of 2415 East Camelback Road, Suite 700, Phoenix, AZ  85016.
The Company pays rent of $158 per month for a virtual office space.  During 2011 the Company used the Treasurer’s office as the Company’s corporate headquarters at no cost to the company.  The company has three mining claims, the Red Mountain-Osiris Gold JV Claims, Tarantula Claims, and the Black Rock Basin Claims (See, Note 3 Mining Claims).

ITEM 3.  LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect except the following matters.

In October 2011, on the eve of the completion of the audit and the current filing of our Annual Report on Form 10-K new management learned that the prior CEO/CFO failed to have entity level controls, lacked segregation of duties, among many other internal control deficiencies.  The Company believes that the prior CEO/CFO concealed these matters from the professional advisors until those advisors requested David Janney for additional documentation in which Mr. Janney acknowledged the following to new management and independent legal counsel:

1.
The Company was informed that the prior CEO/CFO, created a series of promissory notes, such form of notes being provided by a lawyer named John Thomas, Esq.  These promissory notes and documentation provided a signed assignment of two promissory notes with Venture Capital, Inc. a group from Switzerland.  Over time, including discussions with the prior CEO/CFO, new management was able to directly contact a representative of Venture Capital who claims that its signatures on the notes and the later conversions to equity were forged. The alleged improper assignment orchestrated the issuance of converted  allegedly improperly transferred debt for the following numbers of shares:

a)
December 9, 2010: Tucker Financial Services, Inc. received 12,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

b)
January 24, 2011; Tucker Financial Services, Inc. received 12,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

c)
February 16, 2011: Stock Loan Solutions received 12,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

d)
February 22, 2011:  Nicolas Sprung of Tucker Financial Services, Inc. received 12,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

e)
April 18, 2011: Euroline Clearing Corporation received 7,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

f)
April 18, 2011:   Enavest International S.A., received 7,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

g)
April 18, 2011: Vanilla Sky, S.A. received 7,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

h)
June 28, 2011: Scott Geisler received 17,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although Mr. Geisler had no knowledge of the documentation provided by John Thomas was false and this was transacted through a Broker Scottsdale Capital) for the conversion of $2,900.

All legal opinions related to these conversions, documentations, and issuances of shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 were prepared by John Thomas, Esq.

2.
The prior CEO/CFO personally sent $39,000 to a cable company in the Dominican Republic in which current management has been informed that David Janney owns/controls this company.  The prior CEO/CFO has, to date, refused to provide new management and our auditors’ invoices or evidence of the uses of these funds.

3.
John Thomas signed various documents as a Board member of the Company, a position which he has never lawfully held, including the transaction with Asher Enterprises, Inc., pursuant to which Asher received 53,000,000 shares of Bonanza common stock which represented about thirty-two (32%) percent of the issued and outstanding shares of the Company.  Current management has negotiated the cash payment of this note and has cancelled the 53,000,000 common shares held in escrow.

4.
The prior CEO/CFO entered another problematic agreement with Amazon Holding LLC to pay a finder’s fee for raising $250,000 in the acquisition of mining property.  These finder’s fees were 100% of the entire transaction with a 24% interest rate and current management is of the belief that David Janney was to receive 50% of those payments.  Current management still does not have an executed agreement with Amazon Holdings, LLC.

Presently, legal counsel has demanded the return of all of David Janney common stock of 20,000,000 shares related to the material deficiencies and potential breach of fiduciary duty while holding the positions of Chief Executive Officer and Chief Financial Officer of the Company from November 2010 through his resignation.   The Company has sought the advice of legal counsel to determine the appropriate course of action.   Current management continues an internal investigation to the matters listed above.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

Bonanza common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Electronic Bulletin Board) and can be accessed on the Internet at www.otcmarkets.com under the symbol “BONZ.PK.”  We commenced trading in April, 2009.

At June 30, 2011, there were 278,507,916 shares of common stock of Bonanza were issued and outstanding and there were approximately 41 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Bonanza’s common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2011
First Quarter July – September 2010	$0.006	$0.006
Second Quarter October – December 2010	0.01	0.0085
Third Quarter January – March 2011	0.0093	0.0081
Fourth Quarter April – June 2011	0.012	$0.0085
Fiscal Year 2010
First Quarter July – September 2009	$0.78	$0.38
Second Quarter October – December 2009	0.35	0.049
Third Quarter January – March 2010	0.02	0.064
Fourth Quarter April – June 2010	0.044	$0.0098

On November 28, 2011, the closing bid price of our common stock was $0.01

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended June 30, 2011. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Bonanza’s Transfer Agent and Registrar for the common stock is Transfer Online, Inc. located in Portland, Oregon.

Recent sales of unregistered securities

2010

On March 9, 2009, the Company authorized a 7 for 1 forward split of its 10,300,000 issued and outstanding common shares at March 8, 2009.  After the 7 for 1 forward split the Company had 72,100,000 issued and outstanding on June 18, 2009.

2011

On July 29, 2010, the Company issued 8,300,000 common shares valued at $83,000 (or $0.01 per share based upon the closing price of the Company’s stock on the date the agreement was executed to Gold Exploration LLC towards a $10,000 payment on the promissory note for the Global Mineral Resources Corporation mining claim acquisition note held by Gold Exploration LLC.  This payment of common stock reduced the outstanding balance with Gold Exploration LLC to $97,000 effective September 16, 2010, and the Company recognized a Loss on Debt Conversion of $73,000.

On August 7, 2010, the Company purchased a 160 acre placer mining claim from Global Mineral Resources Corporation.  As partial consideration for the transaction, the Company transferred 41,700,000 restricted common shares valued at $458,700 or $0.011 per share based upon the closing price of the Company’s stock on the date the transaction was executed.

On November 22, 2010, the Company granted 7,220,000 common shares valued at $54,150 (or $0.0075 per share) based on the market price of the Company’s common stock on the date of grant to Summit Technology Corporation, Inc. in satisfaction of outstanding debt. The conversion of debt reduced the corresponding notes payable and accrued interest payable by $28,880, and the Company recognized a Loss on Debt Conversion of $25,270.

On February 7, 2011, the Company granted 5,000,000 common shares valued at $48,387 to Freedom Boat as compensation for modification of their note payable with the company.  This note was discount by $48,387 based on the fair value of common stock issued as part of the note.  As of June 30, 2011, $18,957 of this discount had been amortized over the remaining life of the note.

On February 17, 2011, the Company granted 5,000,000 common shares valued at $62,500 (or $0.0125 per share) based on the market price of the Company’s common stock on the date of grant to Pop Holdings, Inc. in satisfaction of outstanding debt. The conversion of debt reduced the note payable and accrued interest payable by $39,000 and the Company recognized a Loss on Debt Conversion of $23,500.

On May 9, 2011, the Company granted 4,780,000 common shares valued at $42,064 (or $0.0088 per share) based on the market price of the Company’s common stock on the date of grant to Michael Cao in satisfaction of outstanding accounts payable. The share issuance satisfied $14,550 in accounts payables, and the Company recognized a Loss on Settlement of Accounts Payable of $27,514.

In the year ended June 30, 2011, the Company issued 3,777,778 common shares at a fair value quoted market price on the date of grant for $36,372 for the purchase of fixed assets.

In the year ended June 30, 2011, the Company issued 10,800,000 common shares for services at a fair value quoted market price on the date of grant for $88,940 and expensed that as stock issued for services.

In the year ended June 30, 2011, the Company issued 86,000,000 common shares for conversion of debt in October of 2011 new management of the company learned that the conversion documents prepared by David Janney and John Thomas, Esq. were false documents and have treated the issuance as stock issued without proper authorization (See Item 2 – Legal Proceedings).

On June 14, 2011, the Company issued 3,000,000 preferred shares valued at $300 and subsequently after June 30, 2011, the Company’s prior CEO returned those shares are part of his resignation from the Company.   The preferred shares were then cancelled.

In the year ended June 30, 2011, the Company issued 34,000,000 common shares at a fair value quoted market price on the date of grant for $175,000 in cash.  The offer and sale of all such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our Company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

In addition to the shares issued for services as noted above, the Company recorded non-cash stock compensation totaling $985,100 for 86,000,000 shares originally thought to have been issued related to conversion of debt.

In October 2011, on the eve of the completion of the audit and the current filing of our Annual Report on Form 10-K new management learned that the prior CEO/CFO failed to have entity level controls, lacked segregation of duties, among many other internal control deficiencies.  The Company believes that the prior CEO/CFO concealed these matters from the professional advisors until those advisors requested David Janney for additional documentation in which Mr. Janney acknowledged the following to new management and independent legal counsel:

a)
December 9, 2010: Tucker Financial Services, Inc. received 12,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

b)
January 24, 2011; Tucker Financial Services, Inc. received 12,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

c)
February 16, 2011: Stock Loan Solutions received 12,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

d)
February 22, 2011:  Nicolas Sprung of Tucker Financial Services Inc. received 12,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

e)
April 18, 2011: Euroline Clearing Corporation received 7,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

f)
April 18, 2011:   Enavest International S.A., received 7,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

g)
April 18, 2011: Vanilla Sky, S.A. received 7,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

h)
June 28, 2011: Scott Geisler received 17,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although Mr. Geisler had no knowledge of the documentation provided by John Thomas was false and this was transacted through a Broker Scottsdale Capital) for the conversion of $2,900.

The Company has sought the advice of legal counsel to determine the appropriate course of action.

ITEM 6.  SELECTED FINANCIAL DATA.

The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

Summary of Statements of Operations of BONZ

Year Ended June 30, 2011 and 2010

Statement of Operations Data
	June 30,
	2011	2010

Revenues	$-	$-
Operating and Other Expenses	(2,409,959)	(717,820)

Net Loss	$(2,409,959)	$(717,820)

Balance Sheet Data:
	June 30,

	2011	2010

Current Assets	$23,306	$261
Total Assets	280,556	261
Current Liabilities	820,025	256,883
Non Current Liabilities	-	-
Total Liabilities	820,025	256,883
Working Capital (Deficit)	(796,719)	(256,622)
Shareholders' Equity (Deficit)	$(539,469)	$(256,622)

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

Our exploration target is to find exploitable minerals on our properties.  Our success depends on achieving that target.  There is the likelihood of our mineral claims containing little or no economic mineralization or reserves of gold and other minerals. There is the possibility that our claims do not contain any reserves and funds that we spend on exploration will be lost.  Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds to bring our claim to production.  We are unable to assure you we will be able to raise the additional funds necessary to implement any future exploration or extraction program even if mineralization is found.

Going Concern

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

Mineral property rights

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized. The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of June 30, 2011, management has determined that there was impairment loss required of $615,700 and $99,000 for the year ended June 30, 2010.

At such time as commercial production may commence, depletion of each mining property will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base. In cases where there are no proven or probable reserves, depletion will be provided on the straight-line basis over the expected economic life of the mine.

Impairment of Long-Lived Assets

In accordance with ASC Topic 365, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of June 30, 2011, management has determined that there was impairment loss required of $647,822.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At June 30, 2011, the Company did not record any liabilities for uncertain tax positions.

Share-Based Compensation

The Company applies Topic 718 “Share-Based Payments” (“Topic 718”) to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized when the event occurs.  The Black-Scholes option-pricing model is used to estimate the fair value of options granted.  There are 6,000,000 options and no warrants outstanding as of June 30, 2011.

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

RECENT DEVELOPMENTS AND OPERATIONS

We are a junior mining and exploration company identifying and acquiring properties integrated with placer ore and hard rock mineralization in geo-politically stable regions. Although Bonanza has interest in Red Mountain, Colorado and the Black Rock Basin, Arizona projects, management continues to focus all efforts on the flagship Tarantula Project, Congress, Arizona.

Our managements’ strategy is to process feasible placer ore, while proving out hard rock structures of the flagship Tarantula Project, Congress, Arizona. Most of our work effort has focused exclusively on the Tarantula Project.  The project area is comprised of 38 lode claims covering 600 acres, with several low lying basins of what is believed to be ancient river beds.  Furthermore, there are vestiges and hallmarks of major geological upheaval resulting in unique anomalies, such as extensive mineralized quartz veins. Initially, local non-qualified assay results showed high grades of gold, as well as lower grades of silver, platinum, and rare earth metals, convincing management the existence of possible bonanza type resources.  Management has since engaged Auric Resources International a company controlled by one of our Board of Directors to complete a Preliminary Geological Survey of the Tarantula Project and certain outlying regions.

Bonanza Goldfields’ flagship Tarantula Project consists of 38 lode claims covering 600 acres of patented, private property claims and BLM claims in the Date Creek Mountains, Arizona consisting of both alluvial and mineralized quartz deposits.  A Preliminary Geological Survey of the claims and the immediate region is now completed of the Tarantula Project , prepared by Auric Resources International, Inc. of Wickenburg, Arizona. Shareholders can access the report at Bonanza Goldfields' official website: www.bonanzagoldfields.com.

Highlights from the report include:

●
The large land package with widespread areas of anomalous gold values; proximity to the Congress Mine; large iron oxide rich quartz veins which exhibit mineralogic and structural similarities to the Congress, Niagara, Queen of the Hills, Golden Wave and other mineralized, economic vein systems in the area; and the presence of placer gold in widespread gravels indicates that the Tarantula Property may host a large, potentially economic gold deposit and undoubtedly represents an excellent exploration target with potential for both placer and lode gold production from auriferous placers and veins.

●	Although some preliminary testing has been done on portions of the property, the majority of the land package has virgin placer gravels and large quartz veins that have never been explored or tested.
●
The geologic setting of the property is favorable for the concentration of placer gold in the local gravels that occur in drainage channels and elevated benches and for lode gold that occurs within the early Proterozoic granitic rocks as auriferous quartz fissure veins with locally abundant sulfides and iron oxides.

●
Auriferous quartz and quartz-sulfide veins occur on the Tarantula Property and many exhibit the same characteristics as those in the Congress Mine and other mines in the area. These veins ranged up to several feet in width and have strike lengths ranging from hundreds to thousands of feet.

Prior to commencing the survey, extensive samplings were analyzed locally at multiple depths demonstrating the potential for high grade gold findings throughout the property.  Modern access for heavy equipment is already in place via Bonanza’s privately constructed roads, and rail is localized.  The claims are directly adjacent to the world famous historic Congress Mine, Arizona. The Congress Mine operated between 1887 and 1959 producing, according to managements understanding, about 400,000 ounces of lode gold.  Unique features appear ubiquitous throughout the immediate area, including greenstone dike extensions, placer gravel deposits, and vestiges of numerous pre-historic waterfalls.  Additionally, lode gold possibilities exist due to the extensions of schist and mineralized quartz veins in the immediate area of the Congress Mine. Bonanza management believes the alluvial deposits originate from two ancient rivers that flowed in opposing directions during separate geological periods.

We expanded of their flagship Tarantula Project with the acquisition of the Piedmont Mine, gold and silver mine in operation until 1940. The Piedmont Mine has been deemed by the Bonanza geological team a highly prospective addition to the Tarantula Project. The acquisition expands the Tarantula Project to 38 lode mining claims covering over 600 acres of contiguous property directly adjacent to the historic Congress Mine which produced over 400,000 ounces of lode gold between 1887 and 1959.

While conducting a survey of the Tarantula Project, explorations of the outlying region lead to the acquisition of additional claims. With the expansion of the land package, management believes an economically feasible resource estimate can be derived and “proved out.”  Furthermore, with the added resource, small to medium scale placer production operations can commence. We have further engaged Auric Resources International to source and build its production operation on an economically viable basis.  The level of viability is indexed at 1 gram/ton, and management believes these levels can be attained if not exceeded. With placer production commencing of placer material, we intend to move directly into core drilling of the property.  The adjacent historic Congress Mine was a hard rock mining operation, which resulted in the production of an estimated 440,000 ounces of gold until it ceased operations in the 1930’s.  Congress’ hard rock structures appear to move directly onto Bonanza’s properties, and management believes, but can provide no assurances, that RC (reverse circulation) drilling samples will ultimately prove this out.

The Black Rock Basin (BRB) Project claim group is currently comprised of 320 acres on BLM (“Bureau of Land Management”) ground in the southern part of the Vulture Mining District, Maricopa County, Arizona in the northeastern Belmont Mountains. The property is located along a twelve mile northwest mineralized trend where several gold and copper mines previously operated. Bulk sampling during Bonanza's reconnaissance reveals promising higher level gold values over six large target zones. Approximately 400 soil samples were taken on a surveyed grid. These samples were sent to Chemex Labs in Reno, Nevada and analyzed for 32 elements including gold, silver, copper, lead & zinc. The results obtained from this work indicate a minimum of six gold anomalies within the claim boundaries. Over ten bulk samples returned gold values in excess of 3400 ppb (0.10+ oz/ton), including 2% copper, 20% lead, 15% zinc and up to 7 ounces of silver per ton. Property within the BRB Project experienced minor prospecting during the early 1900's through numerous small prospect pits, shallow shafts, adits, and small tunnels. There is no formal record of production on the BRB property. The property is located approximately 80 miles west of Phoenix and 25 miles southwest of Wickenburg, Arizona, and is accessible year round. The BRB Project is situated within the lower hills and flats of the northern Belmont Mountain Range with elevations from 1900 feet to 2500 feet.

RESULTS OF OPERATIONS

Fiscal Year Ended June 30, 2011, Compared to Fiscal Year Ended June 30, 2010

We are an exploration stage company acquiring mineral properties or claims located in the State of Arizona, USA. The recoverability of amounts from the properties or claims will be dependent upon the discovery of economically recoverable reserves, confirmation of our interest in the underlying properties and/or claims, our ability to obtain necessary financing to satisfy the expenditure requirements under the property and/or claim agreements and to complete the development of the properties and/or claims, and upon future profitable production or proceeds for the sale thereof.

For the year ended June 30, 2011, we generated no revenue. Our future revenue plan is uncertain and is dependent on our ability to effectively mine our products, generate sales, and obtain contract mining opportunities. There are no assurances of the ability of our Company to begin to mine our claim. The cost of mining is cost intensive so it is critical for us to raise appropriate capital to implement our business plan.  We incurred losses of $2,409,959 for the year ended June 30, 2011 and our losses since our inception through amount to $5,515,499.

Our operating expenses for exploration activities for the years ended June 30, 2011 and 2010 were $106,782 $76,256.  The costs associated with exploration activities included trenching, testing, hauling, and labor costs associated with the exploration of our gold mines claims.

We acquired several mining claims through the course of our exploration stage and through the course of this process impaired claims as noted below and described in Footnote #3 in the financial statements.

The following is a detail of mining claim activity during the year ended June 30, 2011:

Midas Placer Mining Claim	$565,700
Tarantula Mining Claim	250,000
Osiris Gold Joint Venture	50,000
Total mining and equipment activity	865,700

Impairment of mining claims	(615,700)
Total Mining Claims	$250,000

Our general and administrative expenses for the years ended June 30, 2011 were $1,411,239 as compared to $62,943 for June 30, 2010.  The increase is primarily attributable to stock that was issued for conversion of debt that we learned the documents provided and other documents concealed by our prior CEO/CFO  were forgeries which represented 86,000,000 common shares issued.  We expensed $985,100 as non-cash compensation are as follows:

a)
December 9, 2010: Tucker Financial Services, Inc. received 12,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

b)
January 24, 2011; Tucker Financial Services, Inc. received 12,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

c)
February 16, 2011: Stock Loan Solutions received 12,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

d)
February 22, 2011:  Nicolas Sprung of Tucker Financial Services, Inc. received 12,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

e)
April 18, 2011: Euroline Clearing Corporation received 7,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

f)
April 18, 2011:   Enavest International S.A., received 7,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

g)
April 18, 2011: Vanilla Sky, S.A. received 7,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

h)
June 28, 2011: Scott Geisler received 17,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although Mr. Geisler had no knowledge of the documentation provided by John Thomas was false and this was transacted through a Broker Scottsdale Capital ) for the conversion of $2,900.

Our interest expense for the year ended June 30, 2011 were $94,832 as compared to $479,621 for June 30, 2010.  The decrease is primarily attributable to stock that was issued for conversion of debt in June 2010 of $496,760 less a beneficial conversion feature of $33,172 with a total of $463,588 which was expensed to interest expense.

Our loss on accounts payables and loss on conversion of debt for the years ended June 30, 2011 were $149,284 as compared to $0 for June 30, 2010.

Liquidity and Capital Resources

Our cash used in operating activities for the year ended June 30, 2011 was $253,255 as compared to $649,247 for the year ended June 30, 2010.   The decrease in cash flows used in operations was primarily attributable to favorable changes in operating assets and liabilities, primarily related to increases in accounts payable, in 2011 as compared to the 2010 period.

Our cash used in investing activities for the year ended June 30, 2011 was $50,000 as compared to $0 for 2010.  The Company paid $50,000 during the year as part of a joint venture agreement.  This joint venture agreement was later terminated.

Our cash provided by financing activities for the year ended June 30, 2011 was $326,300 as compared to $649,212 for 2010.

To date, we have has succeeded in securing capital as needed, but there is no guarantee this will continue.

We believe we will have to rely on public and private equity and debt financings to fund our liquidity requirements over the intermediate term. We may be unable to obtain any additional financings on terms favorable to us, or obtain additional funding at all. If adequate funds are not available on acceptable terms, and if cash and cash equivalents together with any income generated from operations fall short of our liquidity requirements, we may be unable to sustain operations. Continued negative cash flows create substantial doubt regarding our ability to fully implement our business plan and could render us unable to expand our operations or take advantage of acquisition opportunities, any of which may have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payments of dividends

Other Considerations

There are numerous factors that affect the business and the results of its operations. Sources of these factors include general economic and business conditions, federal and state regulation of business and mining activities, changes to the tax code during or after the current congressional session, and our ability to continue to improve our infrastructure including personnel and systems to keep pace with the Company’s anticipated rapid growth.

Recent Developments

On June 14, 2011, our Board of Directors approved the creation of 10 million shares of Series A Preferred Stock. On June 14, 2011, the Preferred Stock contains certain rights, preferences, privileges, restrictions and other characteristics as further detailed in the Certificate of Designation to the Company’s Articles of Incorporation. Significantly, the Preferred Stock has 100 votes per share, whereas, each share of Common Stock has 1 vote. Preferred Stock holders may vote with holders of the Company’s Common Stock on all matters which common stockholders may vote.  All the preferred shares issued to our prior CEO/CFO were returned when he resigned from all positions with the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities

ITEM 8.  FINANCIAL STATEMENTS

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Bonanza Goldfields Corporation
(An Exploration Stage Company)
Phoenix, Arizona

We have audited the accompanying balance sheet of Bonanza Goldfields Corporation (an exploration stage company) as of June 30, 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended and for the period from March 6, 2008 (date of inception) to June 30, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from March 6, 2008 (date of inception) through June 30, 2010 were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period from March 6, 2008 (date of inception) through June 30, 2010 include total revenues and net loss of $0 and $3,105,539, respectively. Our opinion on the statements of operations, stockholders' equity (deficit) and cash flows for the period from March 6, 2008 (date of inception) through June 30, 2010, insofar as it relates to amounts for prior periods through June 30, 2010, is based solely on the reports of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bonanza Goldfields Corporation as of June 30, 2011, and the results of their operations and their cash flows for the year then ended and for the period from March 6, 2008, (date of inception) to June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and has an accumulated deficit at June 30, 2011.  These factors raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
December 29, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Bonanza Goldfields Corporation
(An Exploration Stage Company)
Phoenix, Arizona

We have audited the accompanying balance sheets of Bonanza Goldfields Corporation (an exploration stage company) as of June 30, 2010 and June 18, 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from March 6, 2008, (date of inception) to June 30, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bonanza Goldfields Corporation as of June 30, 2010 and June 18, 2009, and the results of their operations and their cash flows for the years then ended and for the period from March 6, 2008, (date of inception) to June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and has an accumulated deficit at June 30, 2010.  These factors raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tarvaran Askelson & Company, LLP

Laguna Niguel, California
November 10, 2010

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS

ASSETS:	June 30,
	2011	2010

CURRENT ASSETS
Cash	$23,306	$261
Total current assets	23,306	261

PROPERTY AND EQUIPMENT, net	7,250	-

Mining claims	250,000	-
TOTAL ASSETS	$280,556	$261

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$93,342	$30,881
Accrued interest	27,098	-
Accounts payable and accrued liabilities - related party	76,316	5,303
Deferred liabilities	50,000	-
Convertible note payable	53,000	-
Note payable	520,269	220,699
Total current liabilities	820,025	256,883

Long term liabilities	-	-

TOTAL LIABILITIES	820,025	256,883

CONTINGENCIES AND COMMITMENTS	-	-

STOCKHOLDERS' DEFICIT:
Series A Preferred stock, $0.0001 par value, 20,000,000 shares authorized;
3,000,000 and zero issued and outstanding as of
June 30, 2011 and 2010, respectively	300	-
Common stock, $0.0001 par value, 500,000,000 shares authorized;
278,507,916 and 71,930,138 issued and outstanding as of
June 30, 2011 and 2010, respectively	27,851	7,193
Additional paid-in capital	4,947,879	2,841,725
Accumulated deficit	(5,515,499)	(3,105,540)
Total stockholders' deficit	(539,469)	(256,622)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$280,556	$261

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

			For the Period
			from March 6, 2008
			(inception) through
	2011	2010	June 30, 2011

Revenue	$-	$-	$-
Total	-	-	-

OPERATING EXPENSES:
General and administrative	1,411,239	62,943	1,742,123
Exploration expense	106,782	76,256	183,038
Impairment of mining claims	615,700	99,000	714,700
Impairment of other assets	32,122	-	32,122
Total operating expenses	2,165,843	238,199	2,671,983

OTHER EXPENSES:
Interest expense	94,832	479,621	2,694,232
Loss on conversion of accounts payable	27,514	-	27,514
Loss on debt conversion	121,770	-	121,770
Total other expense	244,116	479,621	2,843,516

NET LOSS	$(2,409,959)	$(717,820)	$(5,515,499)

BASIC AND DILUTED LOSS PER SHARE:
Net loss per share	$(0.02)	$(0.01)

Weighted average of common shares outstanding, basic and diluted	156,100,500	65,367,325

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDER' DEFICIT
FOR THE YEAR ENDED JUNE 30, 2011
AND FOR THE PERIOD FROM MARCH 6, 2008 (INCEPTION) THROUGH JUNE 30, 2011

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

BALANCE AT MARCH 6, 2008	-	$-	-	$-	$-	$-	$-

Common stock issued for compensation			6,997,900	700	69,279		69,979

Common stock issued for cash			3,302,100	330	84,670		85,000

Options issued	-	-			2,500		2,500

Net loss	-	-			-	(103,723)	(103,723)
BALANCE AT JUNE 18, 2008	-	$-	10,300,000	$1,030	$156,449	$(103,723)	$53,756

Forward split			61,800,000	6,180	(6,180)		-

Beneficial conversion feature					2,108,000		2,108,000

Option valuation					59,399		59,399

Net loss						(2,283,997)	(2,283,997)
BALANCE AT JUNE 18, 2009	-	$-	72,100,000	$7,210	$2,317,668	$(2,387,720)	$(62,842)

Common stock issued for interest expense			11,932,260	1,193	495,567		496,760

Common stock issued for debt conversion			1,897,878	190	60,262		60,452

Common stock cancelled			(14,000,000)	(1,400)	1,400		-

Beneficial conversion feature					(33,172)		(33,172)

Net loss						(717,820)	(717,820)
BALANCE AT JUNE 30, 2010	-	$-	71,930,138	$7,193	$2,841,725	$(3,105,540)	$256,622

Common stock issued for mining claim			41,700,000	4,170	454,530		458,700

Common stock issued for services			10,800,000	1,080	87,860		88,940

Common stock issued without proper authorization			86,000,000	8,600	976,500		985,100

Common stock issued for accounts payable conversion			4,780,000	478	41,586		42,064

Common stock issued for cash			34,000,000	3,400	171,600		175,000

Common stock issued for debt conversion			20,520,000	2,052	197,598		199,650

Common stock issued with note			5,000,000	500	47,887		48,387

Common stock issued for equipment			3,777,778	378	35,994		36,372

Series A Preferred stock issued for compensation	3,000,000	$300					300

Beneficial conversion feature					50,000		50,000

Warrants					42,599		42,599

Net loss						(2,409,959)	(2,409,959)
BALANCE AT JUNE 30, 2011	3,000,000	$300	278,507,916	$27,851	$4,947,879	$(5,515,499)	$(539,469)

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
STATEMENT OF CASHFLOWS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

			For the Period
			from March 6, 2008
			(inception) through
	2011	2010	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,409,959)	$(717,820)	$(5,515,499)
Adjustments to reconcile net loss to net cash
used in operating activities:
Impairment of mining claims	615,700	99,000	714,700
Impairment of other assets	32,122	-	32,122
Options issued	-	-	2,500
Common stock issued for compensation	1,074,340	-	1,144,319
Beneficial conversion feature	-	(33,172)	2,074,827
Option valuation	42,599	-	101,998
Loss on conversion	121,770	-	121,770
Loss on account payable conversion	27,514	-	27,514
Amortization of debt discount	68,957	-	68,957
Changes in assets and liabilities:
Accounts payable and accrued expenses	97,386	19,523	128,268
Accrued expenses - related party	76,316	2,746	81,260
Notes payable	-	(19,524)	(9,944)
Net cash used in operating activities	(253,255)	(649,247)	(1,027,208)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in mining property	(50,000)	-	(50,000)
Purchase of Intangible Asset	-	-	(99,000)
Net cash used in investing activities	(50,000)	-	(149,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investment	50,000	-	50,000
Repayment of notes payable	-	(57,500)	(57,500)
Proceeds from notes payable	101,300	149,500	358,800
Conversion of notes payables	-	60,452	60,452
Stock issued for interest expenses on debt	-	496,760	496,760
Proceeds from convertible debentures	-	-	31,000
Proceeds from the issuance of common stock	175,000	-	260,000
Net cash provided by financing activities	326,300	649,212	1,199,512

INCREASE (DECREASE) IN CASH	23,045	(35)	23,306
CASH, BEGINNING OF PERIOD	261	296	-
CASH, END OF PERIOD	$23,306	$260	$23,306

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$2,500	$479,621
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING TRANSACTIONS

Common stocks issued to acquire mining claim	$458,700	$-
Common stock issued for fixed assets	$36,372	$-
Common stock issued for accounts payables	$14,550	$-
Common stock issued for conversion of debt	$126,267	$-
Preferred stock issued for accrued compensation	$300	$-

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND GOING CONCERN

Bonanza Goldfields Corp. (the “Company”) was incorporated under the laws of the State of Nevada on March 6, 2008.  On August 3, 2009, the Company elected to change its year end to June 30th from June 18th.  The Company is in the process of acquiring mineral properties or claims located in the State of Arizona, USA. The recoverability of amounts from the properties or claims will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying properties and/or claims, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property and/or claim agreements and to complete the development of the properties and/or claims, and upon future profitable production or proceeds for the sale thereof. The Company's corporate office is located in Phoenix, Arizona.  Shareholders can access the report at Bonanza Goldfields’ official website: www.bonanzagoldfields.com. (such website not to be incorporated by reference to this report).

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has a working deficit and has not generated revenues since inception.  During the year ended in June 30, 2011, the Company incurred a net loss of $2,409,959 and as of June 30, 2011 has an accumulated deficit of $5,515,499.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is planning to raise any necessary additional funds through loans or additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

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

Significant accounting policies are as follows:

Basis of Presentation

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

Mineral property rights

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized. The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of June 30, 2011, management has determined that there was impairment loss required of $615,700 and $99,000 for the year ended June 30, 2010.

At such time as commercial production may commence, depletion of each mining property will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base. In cases where there are no proven or probable reserves, depletion will be provided on the straight-line basis over the expected economic life of the mine.

Impairment of Long-Lived Assets

In accordance with ASC Topic 365, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of June 30, 2011, management has determined that there was impairment loss required of $647,822.

Asset Retirement Obligations

The Company had no operating properties at June 30, 2011, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are not discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

It is reasonably possible that due to uncertainties associated with defining the nature and extent of possible environmental contamination, application of laws and regulations by regulatory authorities, and changes in remediation technology, the ultimate cost of remediation and reclamation could change in the future. The Company continually reviews its accrued liabilities for such remediation and reclamation costs as evidence becomes available indicating that its remediation and reclamation liability has changed.

The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the associated long-lived assets and depreciated over the lives of the assets on a units-of-production basis.  Reclamation costs are accreted over the life of the related assets and are adjusted for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate on the underlying obligation.  There has been no Asset Retirement Obligations as of June 30, 2011 as there are presently no underlying obligations.

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

The Company follows a two-step approach to ultimately recognize and measure uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At June 30, 2011, the Company did not record any liabilities for uncertain tax positions.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Phoenix, Arizona.  The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

Share-Based Compensation

The measurement of the cost of services received in exchange for an award of an equity instrument is based on the grant-date fair value of the award.  Compensation cost is recognized when the event occurs.  The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as during period where a net loss is reported the inclusion of common stock equivalents would be antidilutive.

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

NOTE 3 – MINING CLAIMS

The following is a detail of mining claim activity during the year ended June 30, 2011:

Midas Placer Mining Claim	$565,700
Tarantula Mining Claim	250,000
Osiris Gold Joint Venture	50,000
Total mining and equipment activity	865,700

Impairment of mining claims	(615,700)
Total Mining Claims	$250,000

NOTE 4 – EQUITY

On March 6, 2008, the Company authorized 100,000,000 shares of common stock, at $.0001 par value and on March 31, 2011 the Company Amended its Articles of Incorporation to increase the authorized to 500,000,000 and 278,507,916 are issued and outstanding as of June 30, 2011.

On June 14, 2011, the Company authorized 20,000,000 shares of Preferred Stock at $.0001 par value.

FORWARD SPLIT
On March 9, 2009, the Company authorized a 7 for 1 forward split of its 10,300,000 issued and outstanding common shares at March 8, 2009.  After the 7 for 1 forward split the Company had 72,100,000 issued and outstanding on June 18, 2009.

On July 29, 2010, the Company issued 8,300,000 common shares valued at $83,000 (or $0.01 per share based upon the closing price of the Company’s stock on the date the agreement was executed to Gold Exploration LLC towards a $10,000 payment on the promissory note for the Global Mineral Resources Corporation mining claim acquisition note held by Gold Exploration LLC.  This payment of common stock reduced the outstanding balance with Gold Exploration LLC to $97,000 effective September 16, 2010, and the Company recognized a Loss on Debt Conversion of $73,000

On August 7, 2010, the Company purchased a 160 acre placer mining claim from Global Mineral Resources Corporation.  As partial consideration for the transaction, the Company transferred 41,700,000 restricted common shares valued at $458,700 or $0.011 per share based upon the closing price of the Company’s stock on the date the transaction was executed.

On November 22, 2010, the Company granted 7,220,000 common shares valued at $54,150 (or $0.0075 per share) based on the market price of the Company’s common stock on the date of grant to Summit Technology Corporation, Inc. in satisfaction of outstanding debt. The conversion of debt reduced the corresponding notes payable and accrued interest payable by $28,880, and the Company recognized a Loss on Debt Conversion of $25,270.

On February 7, 2011, the Company granted 5,000,000 common shares valued at $48,387 to Freedom Boat as compensation for modification of their note payable with the company.  This note was discount by $48,387 based on the fair value of common stock issued as part of the note.  As of June 30, 2011, $18,957 of this discount had been amortized over the remaining life of the note.

On February 17, 2011, the Company granted 5,000,000 common shares valued at $62,500 (or $0.0125 per share) based on the market price of the Company’s common stock on the date of grant to Pop Holdings, Inc. in satisfaction of outstanding debt. The conversion of debt reduced the note payable and accrued interest payable by $39,000 and the Company recognized a Loss on Debt Conversion of $23,500.

On May 9, 2011, the Company granted 4,780,000 common shares valued at $42,064 (or $0.0088 per share) based on the market price of the Company’s common stock on the date of grant to Michael Cao in satisfaction of outstanding accounts payable. The share issuance satisfied $14,550 in accounts payables, and the Company recognized a Loss on Settlement of Accounts Payable of $27,514.

In the year ended June 30, 2011, the Company issued 34,000,000 common shares at a fair value quoted market price on the date of grant for $175,000 in cash.

In the year ended June 30, 2011, the Company issued 3,777,778 common shares at a fair value quoted market price on the date of grant for $36,372 in the purchase of fixed assets.

In the year ended June 30, 2011, the Company issued 10,800,000 common shares for services at a fair value quoted market price on the date of grant for $88,940 and expensed that as stock issued for services.

In addition to the shares issued for services as noted above, the Company recorded non-cash stock compensation totaling $985,100 for 86,000,000 shares originally thought to have been issued related to conversion of debt.

In October 2011, on the eve of the completion of the audit and the current filing of our Annual Report on Form 10-K new management learned that the prior CEO/CFO failed to have entity level controls, lacked segregation of duties, among many other internal control deficiencies.  The Company believes that the prior CEO/CFO concealed these matters from the professional advisors until those advisors requested David Janney for additional documentation in which Mr. Janney acknowledged the following to New Management and independent legal counsel:

a)
December 9, 2010: Tucker Financial Services, Inc. received 12,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

b)
January 24, 2011; Tucker Financial Services, Inc. received 12,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

c)
February 16, 2011: Stock Loan Solutions received 12,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

d)
February 22, 2011:  Nicolas Sprung of Tucker Financial Services, Inc. received 12,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

e)
April 18, 2011: Euroline Clearing Corporation received 7,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

f)
April 18, 2011:   Enavest International S.A., received 7,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

g)
April 18, 2011: Vanilla Sky, S.A. received 7,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

h)
June 28, 2011: Scott Geisler received 17,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although Mr. Geisler had no knowledge of the documentation provided by John Thomas was false and this was transacted through a Broker Scottsdale Capital ) for the conversion of $2,900.

On June 14, 2011 the Company issued 3,000,000 preferred shares valued at $300 and subsequently after June 30, 2011 the Company’s prior CEO/CFO returned those shares are part of his resignation from the Company.  The preferred shares were then cancelled.

NOTE 5 – NOTES PAYABLE

The Company had the following notes payable outstanding  as of June 30, 2011 and June 30, 2010:

	June 30, 2011	June 30, 2010

Gold Exploration LLC	$52,699	$52,699
Dated – June 1, 2008

Venture Capital International	12,000	12,000
Dated – March 30, 2009

Venture Capital International	17,000	17,000
Dated - May 7, 2009

Advantage Systems Enterprises Limited	17,000	17,000
Dated – July 3, 2009

Advantage Systems Enterprises Limited	10,000	10,000
Dated – August 7, 2009

Venture Capital International	10,000	10,000
Dated – October 15, 2009

Advantage Systems Enterprises Limited	25,000	25,000
Dated – November 9, 2009

Venture Capital International	7,000	7,000
Dated – October 27,2009

Venture Capital International	5,000	5,000
Dated – November 23, 2009

Pop Holdings, Inc.	-	38,000
Dated – March 31, 2010

Strategic Relations Consulting, Inc.	15,000	15,000
Dated – March 31, 2010

Summit Technology Corporation, Inc.	-	12,000
Dated – May 6, 2010

Gold Exploration LLC	97,000	-
Dated – July 29, 2010

Summit Technology Corporation, Inc.	7,000	-
Dated – November 22, 2010

Freedom Boat, LLC (before unamortized discount)	250,000	-
Dated – February 7, 2011

Asher Enterprises, Inc. – Convertible Note	53,000	-
Dated – April 6, 2011

Dr. Linh Nguyen	25,000	-
Dated – May 23, 2011

Total Notes payable	$602,699	$220,699
Less current portion of long term debt	573,269	(220,699)
Less discount applicable to Freedom Boat, LLC Note	29,430
Long term debt	$-	$-

The Company entered into a purchase agreement to purchase mining claims with Gold Exploration LLC in the amount of $99,000 on June 1, 2008. The Company paid $15,000 and agreed to a note payable in the amount of $84,000 for the remaining balance. The note has an interest rate of 12% per annum. Consistent with the provisions of the agreements an amount of $7,000 is paid each 90 days until the full principle balance plus accrued interest is paid off. As of June 30, 2011 and 2010 the Company had a balance due including principal and accrued interest to Gold Exploration LLC in the amount of $59,022 and $52,699, respectively.  This Note is presently in default.

The Company entered into a demand promissory note with Venture Capital International, Inc. on March 30, 2009 in the amount of $12,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  As of June 30, 2011 and 2010 the Company had a balance due including principal and accrued interest to Venture Capital International, Inc related to this promissory note in the amount of $13,332 and $12,727 respectively.

The Company entered into a demand promissory note with Venture Capital International, Inc. on May 7, 2009 in the amount of $17,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  As of June 30, 2011 and 2010 the Company had a balance due including principal and accrued interest to Venture Capital International, Inc. related to this promissory note in the amount of $18,798 and $17,940 respectively.

The Company entered into a demand promissory note with Advantage Systems Enterprise Limited on July 3, 2009 in the amount of $17,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.    The note is callable by the holder and has an interest rate of 5%.  As of June 30, 2011 and 2010, the Company had a balance due including principal and accrued interest to Advantage Systems Enterprise Limited related to this promissory note in the amount of $18,700 and $17,850, respectively.

The Company entered into a demand promissory note with Advantage Systems Enterprises Limited on August 7, 2009 in the amount of $10,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.    The note is callable by the holder and has an interest rate of 5%.  As of June 30, 2011 and 2010, the Company had a balance due including principal and accrued interest to Advantage Systems Enterprise Limited, Inc. related to this promissory note in the amount of $10,948 and $10,448, respectively.

The Company entered into a demand promissory note with Venture Capital International on October 15, 2009 in the amount of $10,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of June 30, 2011 and 2010, the Company had a balance due including principal and accrued interest to with Venture Capital International related to this promissory note in the amount of $10,853 and $10,353, respectively.

The Company entered into a demand promissory note with Venture Capital International on October 27, 2009 in the amount of $7,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of June 30, 2011 and 2010, the Company had a balance due including principal and accrued interest to with Venture Capital International related to this promissory note in the amount of $7,586 and $7,236, respectively.

The Company entered into a demand promissory note with Advantage Systems Enterprise Limited on November 9, 2009 in the amount of $25,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.    The note is callable by the holder and has an interest rate of 5%.  As of June 30, 2011 and 2010, the Company had a balance due including principal and accrued interest to Advantage Systems Enterprise Limited related to this promissory note in the amount of $27,072 and $25,822, respectively.

The Company entered into a demand promissory note with Venture Capital International on November 23, 2009 in the amount of $5,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of June 30, 2011 and 2010, the Company had a balance due including principal and accrued interest to with Venture Capital International related to this promissory note in the amount of $5,400 and $5,150, respectively.

The Company entered into a demand promissory note with Pop Holdings, Inc. on March 31, 2010 in the amount of $38,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of June 30, 2011 and 2010, the Company had a balance due including principal and accrued interest to with Pop Holdings, Inc. related to this promissory note in the amount of $0.00 and $38,479, respectively.

The Company entered into a demand promissory note with Strategic Relations Consulting, Inc. on March 31, 2010 in the amount of $15,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of June 30, 2011 and 2010, the Company had a balance due including principal and accrued interest to with Strategic Relations Consulting, Inc. related to this promissory note in the amount of $15,939 and $15,189, respectively..

The Company entered into a demand promissory note with Summit Technologies Corporation, Inc. on May 6, 2010 in the amount of $12,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of June 30, 2011 and 2010, the Company had a balance due including principal and accrued interest to with Strategic Relations Consulting, Inc. related to this promissory note in the amount of $0 and $12,095, respectively.

The Company entered into a demand promissory note with Summit Technologies Corporation, Inc. on November 22, 2010 in the amount of $7,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of June 30, 2011 and 2010, the Company had a balance due including principal and accrued interest to with Strategic Relations Consulting, Inc. related to this promissory note in the amount of $7,211 and $0, respectively.

On August 7, 2010, the Company purchased a 160 acre placer mining claim from Global Mineral Resources Corporation.  As partial consideration for the transaction, the Company transferred 41,700,000 restricted common shares valued at $458,700 or $0.011 per share based upon the closing price of the Company’s stock on the date the transaction was executed.

On July 29, 2010, the Company issued 8,300,000 common shares valued at $83,000 (or $0.01 per share based upon the closing price of the Company’s stock on the date the agreement was executed to Gold Exploration LLC towards a $10,000 payment on the promissory note for the Global Mineral Resources Corporation mining claim acquisition note held by Gold Exploration LLC.  This payment of common stock reduced the outstanding balance with Gold Exploration LLC to $97,000 effective September 16, 2010, and the Company recognized a Loss on Debt Conversion of $73,000.  Recently the holder of the note called the balance of the note and demanded payment although the agreement states the note is not due until 2015.  The Company is in negotiations with the holder to resolve these matters.  The Company has to present this note as a current liability on the balance sheet.

On February 7, 2011, we executed an asset purchase agreement with Judgetown, LLC, a limited liability company hereby  pursuant to the terms and  conditions of that  Agreement, we acquired  right, title, and interest in and to a property known as the Hull Lode Claim MS3523, 10 N 6W sections 15 and 10, a 20.66 acre patented mineral claim.  As consideration, Judgetown, LLC was provided with a  promissory note for $250,000, plus 12% interest, payable in increments commencing July 5, 2011 with a final balloon payment of interest and principal $260,000 to be made on or before  through February 7, 2012 and a right to royalties under certain conditions. The payments are secured with collateral consisting of the claim, the West Acre Hull tract, property held by David Janney and 4,100,000 common shares of our company.  As of June 30, 2011 and 2010, the remaining balance owed was $250,000 and $0, respectively.

The Company entered into a convertible promissory note with Asher Enterprises, Inc. April 6, 2011 in the amount of $53,000 due and payable on January 9, 2012.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 8%.  The note is convertible into 53,127,506 common shares by the holder and those shares are held in reserve with the Company’s transfer agent.  As of June 30, 2011 and 2010, the Company had a balance due including principal and accrued interest to with Asher Enterprises, Inc. related to this promissory note in the amount of $53,883 and $0, respectively.  The Company expensed as a beneficial conversion feature of $50,000.

The Company entered into a demand promissory note with Linh B. Ngnyen on May 23, 2011 in the amount of $25,000.  The Company makes no payments until demanded by the holder.  The note has an interest rate of 5%.  The note is callable by the holder and has an interest rate of 5%.  As of June 30, 2011 and 2010, the Company had a balance due including principal and accrued interest to with Linh B. Ngnyen related to this promissory note in the amount of $25,127 and $0, respectively.

NOTE 6 – STOCK BASED COMPENSATION

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

On June 6, 2011, the Board of Directors of the Company amended the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”).  The amendment allowed for the grant amount to be changed from 1,000,000 common shares to 25,000,000 common shares.

The cost of all employee stock options, as well as other equity-based compensation arrangements, is reflected in the financial statements over the vesting period based on the estimated fair value of the awards.  The Company adopted ASC Topic 718 as of September 16, 2008.  Prior to the adoption date, there were no stock options or other equity-based compensation awards outstanding.

A summary of stock option activity for the year ended June 30, 2011 and 2010 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

June 30, 2010	750,000	250,000	$0.50	0.15	-
Grants		0	-	-	-
Cancellations		(250,000)	0	0	-

June 30, 2011	25,000,000	0	$0.50	0.1	-

Options
The Company values all warrants using the Black-Scholes option-pricing model.  Critical assumptions for the Black-Scholes option-pricing model include the market value of the stock price at the time of issuance, the risk-free interest rate corresponding to the term of the warrant, the volatility of the Company’s stock price, dividend yield on the common stock, as well as the exercise price and term of the warrant.  The warrants are not subject to any form of vesting schedule and, therefore, are exercisable by the holders anytime at their discretion during the life of the warrant.  No discounts were applied to the valuation determined by the Black Scholes option-pricing model.

The Company has 6,000,000 options outstanding as of June 30, 2011. The Company amended its Stock Option Plan to grant 25,000,000 common shares on June 6, 2011.  Outstanding options include 6,000,000 options warrants to purchase common stock of the Company at a $0.01 exercise price which are fully vested and have a four year expected life and expire June 6, 2015 and were valued at $42,599 using the Black-Scholes option-pricing model. The following inputs and assumptions were used in the option-pricing model:

Expected Dividend yield	None
Volatility	259.44%
Weighted average risk free interest rate	5.53%
Weighted average expected life(in years)	4.00

NOTE 7 – INCOME TAXES

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

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $5,323,861 which expire in various years through 2028, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized.

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

The provision (benefit) for income taxes from continued operations for the year ended June 30, 2011 and 2010 consist of the following:

	June 30, 2011	June 30, 2010
Current:
Federal	$-	-
State	-	-
	-	-
Deferred:
Federal	$132,101	222,093
State	38,426	64,604
	170,527	286,697
Valuation allowance	(170,527)	(286,697)
(Benefit) provision for income taxes, net	$-	-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	June 30, 2011	June 30, 2010

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	9.0%	9.0%
Valuation allowance	(40%)	(40%)
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	June 30, 2011	June 30, 2010

Net operating loss carryforward	1,303,378	286,697
Valuation allowance	(1,303,378)	(286,697)

Deferred income tax asset	$-	-

NOTE 8 – COMMITMENT AND CONTINGENCIES

The Company entered into a purchase agreement to purchase mining claims with Gold Exploration LLC in the amount of $99,000 on June 1, 2008. The agreement requires the company to make royalty payments equal to 2% of the Net Smelter Returns (NSR) per year. The Company had no Smelter Returns (NSR) for the year ended June 30, 2011 and no royalties were paid.  The agreement does not have any commitment dates of when production is to begin.

On June 17, 2011, Bonanza Goldfields Corporation signed a joint venture agreement with Osiris Gold, Inc., a Colorado Corporation, and Sial Exploration, Inc., a Colorado Corporation. The Partners are actively involved with the exploration, development, and mining of mineral deposits in the regional southwest. The Agreement involves a 1,351 acre mining claim in the historic Red Mountain Mining District of Colorado’s San Juan Mountains. The Company and its Partners agreed to form Red Mountain LLC to operate and manage the joint venture.  The Company will receive an initial 10% ownership interest in the Joint Venture Company with the potential to increase that share to a maximum of 49%.  The company is presently in default on this agreement and no additional payments that were scheduled have been paid.

On April 12, 2011 the Company entered into an Excavator Lease agreement with David Costaglio which included a lease terms of issuance of 3,277,778 common stock and 23 ounces of gold to be issued 12 ounces in 3 months, and 13 ounces in 6 months.  The company has issued the common shares but has defaulted on the remaining terms of the agreement.  New management has re-negotiating the terms of this agreement and paid this outstanding agreement in full in September 2011.

On February 7, 2011 the Company entered into a promissory note agreement with Freedom Boat which included a promissory note of $250,000 at 12% interest rate.  The agreement includes a Royalty payment which includes 5% in royalty of its gross profits from Gold Extraction form Tarantula Placer Mine and 5% royalty payment from Hull Placer Mine.  The Company intends to re-negotiate the terms which would not include any royalty payments.

During the year ended June 30, 2011, prior management converted 80% of two notes from Venture Capital International for $12,000 dated March 30, 2009 and $17,000 dated May 7, 2009.  86,000,000 shares of common stock were issued to convert $23,200 in debt and $2,323 in accrued interest.  The fair value of those shares was $985,100.  The difference of $959,577 was expensed to Loss on Conversion of Debt.  The prior CEO/CFO requested that Venture Capital International assign those notes to Gustavo Cifuentes Palma.  The Company was provided a signed debt purchase agreement executed by both Venture Capital International and Gustavo Cifuentes Palma dated November 2010.  Gustavo Cifuentues Palma then assigned 10% of these notes each to Tucker Financial Services, Inc., Vanilly Sky, S.A., Stock Loan Solutions, Euroline Clearing Corporation, Enavest Internacional S.A., and Nicolas Sprung  In October of 2011, the Company learned that the signatures on the original debt purchase agreement from Venture Capital International by Gustavo Cifuentes Palma were forgeries.  The agreement was never executed by Venture Capital International and Venture Capital International was never paid for the debt purchase.  Since the assignments have been deem forgeries the company has recorded the stock issued as compensation and recorded a compensation expense of $985,100.  The Company is uncertain of the affiliation between the prior CEO/CFO and Gustavo Cifuentes Palma and if he had any knowledge of the forgeries.

On September 23, 2011 the Company entered into a subscription agreement to issue 750,000 common shares of stock to satisfy a $2,000 negotiated balance for supplies purchased.  As of this filing the Company has issued all 750,000 common shares of this agreement.  The Company agreed to satisfy these supplies to satisfy a dispute between the supplier and the Company.

In October of 2011, on the eve of the completion of the audit and the current filing of our Annual Report on Form 10-K new management learned that the prior CEO/CFO failed to have entity level controls, lacked segregation of duties, among many other internal control deficiencies.  The Company believes that the prior CEO/CFO concealed these matters from the professional advisors until those advisors requested David Janney for additional documentation in which Mr. Janney acknowledged the following to New Management and independent legal counsel:

1.
The Company was informed that the Prior CEO/CFO, created a series of promissory notes, such form of notes being provided by a lawyer named John Thomas, Esq.  These promissory notes and documentation provided a signed assignment of two promissory notes with Venture Capital, Inc. a group from Switzerland.  Over time, including discussions with the prior CEO/CFO, new management was able to directly contact a representative of Venture Capital who claims that its signatures on the notes and the later conversions to equity were forged. The alleged improper assignment orchestrated the issuance of converted  allegedly improperly transferred debt for the following numbers of shares:

a)
December 9, 2010: Tucker Financial Services, Inc. received 12,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

b)
January 24, 2011; Tucker Financial Services, Inc. received 12,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

c)
February 16, 2011: Stock Loan Solutions received 12,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

d)
February 22, 2011:  Nicolas Sprung of Tucker Financial Services, Inc. received 12,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

e)
April 18, 2011: Euroline Clearing Corporation received 7,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

f)
April 18, 2011:   Enavest International S.A., received 7,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

g)
April 18, 2011: Vanilla Sky, S.A. received 7,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

h)
June 28, 2011: Scott Geisler received 17,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although Mr. Geisler had no knowledge of the documentation provided by John Thomas was false and this was transacted through a Broker Scottsdale Capital) for the conversion of $2,900.

All legal opinions related to these conversions, documentations, and issuances of shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 were prepared by John Thomas, Esq.

2.
The prior CEO/CFO personally sent thirty-nine thousand ($39,000) dollars to a cable company in the Dominican Republic in which current management has been informed that David Janney owns/controls this company.  The Prior CEO/CFO has, to date, refused to provide new management and our auditors’ invoices or evidence of the uses of these funds.

3.
John Thomas signed various documents as a Board member of the Company, a position which he has never lawfully held, including the transaction with Asher Enterprises, Inc., pursuant to which Asher received fifty-three million (53,000,000) shares of Bonanza common stock which represented about thirty-two (32%) percent of the issued and outstanding shares of the Company.  Current management has negotiated the cash payment of this note and has cancelled the 53,000,000 common shares held in escrow.

4.
The prior CEO/CFO entered another series of problematic agreement with Amazon Holding LLC to pay a finder’s fee for raising $250,000 in the acquisition of mining property.  These finder’s fees were 100% of the entire transaction with a 24% interest rate and current management is of the belief that David Janney was to receive 50% of those payments.  Current management still does not have an executed agreement with Amazon Holdings, LLC.

Presently, legal counsel has demanded the return of all of David Janney common stock of 20,000,000 shares related to the material deficiencies and potential breach of fiduciary duty while holding the positions of Chief Executive Officer and Chief Financial Officer of the Company from November 2010 through his resignation.   The Company has sought the advice of legal counsel to determine the appropriate course of action.   Current management continues an internal investigation to the matters listed above. .

In September 2011, David Janney created Board of Directors minutes that were dated June 15, 2011 for shares issued to employees of the company and included 1,000,000 shares issued to Frank Baumgartner.  Mr. Baumgartner was never issued the common shares as new management could not find any documents to support such issuance and the Company does not intend to issue these 1,000,000 common shares to Frank Baumgartner.

NOTE 9 – SUBEQUENT EVENTS

On July 6, 2011, David Janney, CEO and Director, assigned 1.5 million of his Series A Preferred Stock’s voting rights (150 million votes) to the board of directors of Bonanza Goldfields Corporation (the “Company”) in the form of an Assignment Agreement. Each share of Series A Preferred Stock has 100 votes per share, whereas, each share of Common Stock has 1 vote. Preferred Stock holders may vote with holders of the Company’s Common Stock on all matters which common stockholders may vote.

On July 11, 2011, the Company entered into a subscription agreement to issue 4,000,000 common shares of stock for $.00625 per share which totaled $25,000 in cash.  As of this filing the Company has issued all 4,000,000 common shares of this agreement and collected the full $25,000 in cash.

On July 11, 2011, the Company entered into a subscription agreement to issue 1,875,000 common shares of stock for $.008 per share which totaled $15,000 in cash.  As of this filing the Company has issued all 1,875,000 common shares of this agreement and collected the full $15,000 in cash.

On July 22, 2011, the Company entered into a subscription agreement to issue 3,000,000 common shares of stock for $.006 per share which totaled $18,000 in cash.  As of this filing the Company has issued all 3,000,000 common shares of this agreement and collected the full $18,000 in cash.

On August 15, 2011, the Company entered into a subscription agreement to issue 1,000,000 common shares of stock for $.01 per share which totaled $10,000 in cash.  As of this filing the Company has issued all 1,000,000 common shares of this agreement and collected the full $10,000 in cash.

On August 23, 2011, Michael Cao is granted the option to purchase Bonanza Goldfields' stock for $0.01 cent per share up to 6M shares which option will expire 48 months from the date executions of this agreement. The Company valued the options using Black Sholes model and will record an expense of $42,600 during the first quarter of the fiscal year ended June 30, 2012.

Effective August 25, 2011, Bonanza Goldfields Corporation and Global Mineral Corporation, an entity controlled by David Janney, the former Chief Executive Office, Principal Financial Officer and member of the Board of Directors executed a Stock Purchase Agreement.  Pursuant to the Agreement, the Company would purchase twenty million (20,000,000) shares of Company common stock from Global Mineral Corporation for an aggregate price of Eighty Thousand Dollars ($80,000.00) payable at a rate, without interest, of Five Thousand Dollars ($5,000.00) per month. The Shares will be returned to the Company treasury and cancelled.

Effective August 29, 2011, David Janney resigned as President and Secretary of the Company. Mr. Janney will remain as Chief Executive Office, Principal Financial Officer and as a member of the Board of Directors.

Effective August 29, 2011, Scott G. Geisler has been appointed as President and Secretary of the Company.

On September 13, 2011, the Company entered into a subscription agreement to issue 10,000,000 common shares of stock for $.01 per share which totaled $100,000 in cash.  As of this filing the Company has issued all 10,000,000 common shares of this agreement and they have collected the full $100,000 in cash.

On September 23, 2011, Bonanza retired 3,000,000 shares of Series A Preferred Shares that was issued to David Janney on June 4, 2011.

On September 23, 2011, the Company entered into a subscription agreement to issue 2,000,000 additional common shares of stock as part of an agreement where the Company received $50,000 in cash back in June 2011. The Company had previously issued 8,000,000 shares of common stock to this subscriber.  As of this filing the Company has issued all 2,000,000 common shares of this agreement.

On September 23, 2011, the Company entered into a subscription agreement to issue 750,000 common shares of stock to satisfy a $2,000 negotiated balance for supplies purchased.  As of this filing the Company has issued all 750,000 common shares of this agreement.  The Company agreed to satisfy these supplies to satisfy a dispute between the supplier and the Company.

On September 27, 2011, the Company settled with Asher Enterprises Inc. for $63,125 and the entire common stock that was escrowed for conversion of 53,127,506 was returned to the Treasury of the Company and the debt was paid in full.

On September 28, 2011, the Company entered into a subscription agreement to issue 1,562,500 common shares of stock for $.0008 per share which totaled $12,500 in cash.  As of this filing the Company has issued all 1,562,000 common shares of this agreement and collected the full $12,500 in cash.

On October 5, 2011, the Company acquired 28 Lode Claims expanding the Tarantula Project to over 500 Acres of contiguous property and the purchase price will be reflected at the completion of the assay study.

On October 6, 2011, the Company entered into a subscription agreement to issue 1,562,500 common shares of stock for $.0008 per share which totaled $12,500 in cash.  As of this filing the Company has issued all 1,562,000 common shares of this agreement and collected the full $12,500 in cash.

On October 11, 2011, the Company’s Board of Directors amended the 2008 Stock Option and Restricted Stock Plan (the "2008 Plan").  The amendment increased 25,000,000 shares of common stock for grants of incentive stock options, nonqualified stock options, warrants and restricted stock awards to employees, non-employee directors and consultants performing services for the Company.

On October 11, 2011, the Company entered into a subscription agreement to issue 1,000,000 common shares of stock to William C. Berridge for his services as Board of Director of the Company.  These shares will be valued based on the market price on the grant and will be expensed as stock based compensation during the first quarter for the year ended June 30, 2012.

On October 12, 2011, the Company entered into a subscription agreement to issue 7,000,000 common shares of stock for $0.008 per share which totaled $56,000 in cash.  As of this filing the Company has issued all 7,000,000 common shares of this agreement and collected the full $56,000 in cash.  In addition, the subscriber has received an option to purchase 2,500,000 shares of the Company at $0.02 per share.  The option will expire on October 11, 2013.

On October 25, 2011, David Janney resigned from all position he held at the Company, including but not limited to Chief Executive Officer, Chief Financial Officer, Chairman, Board of Director, and Secretary.  Scott Geisler was appointed Chief Executive Officer, President and Secretary of the Company.  Pen-Mun Foo was appointed Chief Financial Officer of the Company and was issued 1,000,000 million shares per quarter for those services and up to $2,500 a month in expense reimbursements.  The duration of the position will be 3 months and renewable each quarter by mutual agreement.

On November 1, 2011, the Company entered into an agreement with Steve Ragan for $2,500 per month salary for a one year contract.  Mr. Ragan provides corporate communications for the Company.

On November 4, 2011, the Company entered into a subscription agreement to issue 3,000,000 common shares of stock for consulting services at the trading price of for $.0108 which totaled $32,400.  As of this filing the Company has issued all 3,000,000 common shares of this agreement.  In addition, the subscriber has received an option to purchase 3,000,000 shares of the Company at $0.01 per share.  The option will expire on November 4, 2015.  The Company has valued these options using Black Sholes model and will record an expense of $21,300 during the first quarter of the fiscal year ended June 30, 2012.

On November 09, 2011, the Company entered into a subscription agreement to issue 5,000,000 common shares of stock for $.01 per share which totaled $50,000 in cash.  As of this filing the Company has issued all 5,000,000 common shares of this agreement and they have collected the full $50,000 in cash.

On November 29, 2011, Board of Directors of the Company ratified the effective date of the 2008 Stock Option and Restricted Stock Plan (the "2008 Plan") amendment to be June 6, 2011.  The amendment increased 25,000,000 shares of common stock for grants of incentive stock options, nonqualified stock options, warrants and restricted stock awards to employees, non-employee directors and consultants performing services for the Company.

*  *  *  *  *  *

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have no changes or disagreements with our auditors.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management's Report on Internal Control Over Financial Reporting.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that;

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; and

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and

That our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of June 30, 2011, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has determined that the Company's internal control over financial reporting was not effective as of June 30, 2011.

In October of 2011, on the eve of the completion of the audit and the current filing of our Annual Report on Form 10-K new management learned that the prior CEO/CFO failed to have entity level controls, lacked segregation of duties, among many other internal control deficiencies.  The Company believes that the prior CEO/CFO concealed these matters from the professional advisors until those advisors requested David Janney for additional documentation in which Mr. Janney acknowledged the following to New Management and independent legal counsel:

1.
The Company was informed that the Prior CEO/CFO, created a series of promissory notes, such form of notes being provided by a lawyer named John Thomas, Esq.  These promissory notes and documentation provided a signed assignment of two promissory notes with Venture Capital, Inc. a group from Switzerland.  Over time, including discussions with the prior CEO/CFO, new management was able to directly contact a representative of Venture Capital who claims that its signatures on the notes and the later conversions to equity were forged. The alleged improper assignment orchestrated the issuance of converted  allegedly improperly transferred debt for the following numbers of shares:

a)
December 9, 2010: Tucker Financial Services, Inc. received 12,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

b)
January 24, 2011; Tucker Financial Services, Inc. received 12,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

c)
February 16, 2011: Stock Loan Solutions received 12,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

d)
February 22, 2011:  Nicolas Sprung of Tucker Financial Services Inc. received 12,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

e)
April 18, 2011: Euroline Clearing Corporation received 7,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

f)
April 18, 2011:   Enavest International S.A., received 7,000.,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

g)
April 18, 2011: Vanilla Sky, S.A. received 7,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

h)
June 28, 2011: Scott Geisler received 17,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although Mr. Geisler had no knowledge of the documentation provided by John Thomas was false and this was transacted through a Broker Scottsdale Capital ) for the conversion of $2,900.

All legal opinions related to these conversions, documentations, and issuances of shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 were prepared by John Thomas, Esq.

2.
The prior CEO/CFO personally sent thirty-nine thousand ($39,000) dollars to a cable company in the Dominican Republic in which current management has been informed that David Janney owns/controls this company.  The Prior CEO/CFO has, to date, refused to provide new management and our auditors’ invoices or evidence of the uses of these funds.

3.
John Thomas signed various documents as a Board member of the Company, a position which he has never lawfully held, including the transaction with Asher Enterprises, Inc., pursuant to which Asher received fifty-three million (53,000,000) shares of Bonanza common stock which represented about thirty-two (32%) percent of the issued and outstanding shares of the Company.  Current management has negotiated the cash payment of this note and has cancelled the 53,000,000 common shares held in escrow.

4.
The prior CEO/CFO entered another series of problematic agreement with Amazon Holding LLC to pay a finder’s fee for raising $250,000 in the acquisition of mining property.  These finder’s fees were 100% of the entire transaction with a 24% interest rate and current management is of the belief that David Janney was to receive 50% of those payments.  Current management still does not have an executed agreement with Amazon Holdings, LLC.

Presently, legal counsel has demanded the return of all of David Janney common stock of 20,000,000 shares related to the material deficiencies and potential breach of fiduciary duty while holding the positions of Chief Executive Officer and Chief Financial Officer of the Company from November 2010 through his resignation.   The Company has sought the advice of legal counsel to determine the appropriate course of action.   Current management continues an internal investigation to the matters listed above.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended June 30, 2011, there were changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Current management has hired independent counsel to investigate these deficiencies, among many other things.  The Company has removed the prior CEO/CFO from all positions in the Company and he has no further affiliation with the company.  The Company is still investigating whether the parties that participate in the forged debt conversions are victims or co-conspirators.

New management has implemented many new controls and procedures as follows:

Currently, as a small exploratory stage company, we maintain our internal controls through a segregation of duties between our principal executive officer and principal financial officer.  For example, all income suppliers’ invoices are delivered direct to the principal financial officer for recording in the books, checking and process.  The principle financial officer must submit all payments request to the principle officer for approval, allocation of cash and presentation of a check for mailing to the payee.  The principle financial officer conduct regular reconciliation for the bank account to make sure that all receipts and disbursements have been indentified, supported by appropriate documentation and payment approval, and the transaction are matched to posting in the books of account.  As a small exploratory stage company, we have very limited financial activity during the year.  Thus, the current check and balance of the financial activity by our principle executive officer and principle financial officer provide sufficient control to ensure fairness, accuracy and properly disclose.  Any documents as it relate to the Company’s assessment is very limited as there only a limited number of business truncations.  No testing was performed on limited transaction within the Company by our principle executive officer and principal financial officer since 100% of the transactions  were actually performed cy our principle execute officer and principle financial officer.  Our principle executive officer and principle financial officer concluded that adequate procedures were in place to approve and monitor all disbursement distributed by the Company and confirm all funds received by the Company.  Our principle execute officer and principal financial  officer are responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined under the rules  promulgate under Securities Exchange act of 1934.  Our principle executive officer and principle accounting officer have conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the frame work in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organization of the Treadway Commission.  Based the above evaluation, and in light of the prior deficiencies noted above, our principle executive officer and principle financial officer concluded that our internal control over financial reporting was not effective as of June 30, 2011.  Our March 31, 2011 10-Q filings may require restatement based on the representation in those filings that the internal controls and procedures were adequate.

The Company has also engaged the services of a consulting CPA with prior public company experience, and accounting qualification to supervise and mange the Company’s accounting and record keeping.  In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was not change identified there has been substantial changes of internal control over financial reporting that has occurred since June 30, 2011 that materially effects our internal controls over financial reporting.  The company has extended the scope of its engagement with its professional advisors to focus more closing ensuring compliance with GAAP.

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

Name	Age	Title

David Janney	47	Chief Executive Officer, Principle Accounting Officer, Director*

William Berridge	58	Director

Pamela Thompson	48	Treasurer

Scott G. Geisler	49	President, Secretary

* Effective October 24, 2011, David Janney resigned as Chief Executive Office, Principal Financial Officer and as a member of the Board of Directors.

The background and principal occupations of the sole officer and director of the Company is as follows:

Officers and Directors:

David Janney

Since April 2010, Mr. Janney was President and Secretary of Global Mineral Resource Corporation.  Since January 2005, Mr. Janney founded and remains the owner of Telecable Las Terrenas, CxA a leading fiber optic cable communications provider in the Caribbean.  Since January 2010, Mr. Janney has served as a member of the board of directors for Henry Haas Mining Management, LLC. From January 1987, through February 2010, Mr. Janney has served as a member of the board of directors for Gregorie Neck Timber Corporation, LLC.  From February 2003, through February 2008, Mr. Janney has served as a member of the board of directors for Dayton Hydraulic Corporation. Mr. Janney has a BA degree from Trinity College in cultural anthropology and economics and an MBA from the University of Phoenix. Effective October 24, 2011, David Janney resigned as Chief Executive Office, Principal Financial Officer and as a member of the Board of Directors.

William C. Berridge

William C. Berridge, P.G., is the Founder, President/CEO, and Chairman of Auric Resources International, Inc., a mineral and exploration company founded in 1989. Mr. Berridge is a Qualified Person (QP) for preparing NI 43-101 technical reports written under CSA & CIM Standards & Guidelines. He is registered as a Professional Geologist in Wyoming and has over 35 years of exploration & development experience. He is also a member of the Geological Society of America (GSA), the Canadian Institute of Mining, Metallurgy and Petroleum (CIM), the Geological Society of Nevada (GSN), the Arizona Geological Society (AGS), the Society of Mineral Analysts (SMA) and a Founding Registered Member of the Society for Mining, Metallurgy and Exploration (SME). Mr. Berridge has a long-term commitment to the Wickenburg/ Congress/Weaver Mountain Mining District geographic area."

Executives:

Pamela J Thompson

Ms. Thompson has been hired to serve as our Treasurer of the Company.  Ms. Thompson holds a Bachelor of Science from Moorhead State University in Accountancy and holds her licenses as a Certified Public Accountant in the State of Arizona.  She is a member of the Arizona Society of Certified Public Accountants and is the founder and principle Executive Officer of The Thompson Group, CPA’s.  She is also a member of the Arizona Women’s Society of Certified Public Accountants, Multiple Joys, Inc. and Behind the Bench: National Basketball Wives Association.

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

Scott G. Geisler

Mr. Geisler has served as President of International Gold Mining Reserve Corporation since February, 2010.  From May, 2011 to the present, he acted in the capacity of a loan consultant and loan officer for Mortgage Firm. From May, 2010 through May, 2011, he acted in the capacity of a loan consultant and loan officer for Proficio Mortgage Ventures LLC. From February, 2000 through May, 2010, he was a branch office owner for America Mortgage Brokers. He is also the principal of Best Choice Processing. Effective October 26, 2011, Scott G. Geisler was appointed as Chief Executive Officer of the Company and was also appointed as a member of the Board of Directors.

Pen-Mun Foo

Effective October 26, 2011, Pen-Mun Foo was appointed as Chief Financial Officer of the Company. Mr. Foo has served as Director of President of International Alliance Associates, Ltd, a cross border strategic advisory entity, from 2007 to the present.  From 2004 through 2007, Mr. Foo was Chief Financial Officer and Deputy General Manager of London Asia Capital Plc., an Asian company focused on merchant banking and private equity fund management. Mr. Foo is a Certified Public Accountant (CPA) since 1998: Institute of Certified Public Accountants of Singapore and has achieved the CFA Institute's Chartered Financial Analyst (CFA) Level 2 program. Mr. Foo has a Degree of Accountancy： Nanyang Technological University, Singapore.

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

Compliance with Section 16(A) Of The Exchange Act 9.A. Directors And Executive Officers, Promoters, And Control Persons:

The Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's shares have not been timely and the Company has instituted procedures to ensure compliance in the future.  Current management has not filed their forms 4 for 2011 but will file their forms 5 for the year ended December 31, 2011.  The prior CEO/CFO has not filed his form 4 and 5s and we are uncertain the status of those filings.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from the Company.

ITEM 11.  EXECUTIVE COMPENSATION

General.  Mr. David Janney served as the Company’s chief executive officer and principle accounting officer for the year ended June 30, 2011.  During the year ended June 30, 2010, Mr. Tomkinson served as our Chief Executive Office and did not have a compensation plan and is subject to the start of exploration.

Summary Compensation Table

The following table sets forth for the year ended June 30, 2011 and 2010 compensation awarded to, paid to, or earned by, Mr. David Janney, our Director and Chief Executive Officer, and our other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000, if any.

2011 and 2010 SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation- ion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation- ion ($)	Total ($)

Chris Tomkinson CEO &CFO, Director	2011 2010	0 0		0 0	0 0	0 0	0 0	0 0	0 0

David Janney CEO & CFO, Director	2011 2010	15,000 0		107,300 0	0 0	0 0	0 0	0 0	0 0

William Berridge, Director	2011 2010	0 0		0 0	0 0	0 0	0 0	0 0	0 0

Pamela Thompson, Treasurer	2011 2010	5,000 1,500		0 0	0 0	0 0	0 0	0 0	5,000 1,500

2011 and 2010 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option	Number of Shares or Units of Stock That Have Not	Market Value of Shares or Units of Stock That Have Not	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Expiration Date	Vested (#)	Vested ($)	Vested (#)	Vested ($)

Chris Tomkinson	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

David Janney	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

William Berridge	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Pamela Thompson	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

2011 and 2010 OPTION EXERCISES AND STOCK VESTED TABLE

2011 and 2010 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)

Chris Tomkinson		0 0	0 0	0 0

David Janney		0 0	0 0	0 0

William Berridge		0 0	0 0	0 0

Pamela Thompson		0 0	0 0	0 0

2011 and 2010 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)

Chris Tomkinson	0 0	0 0	0 0	0 0	0 0

David Janney	0 0	0 0	0 0	0 0	0 0

William Berridge	0 0	0 0	0 0	0 0	0 0

Pamela Thompson	0 0	0 0	0 0	0 0	0 0

2011 and 2010 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Chris Tomkinson	0 0	0 0	0 0	0 0	0 0	0 0	0 0

David Janney	0 0	0 0	0 0	0 0	0 0	0 0	0 0

William Berridge	0 0	0 0	0 0	0 0	0 0	0 0	0 0

2011 and 2010 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)

Chris Tomkinson	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0

David Janney	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0

William Berridge	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Pamela Thompson	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0

2011 and 2010 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits

Chris Tomkinson	2011 2010	0 0	0 0	0 0	0 0	0 0

David Janney	2011 2010	0 0	0 0	0 0	0 0	0 0

William Berridge	2011 2010	0 0	0 0	0 0	0 0	0 0

Pamela Thompson	2011 2010	0 0	0 0	0 0	0 0	0 0

2011 and 2010 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
Chris Tomkinson	Basic salary						-
David Janney	Basic salary
William Berridge	Basic salary
Pamela Thompson	Basic salary

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists stock ownership of our Common Stock as of November 27, 2011, based on 278,507,916 shares of common stock issued and outstanding.  The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of two directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.
Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class

Scott Geisler 19803 Gulf Blvd, #501 Indian Shores, FL 33785	Common Stock	12,000,000	3.51%

William Berridge 1020 West Wickenburg Way, Suite E-9 Wickenburg, AZ 85390-3290	Common Stock	1,000,000.01%

Freedom Boat Company c/o Christine F. Wright, Esq. 2735 Santa Barbara Blvd, Suite 201 Cape Coral, FL 33914	Common Stock	15,000,000	4.39%

All Officers and Directors As a Group (2 persons)	Common Stock	12,000,000	3.51%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 500,000,000 shares of common stock, par value $ .0001.

Our authorized preferred stock consists of 20,000,000 shares of preferred stock, par value $.0001.

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

Preferred Stock

The company created 10 million shares of Series A Preferred Stock. The Preferred Stock contains certain rights, preferences, privileges, restrictions and other characteristics as further detailed in the Certificate of Designation to the Company’s Articles of Incorporation. Significantly, the Preferred Stock has 100 votes per share, whereas, each share of Common Stock has 1 vote. Preferred Stock holders may vote with holders of the Company’s Common Stock on all matters which common stockholders may vote.  The Preferred shares do not have conversion rights to common shares.

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders. The Preferred Stock has 100 votes per share.

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

Options and Warrants:

 As of June 30, 2011, there were no warrants outstanding and 6,000,000 options were outstanding.

Convertible Securities

At June 30, 2011, the Company has one convertible security with Asher Enterprises, Inc. which the entire balance plus interest of $63,000 was paid in full on September, 2011

Transfer Agent

On June 1, 2008, the Company engaged Transfer Online, Inc. to serve in the capacity of transfer agent. Their mailing address and telephone number Transfer Online, Inc., 317 SW Alder Street, 2nd Floor, Portland, OR  97201 - Phone is (503) 227-2950.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDPENDENCE.

During the year ended June 30, 2011, there were no related party advances.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  The aggregate fees billed by GBH CPAs for professional services rendered for the audit of the Company’s annual financial statements for fiscal year ended June 30, 2011 approximated $5,500.  The aggregate fees billed by GBH CPAs for the review of the financial statements included in the Company’s Forms 10-Q for fiscal year 2011 approximated $2,500.  The aggregate fees billed by Tarvaran, Askelson & Company for professional services rendered for the audit of the Company’s annual financial statements for fiscal years ended June 30, 2010 and 2009 approximated $5,500 and $5,000 respectively.  The aggregate fees billed by Tarvaran, Askelson & Company for the review of the financial statements included in the Company’s Forms 10-Q for fiscal year 2011 and 2010 approximated $6,060 and $8,250 respectively.

Audit-Related Fees.  The aggregate fees billed by GBH CPAs and Tarvaran, Askelson & Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended June 30, 2011 and 2010, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0 and $0, respectively.

Tax Fees.  The aggregate fees billed by GBH CPAs and Tarvaran, Askelson & Company for professional services rendered for tax compliance, tax advice and tax planning for the fiscal year ended June 30, 2011 and 2010 were $0.

All Other Fees.  The aggregate fees billed by GBH CPAs and Tarvaran, Askelson & Company for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended June 30, 2011 and 2010 approximated $0.00 and $0.00 respectively.

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

PART IV

ITEM 15.  EXHIBITS AND REPORTS.

Exhibits

3.1	Articles of Incorporation (1)
3.2	Amendments to Articles of Incorporation (1)
3.1	Bylaws of the Corporation (1)
10.1	Preliminary Geological Survey
14.1	Code of Ethics (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (3)
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (3)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (3)
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (3)
__________________________________________________
(1) Incorporated by reference to the same exhibit filed with Amendment No. 3 to the Company’s Registration Statement on Form SB2 (Commission File No. 333-137170).
(2) Filed in the Form 10K for June 18, 2009
(3)  Filed herein.

ITEM 15: SIGNATURES

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant	Bonanza Goldfields Corporation

Date: December 30, 2011	By: /s/ Scott Geisler
Scott Geisler
Chief Executive Officer and Principle Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: December 30, 2011	By: /s/ Scott Geisler
Scott Geisler
Director

Date: December 30, 2011	By: /s/ William Berridge
William Berridge
Director