Form 10-Q
period 2011-09-30
Bonanza Goldfield Corp.
filed 2012-03-14
CIK 1439264

U.S. Securities and Exchange Commission
Washington, D.C. 20549
______________

FORM 10-Q
____________________

 (Mark One)
☑        Quarterly Report Pursuant to Section 13 or 15(d)
 of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

☐      Transition Report Pursuant to Section 13 or 15(d)
 of the Securities Exchange Act

For the transition period from N/A through N/A
____________________

Commission File No. 000-53612
____________________

Bonanza Goldfields Corp.
(Name of registrant as specified in its charter)

Nevada	26-2723015
State of Incorporation	IRS Employer Identification No

2415 East Camelback Road, Phoenix, AZ  85016
(Address of principal executive offices)

 (928) 251-4044
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

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non–Accelerated filer  ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding February 29, 2012
Common stock, $0.0001 par value	308,457,916

BONANZA GOLDFIELDS CORP.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

PART I – FINANCIAL INFORMATION

ITEM 1.    INTERIM FINANCIAL STATEMENTS AND NOTES TO INTERIM FINANCIAL STATEMENTS

General

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 2011.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ending June 30, 2012.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2011	2011
ASSETS:
CURRENT ASSETS
Cash	$2,344	$23,306
Total current assets	2,344	23,306

Property and equipment, net	10,152	7,250

Mining claims	250,000	250,000
TOTAL ASSETS	$262,496	$280,556

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$42,556	$93,342
Accrued interest	24,660	27,098
Accounts payable and accrued liabilities - related party	19,700	76,316
Deferred liabilities	50,000	50,000
Convertible note payable	-	53,000
Notes payable	532,465	520,269
TOTAL LIABILITIES	669,381	820,025

STOCKHOLDERS' DEFICIT:
Series A Preferred stock, $0.0001 par value, 20,000,000 shares authorized;
0 and 3,000,000 issued and outstanding as of
September 30, 2011 and June 30, 2011, respectively	-	300
Common stock, $0.0001 par value, 500,000,000 shares authorized;
284,257,916 and 278,507,916 issued and outstanding as of
September 30, 2011 and June 30, 2011, respectively	28,426	27,851
Additional paid-in capital	5,205,555	4,947,879
Deficit accumulated during exploration stage	(5,640,866)	(5,515,499)
TOTAL STOCKHOLDERS' DEFICIT	(406,885)	(539,469)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$262,496	$280,556

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Period from March 6, 2008 (inception) through
	2011	2010	September 30, 2011
		(Restated)

REVENUE	$-	$-	$-

OPERATING EXPENSES:
General and administrative	65,061	9,371	1,807,184
Exploration expense	27,701	-	210,739
Depreciation expense	121	-	121
Impairment of mining claims	-	565,700	714,700
Impairment of other assets	-	-	32,122

Total operating expenses	92,883	575,071	2,764,866

OTHER EXPENSES:
Interest expense	32,484	3,844	2,726,716
Loss on conversion of accounts payable	-	-	27,514
Loss on debt conversion	-	73,000	121,770
Total other expense	32,484	76,844	2,876,000

NET LOSS	$(125,367)	$(651,915)	$(5,640,866)

NET LOSS PER SHARE:
Basic and diluted	$(0.00)	$(0.01)
Weighted average of common shares
outstanding, basic and diluted	281,827,808	108,785,573

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASHFLOWS
(Unaudited)

	For the Three Months Ended September 30,		For the Period from March 6, 2008 (inception) through September 30,
	2011	2010	2011
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(125,367)	$(651,915)	$(5,640,866)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	121	-	121
Impairment of mining claims	-	565,700	714,700
Impairment of other assets	-	-	32,122
Options issued	-	-	2,500
Common stock issued for compensation	-	-	1,144,319
Beneficial conversion feature	-	-	2,074,827
Option issued for services	42,600	-	144,598
Loss on debt conversion	-	73,000	121,770
Loss on account payable conversion	-	-	27,514
Amortization of debt discount	12,196	-	81,153
Changes in assets and liabilities:
Accounts payable and accrued expenses	(53,224)	(5,405)	75,046
Accrued expenses - related party	(37,288)	3,844	43,972
Notes payable	-	-	(9,944)
Net cash used in operating activities	(160,962)	(14,776)	(1,188,168)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in mining property	-	-	(50,000)
Purchase of intangible asset	-	-	(99,000)
Net cash used in investing activities	-	-	(149,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investment	-	-	50,000
Repayment of notes payable	(53,000)	-	(110,500)
Proceeds from notes payable	-	16,300	358,800
Conversion of notes payables	-	-	60,452
Stock issued for interest expenses on debt	-	-	496,760
Proceeds from convertible debentures	-	-	31,000
Proceeds from the issuance of common stock	193,000	-	453,000
Net cash provided by financing activities	140,000	16,300	1,339,512

INCREASE (DECREASE) IN CASH	(20,962)	1,524	2,344
CASH, BEGINNING OF PERIOD	23,306	261	-
CASH, END OF PERIOD	$2,344	$1,785	$2,344

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$22,725	$3,844	$493,900
Income taxes paid	$-	$-	$-

NONCASH INVESTING AND FINANCING TRANSACTIONS

Common stock issued to acquire mining claim	$-	$458,700	$458,700
Common stock issued for fixed assets	$3,023	$-	$39,395
Common stock issued for accounts payable and accrued liabilities	$19,328	$-	$33,878
Common stock issued for conversion of debt	$-	$10,000	$126,267
Preferred stock issued for accrued compensation	$-	$-	$300

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Bonanza Goldfields Corp. (the “Company”) was incorporated under the laws of the State of Nevada on March 6, 2008 (Inception). On August 3, 2009, the Company elected to change its fiscal year end to June 30th from June 18th.  The Company is in the process of acquiring mineral properties or claims located in Arizona. The recoverability of amounts from the properties or claims will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying properties and/or claims, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property and/or claim agreements and to complete the development of the properties and/or claims, and upon future profitable production or proceeds for the sale thereof.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has a working deficit and has not generated revenues since inception. During the three months ended September 30, 2011, the Company incurred a net loss of $125,367.  For the period from inception through September 30, 2011, the Company has an accumulated deficit of $5,640,866.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Management is planning to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-K for the year ended June 30, 2011.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

Exploration Stage Company

The Company's financial statements are prepared pursuant to SEC guidance and Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 915, Development Stage Entities, as it devotes substantially all of its efforts to acquiring and exploring mining interests that will eventually provide sufficient net profits to sustain the Company’s existence.

Mineral property rights

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized. The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of September 30, 2011, management has determined that there was no impairment loss required for the three months then ended.

At such time as commercial production may commence, depletion of each mining property will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base. In cases where there are no proven or probable reserves, depletion will be provided on the straight-line basis over the expected economic life of the mine.

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management has determined that there is no impairment loss required for the three months ended September 30, 2011.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as during the period where a net loss is reported the inclusion of common stock equivalents would be antidilutive.

At September 30, 2011 and 2010, common stock equivalents consisted of warrants to purchase 12 million and 0 shares of common stock, respectively.

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

NOTE 3 – MINING CLAIMS

The following is a detail of mining claims at September 30, 2011 and June 30, 2011:

	September 30, 2011	June 30, 2011

Tarantula (Hull Lode) Mining Claim	$250,000	$250,000
Midas Placer Mining Claim	565,700	565,700
Osiris Gold Joint Venture	50,000	50,000
	865,700	865,700
Impairment of mining claims	(615,700)	(615,700)
Total Mining Claims	$250,000	$250,000

The Company has impaired all claims expect for the Tarantula (Hull Lode) mining claim.

NOTE 4 – NOTES PAYABLE

The Company had the following notes payable outstanding as of September 30, 2011 and June 30, 2011:

	September 30, 2011	June 30, 2011

Gold Exploration LLC (a)
Dated - June 1, 2008	$52,699	$52,699

Venture Capital International (b)
Dated – March 30, 2009	12,000	12,000

Venture Capital International (c)
Dated - May 7, 2009	17,000	17,000

Advantage Systems Enterprises Limited (d)
Dated – July 3, 2009	17,000	17,000

Advantage Systems Enterprises Limited (e)
Dated – August 7, 2009	10,000	10,000

Venture Capital International (f)
Dated – October 15, 2009	10,000	10,000

Advantage Systems Enterprises Limited (h)
Dated – November 9, 2009	25,000	25,000

Venture Capital International (g)
Dated – October 27,2009	7,000	7,000

Venture Capital International (i)
Dated – November 23, 2009	5,000	5,000

Strategic Relations Consulting, Inc. (j)
Dated – March 31, 2010	15,000	15,000

Gold Exploration LLC (l)
Dated July 29, 2010	97,000	97,000

Summit Technology Corporation, Inc. (k)
Dated November 22, 2010	7,000	7,000

Freedom Boat, LLC (before unamortized discount) (m)
Dated February 7, 2011	250,000	250,000

Asher Enterprises, Inc. Convertible Note (n)
Dated – April 6, 2011	-	53,000

Dr. Linh Nguyen (o)
Dated May 23, 2011	25,000	25,000
Total Notes and convertible note payable	549,699	602,699
Less current portion of long term debt	(532,465)	(573,269)
Less discount applicable to Freedom Boat, LLC Note	(17,234)	(29,430)
Long term debt	$-	$-

(a) The Company entered into a purchase agreement to purchase mining claims with Gold Exploration LLC in the amount of $99,000 on June 1, 2008. The Company paid $15,000 in cash and issued a note of $84,000 with an interest rate of 12% for the remaining balance. Pursuant to the purchase agreement, $7,000 should be paid each 90 days until the full principal balance plus accrued interest is paid off. As of September 30, 2011 and June 30, 2011, principal and accrued interest payable to Gold Exploration LLC for this note is $60,616 and $59,022, respectively.  This note is presently in default.

(b) On March 30, 2009, the Company issued a $12,000 demand promissory note to Venture Capital International, Inc. The note is due on demand with an interest rate of 5%.  As of September 30, 2011 and June 30, 2011, principal and accrued interest payable to Venture Capital International, Inc related to this note is $13,483 and $13,332, respectively.

(c) On May 7, 2009, the Company issued a $17,000 demand promissory note to Venture Capital International, Inc.   The note is due on demand and has an interest rate of 5%.  As of September 30, 2011 and June 30, 2011, principal and accrued interest payable to Venture Capital International, Inc. related to this note is $19,012 and $18,798, respectively.

(d) On July 3, 2009, the Company issued a $17,000 demand promissory note to Advantage Systems Enterprise Limited.  The note is due on demand with an interest rate of 5%.  As of September 30, 2011 and June 30, 2011, principal and accrued interest payable to Advantage Systems Enterprise Limited under this  note is $18,914 and $18,700 respectively.

(e) On August 7, 2009, the Company issued a $10,000 demand promissory note to Advantage Systems Enterprises Limited.  The note is due on demand with an interest rate of 5%. As of September 30, 2011 and June 30, 2011, principal and accrued interest payable to Advantage Systems Enterprise Limited, Inc. related to this is $11,074 and $10,948, respectively.

(f) On October 15, 2009, the Company issued a $10,000 demand promissory note to Venture Capital International.  The note is due on demand with an interest rate of 5%.  As of September 30, 2011 and June 30, 2011, principal and accrued interest payable to Venture Capital International related to this note is $10,979 and $10,853, respectively.

(g) On October 27, 2009, the Company issued a $7,000 demand promissory note to Venture Capital.  The note is due on demand with an interest rate of 5%.  As of September 30, 2011 and June 30, 2011, principal and accrued interest payable to with Venture Capital International related to this note is $7,674 and $7,586, respectively.

(h) On November 9, 2009, the Company issued a $25,000 demand promissory note to Advantage Systems Enterprise Limited.  The note is due on demand with an interest rate of 5%.  As of September 30, 2011 and June 30, 2011, principal and accrued interest payable to Advantage Systems Enterprise Limited related to this is $27,387 and $27,072, respectively.

(i) On November 23, 2009, the Company issued a $5,000 demand promissory note to Venture Capital International.  The note is due on demand with an interest rate of 5%. As of September 30, 2011 and June 30, 2011, principal and accrued interest payable to Venture Capital International related to this note is $5,463 and $5,400, respectively.

(j) On March 31, 2010, the Company issued a $15,000 demand promissory note to Strategic Relations Consulting, Inc.  The note is due on demand with an interest rate of 5%.  As of September 30, 2011 and June 30, 2011 principal and accrued interest payable to Strategic Relations Consulting, Inc. related to this note is $16,128 and $15,939, respectively.

(k) On November 22, 2010, the Company issued a $7,000 demand promissory note to Summit Technologies Corporation, Inc.  The note is due on demand with an interest rate of 5%.  As of September 30, 2011 and June 30, 2011, principal and accrued interest payable to Strategic Relations Consulting, Inc. related to this note is $7,299 and $7,211, respectively.

All of the demand promissory notes issued by the Company were unsecured.

(l) On July 29, 2010, the Company issued 8,300,000 common shares to Gold Exploration LLC, valued at $83,000 (or $0.01 per share) based upon the closing price of the Company’s stock on the date the agreement was executed, towards a $10,000 principal on the promissory note held by Gold Exploration LLC initially issued to Global Mineral Resources Corporation.  This payment of common stock reduced the outstanding balance of the note held by Gold Exploration LLC to $97,000. The Company recognized a loss on debt conversion of $73,000.  Recently the holder of the note called the balance of the note and demanded payment although the agreement states the note is not due until 2015.  The Company is in negotiations with the holder to resolve these matters.  The note is classified as a current liability on the balance sheet.

(m) On February 7, 2011, the Company issued a $250,000 promissory note with an interest rate of 12% per annum to Freedom Boat Company (“Freedom Boat”). Payment of $2,500 is due monthly from July 5, 2011 through December 5, 2011 with a final payment of interest and principal of $260,000 due on February 7, 2012. Freedom Boat also has a right to royalties under certain conditions. The note is secured by the Hull Lode claim, the West Acre Hull tract, property held by David Janney and 10,000,000 of the Company’s common shares currently held in escrow.  Proceed from the note was used to purchase Tarantula Mining Claim from Judgetown, LLC.  As of September 30, 2011 and June 30, 2011, the remaining principal owed was $250,000.    This note is presently in default but the Company is negotiating with the holder for an extension of this note.

(n) The Company entered into a convertible promissory note with Asher Enterprises, Inc. on April 6, 2011 in the amount of $53,000. The note was due and payable on January 9, 2012 with an interest rate of 8%.  The note is convertible into 53,127,506 common shares by the holder.  In September 2011, the Company paid $63,125 to satisfy all of the outstanding principal and accrued interest. $10,125 was recorded as interest expense. As of September 30, 2011 and June 30, 2011, the Company had a balance due including principal and accrued interest to Asher Enterprises, Inc. related to this promissory note in the amount of $0 and $53,883.

(o) The Company entered into a demand promissory note with Linh B. Ngnyen on May 23, 2011 in the amount of $25,000.  The note is due on demand with an interest rate of 5%.  As of September 30, 2011 and June 30, 2011, the Company had a balance due including principal and accrued interest to Linh B. Ngnyen related to this promissory note in the amount of $25,442 and $25,127, respectively.

NOTE 5 - EQUITY

During the three months ended September 30, 2011, the Company issued 25,000,000 shares of common stock for $193,000 in cash.

On September 23, 2011, the Company issued 750,000 shares of common stock, valued at $3,023, to purchase equipment.

During the three months ended September 30, 2011, as part of the resignation of David Janney, former Chief Executive Officer and Chief Financial Officer of the Company, Mr. Janney surrendered 20,000,000 common shares and 3,000,000 preferred shares of the Company. These shares were then cancelled and the Company recorded an adjustment to additional paid-in capital of $2,300. Additional paid-in capital was also decreased by $19,327 to write off the accrued compensation payable to Mr. Janney initially recorded in prior periods.

NOTE 6 – STOCK-BASED COMPENSATION

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

Effective June 6, 2011, the Board of Directors of the Company amended the 2008 Plan to increase the reserved grant shares from 1,000,000 common shares to 25,000,000 common shares.

The cost of all employee stock options, as well as other equity-based compensation arrangements, is reflected in the financial statements over the vesting period based on the estimated fair value of the awards.

A summary of warrant activity for the three months ended September 30, 2011 is presented below:

		Outstanding Warrants
	Shares Available for Grant	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

June 30, 2011	19,000,000	6,000,000	$0.01	3.73	$-
Grants	(6,000,000)	6,000,000	$0.01	4.90	-
Cancellations	-	-	-

September 30, 2011	13,000,000	12,000,000	$0.01	4.32	-

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

On August 23, 2011, the Company granted Mr. Michael Cao, consultant, 6,000,000 warrants to purchase common stock of the Company at a price of $0.01 per share. The warrants are fully vested, have a five year expected life, expire on August 23, 2016, and were valued at $42,600 using the Black-Scholes option-pricing model. The following inputs and assumptions were used in the option-pricing model:

Expected dividend yield	None
Volatility	271.67%
Weighted average risk free interest rate	0.95%
Weighted average expected life(in years)	5.00

NOTE 7 – RELATED PARTY TRANSACTIONS

As of September 30, 2011 and June 30, 2011, the Company has payable to related parties of $19,700 and $76,316 for services provided.

NOTE 8 – COMMITMENT AND CONTINGENCIES

The Company entered into a purchase agreement to purchase mining claims with Gold Exploration LLC in the amount of $99,000 on June 1, 2008. The agreement requires the Company to make royalty payments equal to 2% of the Net Smelter Returns (NSR) per year. The Company had no Smelter Returns for the three months ended September 30, 2011 and no royalties have been paid.  The agreement does not have any commitment dates of when production is to begin.

On June 17, 2011, the Company signed a joint venture agreement with Osiris Gold, Inc., a Colorado Corporation, and Sial Exploration, Inc., a Colorado Corporation (collectively, the “Partners”). The Partners are actively involved with the exploration, development, and mining of mineral deposits in the regional southwest. The agreement involves a 1,351 acre mining claim in the historic Red Mountain Mining District of Colorado’s San Juan Mountains. The Company and its Partners agreed to form Red Mountain LLC to operate and manage the joint venture through a joint venture company.  The Company will receive an initial 10% ownership interest in the joint venture company with the potential to increase that share to a maximum of 49%.  Pursuant to the agreement, the Company shall make a payment of $50,000 upon the execution of the agreement, a payment of $800,000 on July 1, 2011, and another payment of $700,000 on August 1, 2011.  $50,000 was paid in June 2011 and fully impaired during fiscal year ended June 30, 2011.  The Company is presently in default on this agreement and no additional payments that were scheduled have been paid.

On February 7, 2011, the Company entered into a $250,000 promissory note agreement with Freedom Boat which bears interest rate at 12%.  The agreement includes a royalty payment which includes 5% in royalty of its gross profits from gold extraction from Tarantula Placer Mine and 5% royalty payment from Hull Placer Mine.  The Company intends to re-negotiate the terms which would not include any royalty payments.

During the year ended June 30, 2011, prior management converted 80% of two notes from Venture Capital International for $12,000 dated March 30, 2009 and $17,000 dated May 7, 2009.  86,000,000 shares of common stock were issued to convert $23,200 in debt and $2,323 in accrued interest.  The fair value of those shares was $985,100.  The difference of $959,577 was expensed to loss on conversion of debt.  The prior CEO/CFO requested that Venture Capital International assign those notes to Gustavo Cifuentes Palma.  The Company was provided a signed debt purchase agreement purportedly executed by both Venture Capital International and Gustavo Cifuentes Palma dated November 2010.  Gustavo Cifuentues Palma then assigned 10% of these notes each to Tucker Financial Services, Inc., Vanilly Sky, S.A., Stock Loan Solutions, Euroline Clearing Corporation, Enavest Internacional S.A., and Nicolas Sprung.  In October 2011, the Company learned that the signatures on the original debt purchase agreement from Venture Capital International by Gustavo Cifuentes Palma were forgeries.  The agreement was never executed by Venture Capital International and Venture Capital International was never paid for the debt purchase.  Since the assignments have been deemed forgeries, the Company has recorded the stock issued as compensation and recorded compensation expense of $985,100.  The Company is uncertain of the affiliation between the prior CEO/CFO and Gustavo Cifuentes Palma and if he had any knowledge of the forgeries.

On October 25, 2011, David Janney resigned from all positions he held at the Company, including but not limited to, Chief Executive Officer, Chief Financial Officer, Chairman and member of the Board of Directors, and Secretary.  Scott Geisler was appointed Chief Executive Officer, President and Secretary of the Company.  Pen-Mun Foo was appointed Chief Financial Officer of the Company.

In October 2011, new management learned that the prior CEO/CFO failed to have entity level controls, lacked segregation of duties, among many other internal control deficiencies.  The Company believes that the prior CEO/CFO concealed these matters from the professional advisors until those advisors requested David Janney for additional documentation in which Mr. Janney acknowledged the following to new management and independent legal counsel:

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

a)
December 9, 2010: Tucker Financial Services, Inc. received 12,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the conversion of $2,900 of debt.

b)
January 24, 2011; Tucker Financial Services, Inc. received 12,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the conversion of $2,900 of debt.

c)
February 16, 2011: Stock Loan Solutions received 12,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the conversion of $2,900 of debt.

d)
February 22, 2011:  Nicolas Sprung of Tucker Financial Services, Inc. received 12,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the conversion of $2,900 of debt.

e)
April 18, 2011: Euroline Clearing Corporation received 7,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the conversion of $2,900 of debt.

f)
April 18, 2011:   Enavest International S.A., received 7,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the conversion of $2,900 of debt.

g)
April 18, 2011: Vanilla Sky, S.A. received 7,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the conversion of $2,900 of debt.

h)
June 28, 2011: Scott Geisler received 17,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although Mr. Geisler had no knowledge of the documentation provided by John Thomas was false and this was transacted through a Broker, Scottsdale Capital) for the conversion of $2,900 of debt.

All legal opinions related to these conversions, documentations, and issuances of shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 were prepared by John Thomas, Esq.

2.
The prior CEO/CFO personally sent $39,000 to a cable company in the Dominican Republic in which current management has been informed that David Janney owns/controls this company.  The Company settled this issue with David Janney in the settlement agreement discussed in note 10.

3.
John Thomas signed various documents as a Board member of the Company, a position which he has never lawfully held, including the transaction with Asher Enterprises, Inc., pursuant to which Asher received 53,000,000 shares of Bonanza common stock which represented about thirty-two (32%) percent of the issued and outstanding shares of the Company in exchange for a $53,000 promissory note.  Current management has negotiated the cash payment of this note and has cancelled the 53,000,000 common shares held in escrow.

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

In September 2011, David Janney created Board of Directors minutes dated June 15, 2011 for shares issued to employees of the company and included 1,000,000 shares issued to Frank Baumgartner.  Mr. Baumgartner was never issued the common shares as new management could not find any documents to support such issuance and the Company does not intend to issue these 1,000,000 common shares to Frank Baumgartner.

NOTE 9 – RESTATEMENT

The financial statements for the three months ended September 30, 2011 have been restated to correct the value of common stock issued to acquire Midas Placer Mining Claim in the amount of $41,700 and to reclassify $73,000 from interest expense related to a note held by Gold Exploration LLC to loss on conversion of debt.  Impacts of the restatement are as follows:

	Three Months Ended September 30, 2010 (Originally Reported)	Restatement	Three Months Ended September 30, 2010 (Restated)
Impairment of mining claim	$524,000	$41,700	$565,700
Interest expense	76,844	(73,000)	3,844
Loss on conversion of debt	–	73,000	73,000
Net loss	(610,215)	(41,700)	(651,915)
Net loss per share	(0.01)		(0.01)

NOTE 10– SUBSEQUENT EVENTS

On October 5, 2011, the Company acquired 28 Lode Claims expanding the Tarantula Project to over 500 Acres of contiguous property and the purchase price will be reflected at the completion of the assay study.

On October 11, 2011, the Company issued 1,000,000 common shares of stock to William C. Berridge for his services as a director of the Company.  These shares are valued at $11,000 based on the market price on the grant date and is expensed as consulting  expense during the second quarter for the year ended June 30, 2012.

In October and November, 2011, the Company issued 7,000,000 and 5,000,000 common shares of stock for $0.008 and $0.01 per share, respectively, for a total of $106,000 in cash.  Pursuant to the subscription agreement, the subscriber from October issuance has the right to sell the 7 million shares back to the Company after April 11, 2012.

On October 25, 2011, Pen-Mun Foo was appointed Chief Financial Officer of the Company. The company agreed to issue 1,000,000 million common shares for his services for the three months ended December 31, 2011.

On November 1, 2011, the Company entered into an agreement with Steve Ragan for $2,500 per month salary for a one-year contract.  Mr. Ragan provides corporate communications for the Company.

On November 4, 2011, the Company approved the issuance of 3,000,000 common shares for consulting services valued at $32,400 based on the market price of $0.0108 per share on the grant date.  In addition, the Company issued warrants to purchase 3,000,000 shares of the Company at $0.01 per share.  The warrants expire on November 4, 2015 and are valued at $29,814 using Black Sholes model.

On December 14, 2011, the Company entered into a consulting agreement for advisory services which would provide for a monthly advisory fee of $3,000 starting January 25, 2012 and issuance of 500,000 common shares.  This agreement will commence for one year. These shares have not been issued.

On December 28, 2011, the Company issued 700,000 common shares for consulting services valued at $5,600 based on the market price of $0.008 per share on the grant date.

On December 28, 2011, the Company issued 500,000 common shares valued at $4,000 based on the market price of $0.008 per share on the issuance date.  The common shares were issued in lieu of the interest expense for a $50,000 note from Charles Chapman.

On February 13, 2012, the Company entered into a consulting agreement with Benchmark Advisory Partners, LLC.  Benchmark will provide public relations services for six months.  Benchmark’s compensation for these services is 10,000,000 common shares of the Company. These shares have not been issued.

On February 26, 2012, the Company entered into a settlement agreement with David Janney (“DJ”) for his actions outlined in the June 30, 2011 Form 10K related to wrongfully issued common stock of the company, among many other things. The settlement agreement includes the following terms:

a.
The Company agreed to pay DJ 5 million shares of restricted Bonanza Goldfields common stock as a form of compensation. The shares will be paid in two tranches. The first payment of 2,500,000 shares will be paid upon the execution of this settlement. The second payment of 2,500,000 shares will be paid six months from the execution date of this settlement.

b.
The funds held in escrow by Christine Wright at the Wright Law Firm, P.A. on behalf of Freedom Boat, LLC for a loan under DJ’s name will be considered payment in full for DJ's return of 20,000,000 shares to the treasury on August 29, 2011.

c.	DJ agrees to not sell any more than 1,000,000 shares of his personnel holdings of Bonanza Goldfields common stock in the open market in any thirty day period.

d.
DJ agrees to return to the Company all of the Company’s property in his possession or in the possession of his family or agents including without limitation Bonanza's files and all documentation (and all copies thereof) dealing with the finances, operations and activities of the Company, its clients, employees or suppliers.

* * * * * * * * * * *

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” and “our” refer to Bonanza Goldfields Corporation, unless the context requires otherwise.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

Our areas of exploration are in geopolitically stable North American areas.  Our three exploration stage projects are located in Arizona and Colorado, of which our management believes have near-surface gold mineralization. Although Bonanza has interest in Red Mountain, Colorado and the Black Rock Basin, Arizona projects, management continues to focus all efforts on the flagship Tarantula Project, Congress, Arizona.

Bonanza Goldfields’ flagship Tarantula Project consists of 38 lode claims covering 600 acres of patented, private property claims and BLM claims in the Date Creek Mountains, Arizona consisting of both alluvial and mineralized quartz deposits.  A Preliminary Geological Survey of the claims and the immediate region is now completed of the Tarantula Project, prepared by Auric Resources International, Inc. of Wickenburg, Arizona. Shareholders can access the report at Bonanza Goldfields' official website: www.bonanzagoldfields.com (although this website is not incorporated by reference).

Highlights from the report include:

•
The large land package with widespread areas of anomalous gold values; proximity to the Congress Mine; large iron oxide rich quartz veins which exhibit mineralogical and structural similarities to the Congress, Niagara, Queen of the Hills, Golden Wave and other mineralized, economic vein systems in the area; and the presence of placer gold in widespread gravels indicates that the Tarantula Property may host a large, potentially economic gold deposit and, we believe, undoubtedly represents an excellent exploration target with potential for both placer and lode gold production from auriferous placers and veins.

•
Although some preliminary testing has been done on portions of the property, the majority of the land package has virgin placer gravels and large quartz veins that have never been explored or tested. The geologic setting of the property, in our estimation, is favorable for the concentration of placer gold in the local gravels that occur in drainage channels and elevated benches and for lode gold that occurs within the early Proterozoic granitic rocks as auriferous quartz fissure veins with locally abundant sulfides and iron oxides.

•
Auriferous quartz and quartz-sulfide veins occur on the Tarantula Property and many exhibit the same characteristics as those in the Congress Mine and other mines in the area. These veins ranged up to several feet in width and we believe have strike lengths ranging from hundreds to thousands of feet.

Prior to commencing the survey, extensive samplings were analyzed locally at multiple depths demonstrating the potential for high grade gold findings throughout the property.  Modern access for heavy equipment is already in place via our privately constructed roads, and rail is localized.  The claims are directly adjacent to the world famous historic Congress Mine, Arizona. The Congress Mine operated between 1887 and 1959 producing, according to managements understanding, about 400,000 ounces of lode gold.  Unique features appear ubiquitous throughout the immediate area, including greenstone dike extensions, placer gravel deposits, and vestiges of numerous pre-historic waterfalls.  Additionally, lode gold possibilities exist due to the extensions of schist and mineralized quartz veins in the immediate area of the Congress Mine. Our management believes the alluvial deposits originate from two ancient rivers that flowed in opposing directions during separate geological periods.

We expanded our flagship Tarantula Project with the acquisition of the Piedmont Mine, gold and silver mine in operation until 1940. The Piedmont Mine has been deemed by our geological team a highly prospective addition to the Tarantula Project. The acquisition expands the Tarantula Project to 38 lode mining claims covering over 600 acres of contiguous property directly adjacent to the historic Congress Mine which produced over 400,000 ounces of lode gold between 1887 and 1959.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011, Compared to Three Months Ended September 30, 2010

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

For the three months ended September 30, 2011, we generated no revenue. Our future revenue plan is uncertain and is dependent on our ability to effectively mine our products, generate sales, and obtain contract mining opportunities. There are no assurances of our ability to begin to mine our claim. The expenditures for of mining are cost intensive so it is critical for us to raise appropriate capital to implement our business plan.  We incurred losses of $125,367 for the three months ended September 30, 2011 and our losses since our inception through September 30, 2011 amount to $5,640,866.

Our operating expenses for exploration activities for the three months ended September 30, 2011 and 2010 were $27,701 and $0, respectively.  The costs associated with exploration activities included trenching, testing, hauling, and labor costs associated with the exploration of our gold mines claims.

Our general and administrative expenses for the three months ended September 30, 2011 were $65,061 compared to $9,371 for the three months ended September 30, 2010.  The increase is primarily attributable to the issuance of warrants for consulting services during the three months ended September 30, 2011.

During the three months ended September 30, 2010, we recorded $565,700 of impairment on mining claims.  Impairments were taken for mining claims that their carrying values exceeded their estimated net recoverable amounts.  No such impairment was recorded for the three months ended September 30, 2011.

Our interest expense for the three months ended September 30, 2011 was $32,484 compared to $3,844 for the three months ended September 30, 2010.  The decrease is primarily attributable the conversion of debt during the fiscal year ended June 30, 2011.

During the three months ended September 30, 2010, we recorded $73,000 for loss on debt conversion.  On July 29, 2010, the Company issued 8,300,000 common shares valued at $83,000 to Gold Exploration LLC towards a $10,000 payment on the promissory note and we recognized a loss on debt conversion of $73,000.  No such loss was recorded for the three months ended September 30, 2011.

Net loss decreased by $526,548 from $651,915 for the three months ended September 30, 2010 to $125,367 for the three months ended September 30, 2011 as a result of the items discussed above.

Liquidity and Capital Resources

Our cash used in operating activities for the three months ended September 30, 2011 was $160,962 compared to $14,776 for the three months ended September 30, 2010.   The increase in cash flows used in operations was primarily attributable to payment made to vendors during the three months ended September 30, 2011.

Our cash provided by financing activities for the three months ended September 30, 2011 was $140,000 as compared to $16,300 for 2010. The increase is due to the issuance of common stock for $193,000 cash during the three months ended September 30, 2011.

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

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. Most of our activity is the development and mining of our mining claim.

ITEM 4.  -  CONTROLS AND PROCEDURES

(a)	Evaluation of Effectiveness of Disclosure Controls and Procedures.

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

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

a)
December 9, 2010: Tucker Financial Services, Inc. received 12,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the conversion of $2,900 of debt.

b)
January 24, 2011; Tucker Financial Services, Inc. received 12,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the conversion of $2,900 of debt.

c)
February 16, 2011: Stock Loan Solutions received 12,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the conversion of $2,900 of debt.

d)
February 22, 2011:  Nicolas Sprung of Tucker Financial Services, Inc. received 12,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the  conversion of $2,900.

e)
April 18, 2011: Euroline Clearing Corporation received 7,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the conversion of $2,900 of debt.

f)
April 18, 2011:   Enavest International S.A., received 7,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the conversion of $2,900 of debt.

g)
April 18, 2011: Vanilla Sky, S.A. received 7,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the conversion of $2,900 of debt.

h)
June 28, 2011: Scott Geisler received 17,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although Mr. Geisler had no knowledge of the documentation provided by John Thomas was false and this was transacted through a Broker, Scottsdale Capital) for the conversion of $2,900 of debt.

All legal opinions related to these conversions, documentations, and issuances of shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 were prepared by John Thomas, Esq.

2.
The prior CEO/CFO personally sent $39,000 to a cable company in the Dominican Republic in which current management has been informed that David Janney owns/controls this company.  The prior CEO/CFO has, to date, refused to provide new management with invoices or evidence of the uses of these funds.

3.
John Thomas signed various documents as a Board member of the Company, a position which he has never lawfully held, including the transaction with Asher Enterprises, Inc., pursuant to which Asher received 53,000,000 shares of Bonanza common stock which represented about thirty-two (32%) percent of the issued and outstanding shares of the Company in exchange for a $53,000 promissory note.  Current management has negotiated the cash payment of this note and has cancelled the 53,000,000 common shares held in escrow.

4.
The prior CEO/CFO entered another agreement with Amazon Holding LLC to pay a finder’s fee for raising $250,000 in the acquisition of mining property.  These finder’s fees were 100% of the entire transaction with a 24% interest rate and current management is of the belief that David Janney was to receive 50% of those payments.  Current management still does not have an executed agreement with Amazon Holdings, LLC.

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

Changes in Internal Control Over Financial Reporting

During the fiscal year ended June 30, 2011 and September 30, 2011, there were changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

New management has implemented many new controls and procedures as follows:

Currently, as a small exploratory stage company, we maintain our internal controls through a segregation of duties between our principal executive officer and principal financial officer.  For example, all income suppliers’ invoices are delivered direct to the principal financial officer for recording in the books, checking and process.  The principal financial officer must submit all payments request to the principal officer for approval, allocation of cash and presentation of a check for mailing to the payee.  The principal financial officer conduct regular reconciliation for the bank account to make sure that all receipts and disbursements have been identified, supported by appropriate documentation and payment approval, and the transaction are matched to posting in the books of account.  As a small exploratory stage company, we have very limited financial activity during the year.  Thus, the current check and balance of the financial activity by our principal executive officer and principal financial officer provide sufficient control to ensure fairness, accuracy and properly disclose.  Any documents as it relate to the Company’s assessment is very limited as there only a limited number of business truncations.  No testing was performed on limited transaction within the Company by our principal executive officer and principal financial officer since 100% of the transactions were actually performed cy our principal execute officer and principal financial officer.  Our principal executive officer and principal financial officer concluded that adequate procedures were in place to approve and monitor all disbursement distributed by the Company and confirm all funds received by the Company.  Our principal execute officer and principal financial officer are responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined under the rules promulgate under Securities Exchange act of 1934.  Our principal executive officer and principal accounting officer have conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the frame work in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organization of the Treadway Commission.  Based the above evaluation, and in light of the prior deficiencies noted above, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was not effective as of September 30, 2011.

The Company has also engaged the services of a consulting CPA with prior public company experience, and accounting qualification to supervise and manage the Company’s accounting and record keeping.  In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no substantial changes of internal control over financial reporting during the quarter ended September 20, 2011 except as discussed above, that materially effects our internal controls over financial reporting.

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

a)
December 9, 2010: Tucker Financial Services, Inc. received 12,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the conversion of $2,900 of debt.

b)
January 24, 2011; Tucker Financial Services, Inc. received 12,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the conversion of $2,900 of debt.

c)
February 16, 2011: Stock Loan Solutions received 12,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the conversion of $2,900 of debt.

d)
February 22, 2011:  Nicolas Sprung of Tucker Financial Services, Inc. received 12,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the conversion of $2,900.

e)
April 18, 2011: Euroline Clearing Corporation received 7,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the conversion of $2,900 of debt.

f)
April 18, 2011:   Enavest International S.A., received 7,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the conversion of $2,900 of debt.

g)
April 18, 2011: Vanilla Sky, S.A. received 7,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although new management believes that such exemption was not available) for the conversion of $2,900 of debt.

h)
June 28, 2011: Scott Geisler received 17,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although Mr. Geisler had no knowledge of the documentation provided by John Thomas was false and this was transacted through a Broker, Scottsdale Capital) for the conversion of $2,900 of debt.

All legal opinions related to these conversions, documentations, and issuances of shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 were prepared by John Thomas, Esq.

2.
The prior CEO/CFO personally sent $39,000 to a cable company in the Dominican Republic in which current management has been informed that David Janney owns/controls this company.  The prior CEO/CFO has, to date, refused to provide new management with invoices or evidence of the uses of these funds.

3.
John Thomas signed various documents as a Board member of the Company, a position which he has never lawfully held, including the transaction with Asher Enterprises, Inc., pursuant to which Asher received 53,000,000 shares of Bonanza common stock which represented about thirty-two (32%) percent of the issued and outstanding shares of the Company in exchange for a $53,000 promissory note.  Current management has negotiated the cash payment of this note and has cancelled the 53,000,000 common shares held in escrow.

4.
The prior CEO/CFO entered another agreement with Amazon Holding LLC to pay a finder’s fee for raising $250,000 in the acquisition of mining property.  These finder’s fees were 100% of the entire transaction with a 24% interest rate and current management is of the belief that David Janney was to receive 50% of those payments.  Current management still does not have an executed agreement with Amazon Holdings, LLC.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously discussed in Item 1A of the Company's  Form 10-K for the year ended June 30, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the quarter ended September 30, 2011 the Company issued 25,000,000 shares of common stock for $193,000 in cash.

During the quarter ended September 30, 2011 the Company issued 750,000 shares of common stock for a payment of an accounts payable for the value of $3,023.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2011.

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

Registrant	Bonanza Goldfields Corp.

Date: March 13, 2012	By:	s/ Scott Geisler
Scott Geisler
Chairman, Chief Executive Officer (Principal Executive Officer)

Registrant	Bonanza Goldfields Corp.

Date: March 13, 2012	By:	/s/ Pen-Mun Foo
Pen-Mun Foo
Chief Financial Officer (Principal Accounting Officer,)