Form 10-Q
period 2011-12-31
Bonanza Goldfield Corp.
filed 2012-03-22
CIK 1439264

U.S. Securities and Exchange Commission
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

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
FOR THE THREE AND SIX MONTHS ENDED DECEMER 31, 2011 AND 2010

PART I – FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS AND NOTES TO INTERIM FINANCIAL STATEMENTS

General

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 2011.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the six months ended December 31, 2011 are not necessarily indicative of the results that can be expected for the year ending June 30, 2012.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2011	2011
ASSETS:
CURRENT ASSETS
Cash	$43,111	$23,306
Prepaid interest	3,918	-
Total current assets	47,029	23,306

Property and equipment, net	10,031	7,250

Mining claims	250,000	250,000
TOTAL ASSETS	$307,060	$280,556

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$45,162	$93,342
Accrued interest	28,206	27,098
Accounts payable and accrued liabilities - related party	18,500	76,316
Deferred liabilities	50,000	50,000
Convertible note payable	-	53,000
Notes payable	589,661	520,269
Refundable subscription	56,000	-
Stock payable	59,000	-
TOTAL LIABILITIES	846,529	820,025

STOCKHOLDERS' DEFICIT:
Series A Preferred stock, $0.0001 par value, 20,000,000 shares authorized;
0 and 3,000,000 issued and outstanding as of
December 31, 2011 and June 30, 2011, respectively	-	300
Common stock, $0.0001 par value, 500,000,000 shares authorized;
302,457,916 and 278,507,916 issued and outstanding as of
December 31, 2011 and June 30, 2011, respectively	30,246	27,851
Additional paid-in capital	5,346,849	4,947,879
Deficit accumulated during exploration stage	(5,916,564)	(5,515,499)
TOTAL STOCKHOLDERS' DEFICIT	(539,469)	(539,469)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$307,060	$280,556

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		For the Period from March 6, 2008 (inception) through
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011
		(Restated)		(Restated)

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative	163,974	286,166	229,035	295,537	1,971,158
Exploration expense	29,279	-	56,980	-	240,018
Depreciation expense	121	-	242	-	242
Impairment of mining claims	-	-	-	565,700	714,700
Impairment of other assets	-	-	-	-	32,122
Total operating expenses	193,374	286,166	286,257	861,237	2,958,240

OTHER EXPENSES:
Interest expense	23,324	3,867	55,808	7,711	2,750,040
Loss on conversion of accounts payable	-	-	-	-	27,514
Loss on debt conversion	-	-	-	73,000	121,770
Loss on settlement of litigation	59,000	-	59,000	-	59,000
Total other expense	82,324	3,867	114,808	80,711	2,958,324

NET LOSS	$(275,698)	$(290,033)	$(401,065)	$(941,948)	$(5,916,564)

NET LOSS PER SHARE:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average of common shares
outstanding, basic and diluted	296,739,636	133,930,138	289,310,889	121,357,856

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended		For the Period from March 6, 2008 (inception) through
	December 31,		December 31,
	2011	2010	2011
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(401,065)	$(941,948)	$(5,916,564)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	242	-	242
Impairment of mining claims	-	565,700	714,700
Impairment of other assets	-	-	32,122
Options issued	-	-	2,500
Common stock issued for compensation	59,300	240,000	1,203,619
Beneficial conversion feature	-	-	2,074,827
Option issued for services	72,414	-	174,412
Loss on debt conversion	-	73,000	121,770
Loss on accounts payable conversion	-	-	27,514
Amortization of debt discount	24,392	-	93,349
Stock issued for interest expense	82	-	496,842
Loss on settlement of litigation	59,000	-	59,000
Changes in assets and liabilities:
Accounts payable and accrued expenses	(47,072)	9,691	81,198
Accrued expenses - related party	(38,488)	30,000	42,772
Other payables	-	-	(9,944)
Net cash used in operating activities	(271,195)	(23,557)	(801,641)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in mining property	-	-	(50,000)
Purchase of intangible asset	-	-	(99,000)
Net cash used in investing activities	-	-	(149,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investment	-	-	50,000
Repayment of notes payable	(58,000)	-	(115,500)
Proceeds from notes payable	50,000	23,300	408,800
Conversion of notes payable	-	-	60,452
Proceeds from convertible note payable	-	-	31,000
Proceeds from the issuance of common stock	243,000	-	503,000
Proceeds from refundable subscription	56,000	-	56,000
Net cash provided by financing activities	291,000	23,300	993,752

INCREASE (DECREASE) IN CASH	19,805	(257)	43,111
CASH, BEGINNING OF PERIOD	23,306	261	-
CASH, END OF PERIOD	$43,111	$4	$43,111

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$30,225	$3,867	$501,400
Income taxes paid	$-	$-	$-

NONCASH INVESTING AND FINANCING TRANSACTIONS

Common stock issued to acquire mining claim	$-	$458,700	$458,700
Common stock issued for fixed assets	$3,023	$-	$39,395
Common stock issued for accounts payable and accrued liabilities	$19,328	$-	$33,878
Common stock issued for conversion of debt	$-	$83,000	$126,267
Common stock issued for prepaid interest	$3,918	$-	$3,918
Preferred stock issued for accrued compensation	$-	$-	$300

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Bonanza Goldfields Corp. (the “Company”) was incorporated under the laws of the State of Nevada on March 6, 2008 (Inception). On August 3, 2009, the Company changed its fiscal year end to June 30th from June 18th.  The Company is in the process of acquiring mineral properties or claims located in Arizona. The recoverability of amounts from the properties or claims will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying properties and/or claims, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property and/or claim agreements and to complete the development of the properties and/or claims, and upon future profitable production or proceeds for the sale thereof.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has a working deficit and has not generated revenues since inception. During the six months ended December 31, 2011, the Company incurred a net loss of $401,065.  For the period from inception through December 31, 2011, the Company has an accumulated deficit of $5,916,564.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Management is planning to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

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

Mineral property rights

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized. The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of December 31, 2011, management has determined that there was no impairment loss required for the six months then ended.

At such time as commercial production may commence, depletion of each mining property will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base. In cases where there are no proven or probable reserves, depletion will be provided on the straight-line basis over the expected economic life of the mine.

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management has determined that there is no impairment loss required for the six months ended December 31, 2011.

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

At December 31, 2011 and 2010, common stock equivalents consisted of warrants to purchase 15 million and 0 shares of common stock, respectively.

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

NOTE 3 – MINING CLAIMS

The following is a detail of mining claims at December 31, 2011 and June 30, 2011:

	December 31, 2011	June 30, 2011

Tarantula (Hull Lode) Mining Claim	$250,000	$250,000
Midas Placer Mining Claim	565,700	565,700
Osiris Gold Joint Venture	50,000	50,000
	865,700	865,700
Impairment of mining claims	(615,700)	(615,700)
Total Mining Claims	$250,000	$250,000

The Company has impaired all claims expect for the Tarantula (Hull Lode) mining claim.

NOTE 4 – NOTES PAYABLE

The Company had the following notes payable outstanding  as of December 31, 2011 and June 30, 2011:

	December 31, 2011	June 30, 2011

Gold Exploration LLC (a)
Dated - June 1, 2008	$52,699	$52,699

Venture Capital International (b)
Dated – March 30, 2009	12,000	12,000

Venture Capital International (c)
Dated - May 7, 2009	17,000	17,000

Advantage Systems Enterprises Limited (d)
Dated – July 3, 2009	17,000	17,000

Advantage Systems Enterprises Limited (e)
Dated – August 7, 2009	10,000	10,000

Venture Capital International (f)
Dated – October 15, 2009	10,000	10,000

Venture Capital International (g)
Dated – October 27,2009	7,000	7,000

Advantage Systems Enterprises Limited (h)
Dated – November 9, 2009	25,000	25,000

Venture Capital International (i)
Dated – November 23, 2009	5,000	5,000

Strategic Relations Consulting, Inc. (j)
Dated – March 31, 2010	15,000	15,000

Gold Exploration LLC (l)
Dated July 29, 2010	97,000	97,000

Summit Technology Corporation, Inc. (k)
Dated November 22, 2010	2,000	7,000

Freedom Boat, LLC (before unamortized discount) (m)
Dated February 7, 2011	250,000	250,000

Asher Enterprises, Inc. Convertible Note (n)
Dated – April 6, 2011	-	53,000

Dr. Linh B. Nguyen (o)
Dated May 23, 2011	25,000	25,000

Mr. Charles Chapman (p)
Dated December 27, 2011	50,000	-
Total Notes and convertible note payable	594,699	602,699
Less current portion of long term debt	(589,661)	(573,269)
Less discount applicable to Freedom Boat, LLC Note	(5,038)	(29,430)
Long term debt	$-	$-

(a) The Company entered into a purchase agreement to purchase mining claims with Gold Exploration LLC in the amount of $99,000 on June 1, 2008. The Company paid $15,000 in cash and issued a note of $84,000 with an interest rate of 12% for the remaining balance. Pursuant to the purchase agreement, $7,000 should be paid each 90 days until the full principal balance plus accrued interest is paid off. As of December 31, 2011 and June 30, 2011, principal and accrued interest payable to Gold Exploration LLC for this note is $62,210 and $59,022, respectively.  This note is presently in default.

(b) On March 30, 2009, the Company issued a $12,000 demand promissory note to Venture Capital International, Inc. The note is due on demand with an interest rate of 5%.  As of December 31, 2011 and June 30, 2011, principal and accrued interest payable to Venture Capital International, Inc. related to this note is $13,634 and $13,332, respectively.

(c) On May 7, 2009, the Company issued a $17,000 demand promissory note to Venture Capital International, Inc.   The note is due on demand and has an interest rate of 5%.  As of December 31, 2011 and June 30, 2011, principal and accrued interest payable to Venture Capital International, Inc. related to this note is $19,226 and $18,798, respectively.

(d) On July 3, 2009, the Company issued a $17,000 demand promissory note to Advantage Systems Enterprise Limited.  The note is due on demand with an interest rate of 5%.  As of December 31, 2011 and June 30, 2011, principal and accrued interest payable to Advantage Systems Enterprise Limited under this note is $19,128 and $18,700 respectively.

(e) On August 7, 2009, the Company issued a $10,000 demand promissory note to Advantage Systems Enterprises Limited.  The note is due on demand with an interest rate of 5%. As of December 31, 2011 and June 30, 2011, principal and accrued interest payable to Advantage Systems Enterprise Limited, Inc. related to this is $11,200 and $10,948, respectively.

(f) On October 15, 2009, the Company issued a $10,000 demand promissory note to Venture Capital International.  The note is due on demand with an interest rate of 5%.  As of December 31, 2011 and June 30, 2011, principal and accrued interest payable to Venture Capital International related to this note is $11,105 and $10,853, respectively.

(g) On October 27, 2009, the Company issued a $7,000 demand promissory note to Venture Capital.  The note is due on demand with an interest rate of 5%.  As of December 31, 2011 and June 30, 2011, principal and accrued interest payable to with Venture Capital International related to this note is $7,762 and $7,586, respectively.

(h) On November 9, 2009, the Company issued a $25,000 demand promissory note to Advantage Systems Enterprise Limited.  The note is due on demand with an interest rate of 5%.  As of December 31, 2011 and June 30, 2011, principal and accrued interest payable to Advantage Systems Enterprise Limited related to this is $27,702 and $27,072, respectively.

(i) On November 23, 2009, the Company issued a $5,000 demand promissory note to Venture Capital International.  The note is due on demand with an interest rate of 5%. As of December 31, 2011 and June 30, 2011, principal and accrued interest payable to Venture Capital International related to this note is $5,526 and $5,400, respectively.

(j) On March 31, 2010, the Company issued a $15,000 demand promissory note to Strategic Relations Consulting, Inc.  The note is due on demand with an interest rate of 5%.  As of December 31, 2011 and June 30, 2011 principal and accrued interest payable to Strategic Relations Consulting, Inc. related to this note is $16,317 and $15,939, respectively.

(k) On November 22, 2010, the Company issued a $7,000 demand promissory note to Summit Technologies Corporation, Inc.  The note is due on demand with an interest rate of 5%.  As of December 31, 2011 and June 30, 2011, principal and accrued interest payable to Strategic Relations Consulting, Inc. related to this note is $2,261 and $7,211, respectively.

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

(m) On February 7, 2011, the Company issued a $250,000 promissory note with an interest rate of 12% per annum to Freedom Boat LLC (“Freedom Boat”). Payment of $2,500 is due monthly from July 5, 2011 through December 5, 2011 with a final payment of interest and principal of $260,000 due on February 7, 2012. Freedom Boat also has a right to royalties under certain conditions. The note is secured by the Hull Lode claim, the West Acre Hull tract, property held by David Janney and 10,000,000 of the Company’s common shares currently held in escrow.  Proceed from the note was used to purchase Tarantula Mining Claim from Judgetown, LLC.  As of December 31, 2011 and June 30, 2011, the remaining principal owed was $250,000.  This note is presently in default but the Company is negotiating with the holder an extension of this note.

(n) The Company entered into a convertible promissory note with Asher Enterprises, Inc. on April 6, 2011 in the amount of $53,000. The note was due and payable on January 9, 2012 with an interest rate of 8%.  The note is convertible into 53,127,506 common shares by the holder.  As of June 30, 2011, the Company had a balance due including principal and accrued interest to Asher Enterprises, Inc. related to this promissory note in the amount of $53,883.  In September 2011, the Company paid $63,125 to satisfy all of the outstanding principal and accrued interest. $10,125 was recorded as interest expense.

(o) The Company entered into a demand promissory note with Linh B. Ngnyen on May 23, 2011 in the amount of $25,000.  The note is due on demand with an interest rate of 5%.  As of December 31, 2011 and June 30, 2011, the Company had a balance due including principal and accrued interest to Linh B. Ngnyen related to this promissory note in the amount of $25,757 and $25,127, respectively.

(p) On December 27, 2011, the Company issued a $50,000 promissory note to Mr. Charles Chapman.  The note was due on February 15, 2012 with an interest rate of 12%.  Pursuant to the agreement, Mr. Chapman has the right to receive 500,000 shares of the Company’s common stock in lieu of interest payment. On December 28, 2011, the Company issued the 500,000 shares and recorded prepaid interest of $4,000. As of December 28, 2011, unamortized prepaid interest was $3,918. This note was amended on March 19, 2012 to extend the due date to May 15, 2012.

NOTE 5 - EQUITY

During the six months ended December 31, 2011, the Company issued 30,000,000 shares of common stock for $243,000 in cash.

On September 23, 2011, the Company issued 750,000 shares of common stock, valued at $3,023, to purchase equipment.

On October 12, 2011, the Company issued 7,000,000 shares of common stock to an investor for $56,000 cash. Pursuant to subscription agreement, the investor has a right to sell the 7 million shares back to the Company at an interest rate of 12% after April 11, 2012. Proceed of $56,000 from this issuance has been recorded as refundable subscription.

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

During the  six months ended Decembers 31, 2011 the Company issued 5,700,000 shares of common stock to its director, officer and consultants for services valued at $59,300.

On December 28, 2011, the Company issued 500,000 shares to prepay the interest of a note held by Mr. Charles Chapman.

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

A summary of warrant activity for the six months ended December 31, 2011 is presented below:

		Outstanding Warrants
	Shares Available for Grant	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

June 30, 2011	19,000,000	6,000,000	$0.01	3.73	$-
Grants	(9,000,000)	9,000,000	$0.01	4.65	-
Cancellations	-	-	-

December 31, 2011	10,000,000	15,000,000	$0.01	4.02	-

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

On August 23, 2011, the Company granted Mr. Michael Cao, consultant, 6,000,000 warrants to purchase common stock of the Company at a price of $0.01 per share. The warrants are fully vested, have a five year expected life, expire on August 23, 2015, and were valued at $42,600 using the Black-Scholes option-pricing model. The following inputs and assumptions were used in the option-pricing model:

Expected dividend yield	None
Volatility	271.67%
Weighted average risk free interest rate	0.95%
Weighted average expected life (in years)	5.00

On November 4, 2011, the Company granted Mr. Jack Chow, consultant, 3,000,000 warrants to purchase common stock of the Company at a price of $0.01 per share. The warrants are fully vested, have a four year expected life, expire on November 4, 2016, and were valued at $29,814 using the Black-Scholes option-pricing model. The following inputs and assumptions were used in the option-pricing model:

Expected dividend yield	None
Volatility	273.09%
Weighted average risk free interest rate	0.88%
Weighted average expected life (in years)	4.00

NOTE 7 – RELATED PARTY TRANSACTIONS

As of December 31, 2011 and June 30, 2011, the Company has payable to related parties of $18,500 and $76,316 for services provided.

NOTE 8 – COMMITMENT AND CONTINGENCIES

The Company entered into a purchase agreement to purchase mining claims with Gold Exploration LLC in the amount of $99,000 on June 1, 2008. The agreement requires the Company to make royalty payments equal to 2% of the Net Smelter Returns (NSR) per year. The Company had no Smelter Returns for the six months ended December 31, 2011 and no royalties have been paid.  The agreement does not have any commitment dates of when production is to begin.

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

On February 7, 2011, the Company entered into a $250,000 promissory note agreement with Freedom Boat which bears interest rate at 12%.  The agreement includes a royalty payment which includes 5% in royalty of its gross profits from gold extraction from the Tarantula Placer Mine and 5% royalty payment from the Hull Placer Mine.  The Company intends to re-negotiate the terms which would not include any royalty payments.

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

2.
The prior CEO/CFO personally sent $39,000 to a cable company in the Dominican Republic in which current management has been informed that David Janney owns/controls this company.  The Company settled this issue with David Janney in the settlement agreement discussed in note 12.

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

NOTE 9– LOSS ON SETTLEMENT OF LITIGATION

On February 26, 2012, the Company entered into a settlement agreement with David Janney (our former CEO/CFO) for his actions outlined in the June 30, 2011 Form 10-K related to wrongfully issued common stock of the Company, among many other things. The settlement agreement includes the following terms:

a.
The Company agreed to issue 5 million shares of restricted Bonanza Goldfields common stock to Mr. Janney as a form of compensation. The shares will be paid in two tranches. The first 2,500,000 shares should be issued upon the execution of the settlement. The Company is in the process of issuing these shares. The second 2,500,000 shares will be issued six months from the execution date of the settlement.

b.
The funds held in escrow by Christine Wright at the Wright Law Firm, P.A. on behalf of Freedom Boat, LLC for a loan under Mr. Janney’s name will be considered payment in full for Mr. Janney's return of 20,000,000 shares to the treasury on August 29, 2011.

c.	Mr. Jannney agreed not to sell any more than 1,000,000 shares of his personnel holdings of Bonanza Goldfields common stock in the open market in any thirty-day period.

d.
Mr. Janney agrees to return to the Company all of the Company’s property in his possession or in the possession of his family or agents including without limitation Bonanza's files and all documentation (and all copies thereof) dealing with the finances, operations and activities of the Company, its clients, employees or suppliers.

The Company recorded loss of $59,000 on this settlement in the quarter ended December 31, 2011 as a recognized subsequent event.  During the period from October 1, 2011 through December 31, 2011, the Company was in discussion with Mr. Janney’s attorney related to litigation for causes of action against Mr. Janney during his tenure as Chief Executive Officer and Chief Financial Officer and Mr. Janney was demanded by the Company for the return of 20,000,000 common shares.  The Company did not compensate David Janney for this period.

NOTE 10 – RESTATEMENT

The financial statements for the six months ended December 31, 2010 have been restated mainly to correct the misstatements resulting from the fradulent conversion of two notes issued to Venture Capital International (See Note 10).

	Six Months Ended December 31, 2010 (Originally Reported)	Restatement		Six Months Ended December 31, 2010(Restated)
Statement of Operations
General and administrative	$22,842	$30,000	(a)	$295,537
		240,000	(b)
		2,695	(c)
Impairment of mining claims	207,080	358,620	(d)	565,700
Interest expense	251,388	(73,000)	(e)	7,711
		(170,677)	(f)
Loss on debt conversion	-	73,000	(e)	73,000
Net Loss	(481,310)	(460,638)		(941,948)
Loss per share	(0.00)	(0.01)		(0.01)

	Six Months Ended December 31, 2010 (Originally Reported)	Restatement		Six Months Ended December 31, 2010 (Restated)
Statements of Cash flows
Net loss	$(481,310)	$(460,638)		$(941,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mining claims	207,080	358,620	(d)	565,700
Common stock issued for compensation	-	240,000	(b)	240,000
Beneficial conversion feature	243,677	(73,000)	(e)	-
		(170,677)	(f)
Loss on debt conversion	-	73,000	(e)	73,000
Changes in assets and liabilities:
Accounts payable and accrued expenses	6,996	2,695	(c)	9,691
Accrued expenses - related party	-	30,000	(a)	30,000
Net cash used in operating activities	$(23,557)	$-		$(23,557)

(a)	To record accrued compensation to David Janney for the service from October 2010 to December 2010.
(b)	To record shares issued to Tucker Financial Services Inc. on December 9, 2010 as stock compensation.
(c)	To record understated professional fees.
(d)	To correct the value of common stock issued to acquire Midas Placer Mining Claim which was fully impaired.
(e)	To reclassify $73,000 from interest expense related to a note held by Gold Exploration LLC to loss on conversion of debt.
(f)	To adjust interest expense originally reported as the beneficial conversion feature of two notes fraudulently assigned to Gustavo Cifuentes Palma.

NOTE 11– SUBSEQUENT EVENTS

On February 13, 2012, the Company entered into a consulting agreement with Benchmark Advisory Partners, LLC.  Benchmark will provide public relations services for six months.  Benchmark’s compensation for these services is $10,000.  In the September 30, 2011 Form 10-Q, the Company reported that Benchmark compensation would be 10,000,000 common shares, which was reported in error.

On March 12, 2012, the Company issued a $75,000 convertible note to Mr. Leroy Steury. The note is due on June 12, 2012 with an interest rate of 10% and is convertible into 7,500,000 shares of the Company's common stock.

On March 19, 2012, the Company amended the $50,000 promissory note to Mr. Charles Chapman dated December 27, 2011.  Pursuant to the amendment, maturity date of this note was extended from February 5, 2012 to May 15, 2012.  As a consideration for the amendment, the Company agreed to issue 500,000 shares of common stock to Mr. Chapman.

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

RESULTS OF OPERATIONS

Three and Six Months Ended December 31, 2011 Compared to Three and Six Months Ended December 31, 2010

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

For the three and six months ended December 31, 2011, we generated no revenue. Our future revenue plan is uncertain and is dependent on our ability to effectively mine our products, generate sales, and obtain contract mining opportunities. There are no assurances of our ability to begin to mine our claim. The expenditures for mining are cost intensive so it is critical for us to raise appropriate capital to implement our business plan.  We incurred losses of $275,698 for the three months ended December 31, 2011, compared to $290,033 for the three months ended December 31, 2010. We incurred losses of $401,065 for the six months ended December 31, 2011, compared to $941,948 for the six months ended December 31, 2010. Our losses since our inception through December 31, 2011 amount to $5,916,564.

Our operating expenses for exploration activities for the three months ended December 31, 2011 and 2010 were $29,279 and $0, respectively. The costs associated with exploration activities included trenching, testing, hauling, and labor costs associated with the exploration of our gold mines claims. For the six months ended December 31, 2011 and 2010, exploration expenses were $56,980 and $0, respectively.

Our general and administrative expenses for the three months ended December 31, 2011 and 2010 were $163,974 and $286,166, respectively. For the six months ended December 31, 2011 and 2010, general and administrative expenses were $229,035 and $295,537, respectively.  The decrease was primarily related to the issuance of shares for notes fraudulently converted by prior management during the six months ended December 31, 2010. The value of the shares issued was recorded in consulting expense.

During the six months ended December 31, 2010, we recorded $565,700 of impairment on mining claims.  Impairments were taken for mining claims that their carrying values exceeded their estimated net recoverable amounts.  No such impairment was recorded for the six months ended December 31, 2011.

Our interest expense for the three months ended December 31, 2011 and 2010 was $23,324 and $3,867, respectively. For the six months ended December 31, 2011 and 2010, interest expense was $55,808 and $7,711, respectively.  The increase is primarily attributable to the increase in debt outstanding.

During the six months ended December 31, 2010, we recorded $73,000 for loss on debt conversion.  On July 29, 2010, the Company issued 8,300,000 common shares valued at $83,000 to Gold Exploration LLC towards a $10,000 payment on the promissory note and we recognized a loss on debt conversion of $73,000.  No such loss was recorded for the three months ended December 31, 2011.

Net loss decreased by $14,335 and $540,883, respectively, from $290,033 and $941,948 for the three and six months ended December 31, 2010, respectively, to $275,698 and $401,065 for the three and six months ended December 31, 2011, respectively, as a result of the items discussed above.

Liquidity and Capital Resources

Our cash used in operating activities for the six months ended December 31, 2011 was $271,195 compared to $23,557 for the six months ended December 31, 2010.   The increase in cash used in operations was primarily attributable to payment made to vendors and related parties during the six months ended December 31, 2011.

Our cash provided by financing activities for the six months ended December 31, 2011 was $291,000,  compared to $23,300 for the six months ended December 31, 2010. The increase is mainly due to the issuance of common stock for $299,000 cash during the six months ended December 31, 2011.

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

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

2.
The prior CEO/CFO personally sent $39,000 to a cable company in the Dominican Republic in which current management has been informed that David Janney owns/controls this company.  The Company settled this issue with David Janney in February 2011.

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

Presently, legal counsel has demanded the return of all of David Janney common stock of 20,000,000 shares related to the material deficiencies and potential breach of fiduciary duty while holding the positions of Chief Executive Officer and Chief Financial Officer of the Company from November 2010 through his resignation.  The Company has sought the advice of legal counsel to determine the appropriate course of action.  (See Note 9 – Loss on Legal Settlement to the financial statements)

Changes in Internal Control Over Financial Reporting

During the fiscal year ended June 30, 2011 and the six months ended December 31, 2011, there were changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

New management has implemented many new controls and procedures as follows:

Currently, as a small exploratory stage company, we maintain our internal controls through a segregation of duties between our principal executive officer and principal financial officer.  For example, all incoming suppliers’ invoices are delivered direct to the principal financial officer for recording in the books, checking and processing.  The principal financial officer must submit all payments request to the principal officer for approval, allocation of cash and presentation of a check for mailing to the payee.  The principal financial officer conduct regular reconciliation for the bank account to make sure that all receipts and disbursements have been identified, supported by appropriate documentation and payment approval, and the transaction are matched to posting in the books.  As a small exploratory stage company, we have very limited financial activity during the year.  Thus, the current check and balance of the financial activity by our principal executive officer and principal financial officer provide sufficient control to ensure fairness, accuracy and properly disclose.  Document related to the Company’s assessment is very limited as there are only a limited number of business transactions.  No testing was performed on limited transactions within the Company by our principal executive officer and principal financial officer since 100% of the transactions were actually performed by our principal execute officer and principal financial officer.  Our principal executive officer and principal financial officer concluded that adequate procedures were in place to approve and monitor all disbursement distributed by the Company and confirm all funds received by the Company.  Our principal execute officer and principal financial officer are responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined under the rules promulgate under Securities Exchange act of 1934.  Our principal executive officer and principal accounting officer have conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the frame work in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organization of the Treadway Commission.  Based the above evaluation, and in light of the prior deficiencies noted above, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2011.

The Company has also engaged the services of a consulting CPA with prior public company experience, and accounting qualification to supervise and manage the Company’s accounting and record keeping.  In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no substantial changes of internal control over financial reporting during the quarter ended December 31, 2011 except as discussed above, that materially effects our internal controls over financial reporting.

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

2.
The prior CEO/CFO personally sent $39,000 to a cable company in the Dominican Republic in which current management has been informed that David Janney owns/controls this company.  The Company settled this issue with David Janney in February 2011.

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

Presently, legal counsel has demanded the return of all of David Janney common stock of 20,000,000 shares related to the material deficiencies and potential breach of fiduciary duty while holding the positions of Chief Executive Officer and Chief Financial Officer of the Company from November 2010 through his resignation.   The Company has sought the advice of legal counsel to determine the appropriate course of action.   (See Note 9 – Loss on Legal Settlement to the financial statements)

ITEM 1A.     RISK FACTORS

There have been no material changes to the risk factors previously discussed in Item 1A of the Company's  Form 10-K for the year ended June 30, 2011.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the six months ended December 31, 2011, the Company issued 30,000,000 shares of common stock for $243,000 in cash.

On September 23, 2011, the Company issued 750,000 shares of common stock, valued at $3,023, to purchase equipment.

On December 28, 2011, the Company issued 500,000 shares to prepay the interest of a note held by Mr. Charles Chapman.

On October 12, 2011, the Company issued 7,000,000 shares of common stock to an investor for $56,000 cash. Pursuant to subscription agreement, the investor has a right to sell the 7 million shares back to the Company at an interest rate of 12% after April 11, 2012.

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

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended December 31, 2011.

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

Bonanza Goldfields Corp.
Registrant
Date: March 22, 2012	By:	/s/ Scott Geisler
Scott Geisler
Chairman, Chief Executive Officer (Principal Executive Officer)

Bonanza Goldfields Corp.
Registrant
Date: March 22, 2012	By:	/s/ Pen-Mun Foo
Pen-Mun Foo
Chief Financial Officer (Principal Accounting Officer,)