Form 10-Q
period 2012-03-31
Bonanza Goldfield Corp.
filed 2012-05-15
CIK 1439264

U.S. Securities and Exchange Commission
Washington, D.C. 20549
____________________

FORM 10-Q
____________________

(Mark One)

   ☐   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer   ☐       Accelerated filer   ☐       Non–Accelerated filer   ☐      Smaller reporting company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding April 30, 2012
Common stock, $0.0001 par value	330,862,680

BONANZA GOLDFIELDS CORP.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011

PART I – FINANCIAL INFORMATION

ITEM 1.   INTERIM FINANCIAL STATEMENTS AND NOTES TO INTERIM FINANCIAL STATEMENTS

General

The accompanying interim financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 2011.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the nine months ended March 31, 2012 are not necessarily indicative of the results that can be expected for the year ending June 30, 2012.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2012	2011
ASSETS:
CURRENT ASSETS
Cash	$69,587	$23,306
Prepaid expenses	5,000	-
Total current assets	74,587	23,306

Property and equipment, net	9,911	7,250

Mining claims	250,000	250,000
TOTAL ASSETS	$334,498	$280,556

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$46,326	$93,342
Accrued interest	27,948	27,098
Accounts payable and accrued liabilities - related party	18,500	76,316
Deferred liabilities	50,000	50,000
Convertible note payable	-	53,000
Notes payable, net of discount $71,748 and $29,430	597,951	520,269
Stock payable	29,500	-
TOTAL LIABILITIES	770,225	820,025

STOCKHOLDERS' DEFICIT:
Series A Preferred stock, $0.0001 par value, 20,000,000 shares authorized;
0 and 3,000,000 issued and outstanding as of
March 31, 2012 and June 30, 2011, respectively	-	300
Common stock, $0.0001 par value, 500,000,000 shares authorized;
311,529,345 and 278,507,916 issued and outstanding as of
March 31, 2012 and June 30, 2011, respectively	31,153	27,851
Additional paid-in capital	5,585,442	4,947,879
Deficit accumulated during exploration stage	(6,052,322)	(5,515,499)
TOTAL STOCKHOLDERS' DEFICIT	(435,727)	(539,469)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$334,498	$280,556

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the Period
	March 31,		March 31,		from March 6, 2008
					(inception) through
	2012	2011	2012	2011	March 31, 2012
		(Restated)		(Restated)

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative	89,836	548,435	318,871	843,972	2,060,994
Exploration expense	10,852	11,440	67,832	11,440	250,870
Depreciation expense	120	-	362	-	362
Impairment of mining claims	-	-	-	565,700	714,700
Impairment of other assets	-	-	-	-	32,122

Total operating expenses	100,808	559,875	387,065	1,421,112	3,059,048

OTHER EXPENSES:
Interest expense	34,950	9,908	90,758	17,619	2,784,990
Loss on conversion of accounts payable	-	-	-	-	27,514
Loss on debt conversion	-	23,500	-	96,500	121,770
Loss on settlement of litigation	-	-	59,000	-	59,000
Total other expenses	34,950	33,408	149,758	114,119	2,993,274

NET LOSS	$(135,758)	$(593,283)	$(536,823)	$(1,535,231)	$(6,052,322)

NET LOSS PER SHARE:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average common shares
outstanding, basic and diluted	304,578,551	165,745,355	294,365,241	130,867,229

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended		For the Period
	March 31,		from March 6, 2008
			(inception) through
	2012	2011	March 31, 2012
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(536,823)	$(1,535,231)	$(6,052,322)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	362	-	362
Impairment of mining claims	-	565,700	714,700
Impairment of other assets	-	-	32,122
Options issued	-	-	2,500
Common stock issued for compensation	62,800	687,700	1,207,119
Beneficial conversion feature	-	-	2,074,827
Option issued for services	72,414	-	174,412
Loss on debt conversion	-	96,500	121,770
Loss on accounts payable conversion	-	-	27,514
Amortization of debt discount	48,182	6,895	117,139
Stock issued for interest expense	4,000	-	500,760
Loss on settlement of litigation	59,000	-	59,000
Changes in assets and liabilities:
Prepaid expenses	(5,000)	-	(5,000)
Accounts payable and accrued expenses	(46,166)	82,825	82,104
Accrued expenses - related party	(38,488)	22,050	42,772
Other payables	-	-	(9,944)
Net cash used in operating activities	(379,719)	(73,561)	(910,165)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in mining property	-	-	(50,000)
Purchase of intangible asset	-	-	(99,000)
Net cash used in investing activities	-	-	(149,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from investment	-	50,000	50,000
Repayment of notes payable	(58,000)	-	(115,500)
Proceeds from notes payable	125,000	23,300	483,800
Conversion of notes payable	-	-	60,452
Proceeds from convertible note payable	-	-	31,000
Proceeds from the issuance of common stock	359,000	-	619,000
Net cash provided by financing activities	426,000	73,300	1,128,752

INCREASE (DECREASE) IN CASH	46,281	(261)	69,587
CASH, BEGINNING OF PERIOD	23,306	261	-
CASH, END OF PERIOD	$69,587	$-	$69,587

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$32,725	$9,908	$503,900
Income taxes paid	$-	$-	$-

NONCASH INVESTING AND FINANCING TRANSACTIONS

Common stock issued to acquire mining claim	$-	$250,000	$458,700
Common stock issued for fixed assets	$3,023	$-	$39,395
Common stock issued for accounts payable and accrued liabilities	$19,328	$-	$33,878
Common stock issued for conversion of debt	$-	$83,000	$126,267
Common stock issued for debt modification	$15,500	$-	$63,887
Common stock to be issued for settlement of litigation	$29,500	$-	$29,500
Preferred stock issued for accrued compensation	$-	$-	$300

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has a working deficit and has not generated revenues since inception. During the nine months ended March 31, 2012, the Company incurred a net loss of $536,823.  For the period from inception through March 31, 2012, the Company has an accumulated deficit of $6,052,322.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Management is planning to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

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

Mineral property rights

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized. The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of March 31, 2012, management has determined that there was no impairment loss required for the nine months then ended.

At such time as commercial production may commence, depletion of each mining property will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base. In cases where there are no proven or probable reserves, depletion will be provided on the straight-line basis over the expected economic life of the mine.

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management has determined that there is no impairment loss required for the nine months ended March 31, 2012.

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

At March 31, 2012 and 2011, common stock equivalents consisted of warrants to purchase 15 million and 0 shares of common stock, respectively.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – MINING CLAIMS

The following is a detail of mining claims at March 31, 2012 and June 30, 2011:

	March 31, 2012	June 30, 2011

Tarantula (Hull Lode) Mining Claim	$250,000	$250,000
Midas Placer Mining Claim	565,700	565,700
Osiris Gold Joint Venture	50,000	50,000
	865,700	865,700
Impairment of mining claims	(615,700)	(615,700)
Total Mining Claims	$250,000	$250,000

The Company has impaired all claims expect for the Tarantula (Hull Lode) mining claim.

NOTE 4 – NOTES PAYABLE

The Company had the following notes payable outstanding as of March 31, 2012 and June 30, 2011:

	March 31, 2012	June 30, 2011

Gold Exploration LLC (a)
Dated - June 1, 2008	$52,699	$52,699

Venture Capital International (b)
Dated – March 30, 2009	12,000	12,000

Venture Capital International (c)
Dated - May 7, 2009	17,000	17,000

Advantage Systems Enterprises Limited (d)
Dated – July 3, 2009	17,000	17,000

Advantage Systems Enterprises Limited (e)
Dated – August 7, 2009	10,000	10,000

Venture Capital International (f)
Dated – October 15, 2009	10,000	10,000

Venture Capital International (g)
Dated – October 27,2009	7,000	7,000

Advantage Systems Enterprises Limited (h)
Dated – November 9, 2009	25,000	25,000

Venture Capital International (i)
Dated – November 23, 2009	5,000	5,000

Strategic Relations Consulting, Inc. (j)
Dated – March 31, 2010	15,000	15,000

Gold Exploration LLC (l)
Dated July 29, 2010	97,000	97,000

Summit Technology Corporation, Inc. (k)
Dated November 22, 2010	2,000	7,000

Freedom Boat, LLC (before unamortized discount) (m)
Dated February 7, 2011	250,000	250,000

Asher Enterprises, Inc. Convertible Note (n)
Dated – April 6, 2011	-	53,000

Dr. Linh B. Nguyen (o)
Dated May 23, 2011	25,000	25,000

Mr. Charles Chapman (p)
Dated December 27, 2011	50,000	-
Mr. Leroy Steury
Dated March 12, 2012 (q)	75,000	-
Total notes and convertible note payable	669,699	602,699
Less current portion of long-term debt	(597,951)	(573,269)
Less note discount	(71,748)	(29,430)
Long term debt	$-	$-

(a) The Company entered into a purchase agreement to purchase mining claims with Gold Exploration LLC in the amount of $99,000 on June 1, 2008. The Company paid $15,000 in cash and issued a note for $84,000 with an interest rate of 12% for the remaining balance. Pursuant to the purchase agreement, $7,000 should be paid each 90 days until the full principal balance plus accrued interest is paid off. As of March 31, 2012 and June 30, 2011, principal and accrued interest payable to Gold Exploration LLC for this note is $63,770 and $59,022, respectively.  This note is presently in default.

(b) On March 30, 2009, the Company issued a $12,000 demand promissory note to Venture Capital International, Inc. The note is due on demand with an interest rate of 5%.  As of March 31, 2012 and June 30, 2011, principal and accrued interest payable to Venture Capital International, Inc. related to this note is $13,782 and $13,332, respectively.

(c) On May 7, 2009, the Company issued a $17,000 demand promissory note to Venture Capital International, Inc.   The note is due on demand and has an interest rate of 5%.  As of March 31, 2012 and June 30, 2011, principal and accrued interest payable to Venture Capital International, Inc. related to this note is $19,436 and $18,798, respectively.

(d) On July 3, 2009, the Company issued a $17,000 demand promissory note to Advantage Systems Enterprise Limited.  The note is due on demand with an interest rate of 5%.  As of March 31, 2012 and June 30, 2011, principal and accrued interest payable to Advantage Systems Enterprise Limited under this note is $19,338 and $18,700 respectively.

(e) On August 7, 2009, the Company issued a $10,000 demand promissory note to Advantage Systems Enterprises Limited.  The note is due on demand with an interest rate of 5%. As of March 31, 2012 and June 30, 2011, principal and accrued interest payable to Advantage Systems Enterprise Limited, Inc. related to this is $11,323 and $10,948, respectively.

(f) On October 15, 2009, the Company issued a $10,000 demand promissory note to Venture Capital International.  The note is due on demand with an interest rate of 5%.  As of March 31, 2012 and June 30, 2011, principal and accrued interest payable to Venture Capital International related to this note is $11,228 and $10,853, respectively.

(g) On October 27, 2009, the Company issued a $7,000 demand promissory note to Venture Capital.  The note is due on demand with an interest rate of 5%.  As of March 31, 2012 and June 30, 2011, principal and accrued interest payable to with Venture Capital International related to this note is $7,849 and $7,586, respectively.

(h) On November 9, 2009, the Company issued a $25,000 demand promissory note to Advantage Systems Enterprise Limited.  The note is due on demand with an interest rate of 5%.  As of March 31, 2012 and June 30, 2011, principal and accrued interest payable to Advantage Systems Enterprise Limited related to this is $28,010 and $27,072, respectively.

(i) On November 23, 2009, the Company issued a $5,000 demand promissory note to Venture Capital International.  The note is due on demand with an interest rate of 5%. As of March 31, 2012 and June 30, 2011, principal and accrued interest payable to Venture Capital International related to this note is $5,588 and $5,400, respectively.

(j) On March 31, 2010, the Company issued a $15,000 demand promissory note to Strategic Relations Consulting, Inc.  The note is due on demand with an interest rate of 5%.  As of March 31, 2012 and June 30, 2011 principal and accrued interest payable to Strategic Relations Consulting, Inc. related to this note is $16,502 and $15,939, respectively.

(k) On November 22, 2010, the Company issued a $7,000 demand promissory note to Summit Technologies Corporation, Inc.  The note is due on demand with an interest rate of 5%.  As of March 31, 2012 and June 30, 2011, principal and accrued interest payable to Strategic Relations Consulting, Inc. related to this note is $2,286 and $7,211, respectively.

All of the demand promissory notes issued by the Company were unsecured.

(l) On July 29, 2010, the Company issued 8,300,000 common shares to Gold Exploration LLC, valued at $83,000 (or $0.01 per share) based upon the closing price of the Company’s stock on the date the agreement was executed, to partially repay  $10,000 of principal on the promissory note held by Gold Exploration LLC initially issued to Global Mineral Resources Corporation.  This payment of common stock reduced the outstanding balance of the note held by Gold Exploration LLC to $97,000. The Company recognized a loss on debt conversion of $73,000.  Recently the holder of the note called the balance of the note and demanded payment although the agreement states the note is not due until 2015 and the Company is not in default of the terms of the note.  The Company is in negotiations with the holder to resolve these matters.  The note is classified as a current liability on the balance sheet.

(m) On February 7, 2011, the Company issued a $250,000 promissory note with an interest rate of 12% per annum to Freedom Boat LLC (“Freedom Boat”). Payment of $2,500 is due monthly from July 5, 2011 through December 5, 2011 with a final payment of interest and principal of $260,000 due on February 7, 2012. Freedom Boat also has a right to royalties under certain conditions. The note is secured by the Hull Lode claim, the West Acre Hull tract, property held by David Janney and 10,000,000 of the Company’s common shares currently held in escrow.  Proceed from the note was used to purchase Tarantula Mining Claim from Judgetown, LLC.  As of March 31, 2012 and June 30, 2011, the remaining principal owed was $250,000.  This note is presently in default but the Company is negotiating with the holder for an extension of this note.

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

(o) The Company entered into a demand promissory note with Linh B. Ngnyen on May 23, 2011 in the amount of $25,000.  The note is due on demand with an interest rate of 5%.  As of March 31, 2012 and June 30, 2011, the Company had a balance due including principal and accrued interest to Linh B. Ngnyen related to this promissory note in the amount of $26,065 and $25,127, respectively.

(p) On December 27, 2011, the Company issued a $50,000 promissory note to Mr. Charles Chapman.  The note was due on February 15, 2012 with an interest rate of 12%.  Pursuant to the note agreement, Mr. Chapman has the right to receive 500,000 shares of the Company’s common stock in lieu of interest payment. On December 28, 2011, the Company issued the 500,000 shares valued at $4,000 in lieu of the interest.  On March 19, 2012, the note agreement was amended to extend the due date to May 15, 2012.  Pursuant to the amendment, the Company issued an additional 500,000 common shares valued at $15,500.

(q) On March 12, 2012, the Company issued a $75,000 convertible note to Mr. Leroy Steury. Mr. Leroy Steury has the right to receive 7.5 million shares of common stock in lieu of unpaid principal and interest before June 17, 2012. The Company recorded a beneficial conversion feature of $75,000 on March 12, 2012 and amortized debt discount of $15,489 during the nine months ended March 31, 2012.

NOTE 5 - EQUITY

During the nine months ended March 31, 2012, the Company issued 42,571,429 shares of common stock for $359,000 in cash.  Within the 42,571,429 shares issued, 7,000,000 shares were issued to an investor with a right to sell the shares back to the Company at an interest rate of 12% after April 11, 2012. On April 12, 2012, the holder waived the right to sell 7 million shares back. As  consideration, the Company issued the investor warrants to purchase 2,500,000 shares of the Company’s common stock at $0.02 per share. The warrants expire on October 11, 2012 and have a fair value of $66,985 on the grant date. Proceeds of $56,000 from this issuance originally recorded as refundable subscription has been reclassified to additional paid-in capital.

On September 23, 2011, the Company issued 750,000 shares of common stock valued at $3,023 to purchase equipment.

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

During the nine months ended March 31, 2012, the Company issued 6,200,000 shares of common stock to its director, officer and consultants for services valued at $62,800.

On December 28, 2011, the Company issued 500,000 shares of common stock in lieu of interest payment of a note held by Mr. Charles Chapman. The shares were valued at $4,000.

On February 26, 2012, the Company issued 2,500,000 shares to David Janney, former officer, pursuant to a settlement agreement. See Note 9.

On March 19, 2012, the Company issued 500,000 shares to a note holder pursuant to an amendment to a note agreement. See Note 4 (p).

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

A summary of warrant activity for the nine months ended March 31, 2012 is presented below:

		Outstanding Warrants
	Shares Available for Grant	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

June 30, 2011	19,000,000	6,000,000	$0.01	3.73	$-
Grants	(9,000,000)	9,000,000	$0.01	4.65	-
Cancellations	-	-	-

March 31, 2012	10,000,000	15,000,000	$0.01	4.02	-

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

NOTE 7 – RELATED PARTY TRANSACTIONS

As of March 31, 2012 and June 30, 2011, the Company has payables to related parties of $18,500 and $76,316 for services provided.

NOTE 8 – COMMITMENT AND CONTINGENCIES

The Company entered into a purchase agreement to purchase mining claims with Gold Exploration LLC in the amount of $99,000 on June 1, 2008. The agreement requires the Company to make royalty payments equal to 2% of the Net Smelter Returns (NSR) per year. The Company had no Smelter Returns for the nine months ended March 31, 2012 and no royalties have been paid.  The agreement does not have any commitment dates of when production is to begin.

On June 17, 2011, the Company signed a joint venture agreement with Osiris Gold, Inc., a Colorado Corporation, and Sial Exploration, Inc., a Colorado Corporation (collectively, the “Partners”). The Partners are actively involved with the exploration, development, and mining of mineral deposits in the regional southwest. The agreement involves a 1,351 acre mining claim in the historic Red Mountain Mining District of Colorado’s San Juan Mountains. The Company and its Partners agreed to form Red Mountain LLC to operate and manage the joint venture through a joint venture company.  The Company will receive an initial 10% ownership interest in the joint venture company with the potential to increase that share to a maximum of 49%.  Pursuant to the agreement, the Company shall make a payment of $50,000 upon the execution of the agreement, a payment of $800,000 on July 1, 2011, and another payment of $700,000 on August 1, 2011.  $50,000 was paid in June 2011 and fully impaired during fiscal year ended June 30, 2011.  The Company is presently in default on this agreement and no additional payments that were scheduled have been paid.  The Company has settled this agreement and paid the outstanding legal fees of $3,170.

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

h)
June 28, 2011: Scott Geisler received 17,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although Mr. Geisler had no knowledge of the documentation provided by John Thomas was false for the conversion of $2,900 of debt.  On February 23, 2012 the Company cancelled the common shares and reissued based upon the original pricing of the shares.

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

On December 14, 2011, the Company entered into a consulting agreement for advisory services which would provide for a monthly advisory fee of $3,000 starting January 25, 2012 and the issuance of 500,000 common shares.  The term of this agreement is one year.

On February 13, 2012, the Company entered into a consulting agreement with Benchmark Advisory Partners, LLC.  Benchmark will provide public relations services for nine months.  Benchmark’s compensation for these services is $10,000.  In the September 30, 2011 Form 10-Q, the Company reported that Benchmark compensation would be 10,000,000 common shares, which was reported in error.

NOTE 9– LOSS ON SETTLEMENT OF LITIGATION

On February 26, 2012, the Company entered into a settlement agreement with David Janney (our former CEO/CFO) for his actions outlined in the June 30, 2011 Form 10-K related to wrongfully issued common stock of the Company, among many other things. The settlement agreement includes the following terms:

a.
The Company agreed to issue 5 million shares of restricted Bonanza Goldfields common stock to Mr. Janney as a form of compensation. The shares will be paid in two tranches. The first 2,500,000 shares should be issued upon the execution of the settlement and is issued on March 19, 2012. The second 2,500,000 shares will be issued six months from the execution date of the settlement.

b.
The funds held in escrow by Christine Wright at the Wright Law Firm, P.A. on behalf of Freedom Boat, LLC for a loan under Mr. Janney’s name will be considered payment in full for Mr. Janney's return of 20,000,000 shares to the treasury on August 29, 2011.

c.	Mr. Janney agreed not to sell any more than 1,000,000 shares of his personnel holdings of Bonanza Goldfields common stock in the open market in any thirty-day period.

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

NOTE 10 – RESTATEMENT

The financial statements for the three and nine months ended March 31, 2011 have been restated mainly to correct the misstatements resulting from the fraudulent conversion of two notes issued to Venture Capital International (See Note 8).

	Three months Ended March 31, 2011 (Originally Reported)	Restatement		Three months Ended March 31, 2011 (Restated)

Statement of Operations
General and administrative	164,043	403,200	(a)	548,435
		32,000	(b)
		(44,500	)(c)
		(6,308	)(d)
Exploration expense	37,440	(32,000	)(b)	11,440
		6,000	(e)
Interest expense	6,463	7,677	(h)	9,908
		6,894	(c)
		(10,000	)(i)
		(1,126	)(d)
Loss on debt conversion	426,000	(8,000	)(j)	23,500
		(394,500	)(k)
Net Loss	(633,946)	(40,663)		(593,283)
Loss per share	(0.00)	(0.0)		(0.00)

	Nine months Ended March 31, 2011 (Originally Reported)	Restatement		Nine months Ended March 31, 2011(Restated)
Statement of Operations
General and administrative	216,993	643,200	(a)	843,972
		32,000	(b)
		(44,500	)(c)
		(3,721	)(d)
Exploration expense	37,440	(32,000	)(b)	11,440
		6,000	(e)
Impairment of mining claims	207,080	358,620	(f)	565,700
Interest expense	257,938	(73,000	)(g)	17,619
		(163,000	)(h)
		6,894	(c)
		(10,000	)(i)
		(1,213	)(d)
Loss on debt conversion	586,676	73,000	(g)	96,500
		(8,000	)(j)
		(394,500	)(k)
		(160,676	)(i)
Net Loss	(1,306,127)	(229,104)		(1,535,231)
Loss per share	(0.00)	(0.01)		(0.01)

	Nine months Ended March 31, 2011 (Originally Reported)	Restatement		Nine months Ended March 31, 2011 (Restated)
Statements of Cash flows
Net loss	$(1,306,127)	$(229,104)		$(1,535,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mining claims	207,080	358,620	(f)	565,700
Loss on debt conversion	586,756	73,000	(g)	96,500
		(8,000	)(j)
		(394,500	)(k)
		(160,676	)( i )
		(80	)(d)
Common stock issued for compensation	89,000	643,200	(a)	687,700
		(44,500	)(c)
Beneficial conversion feature	243,677	(73,000	)(g)	-
		(170,677	)( i )
Amortization of debt discount	-	6,895	(c)	6,895
Changes in assets and liabilities:
Accounts payable and accrued expenses	84,003	(1,178	)(d)	82,825
Accrued expenses - related party	22,050			22,050
Net cash used in operating activities	$(73,561)	$-		$(73,561)

(a)	To record shares issued to Tucker Financial Services Inc. and Stock Loan Solutions LLC as stock compensation.
(b)	To reclassify payment made to Multicom, Inc. and OM Telecom to officer compensation of David Janney.
(c)	To adjust the value of stock issued for the modification of note payable to Freedom Boat and record the amortization. Legal fee was originally recorded at $44,500.
(d)	Other miscellaneous adjustments.
(e)	To adjust unrecorded expenses.
(f)	To correct the value of common stock issued to acquire Midas Placer Mining Claim which was fully impaired.
(g)	To reclassify $73,000 from interest expense related to a note held by Gold Exploration LLC to loss on conversion of debt.
(h)	To adjust interest expense originally reported as the beneficial conversion feature of two notes fraudulently assigned to Gustavo Cifuentes Palma.
(i)	To remove beneficial conversion feature recorded by mistake.
(j)	To correct value of common stock issued to Pop Holdings, Ltd upon note conversion.
(k)	To reverse the fraudulent conversion of note payable to Advantage of $87,000.

NOTE 11– SUBSEQUENT EVENTS

On April 11, 2012, the Company issued 13,333,335 common shares for $200,000 in cash.

On October 12, 2011, the Company issued 7,000,000 shares of common stock to an investor for $56,000 cash. Pursuant to the subscription agreement, the investor has a right to sell the 7 million shares back to the Company at an interest rate of 12% after April 11, 2012. On April 12, 2012, the investor modified the agreement to waive the right to sell 7 million shares back.  As consideration, the Company issued the investor warrants to purchase 2,500,000 shares of the Company’s common stock at $0.02 per share. The warrants expire on October 11, 2012 and have a fair value of $66,985 on the grant date. Proceeds of $56,000 from this issuance were originally recorded as refundable subscription and has been reclassified to additional paid-in capital as of March 31, 2012.

On May 11, 2012 Pen Foo resigned as Chief Financial Officer and Scott Geisler accepted the position of Interim Chief Financial Officer, and Principle Accounting Officer.

On April 6, 2012, Peter Cao was appointed as a member of the Board of Directors and the chief operating officer of the Company.

On May 8, 2012, the Company entered into an employment contract with Mr. Cao. Pursuant to the agreement, the Company will pay monthly compensation of $1,000. Mr. Cao is also entitled to 2,000,000 common shares at $0.06 per share for the production or increase in the Company’s market value for every $15 million up to $100 million.  Additionally, Mr. Cao is granted options to purchase a total of 8,000,000 common shares. Options for 4 million common shares exercisable at $0.025 per share vest immediately. After six months of Mr. Cao’s employment with the Company, additional options to purchase 4,000,000 shares at $0.025 per share will vest. The 8,000,000 options are valued at $198,519.

On May 10, 2012, the Company entered into a two-year employment contract with Mr. Scott Geisler,  Chief Executive Officer.  The agreement allows the immediate accrual of unpaid salary from August 29, 2011 at $100,000 per year.  Mr. Geisler will also receive a longevity bonus equal to the sum of $20,000 plus $5,000 for each year of service. The longevity bonus shall be paid in cash on each anniversary of the effective date of this agreement.  The Company will also pay for health insurance benefits with the health insurance policy adopted by the Board of Directors.  The Company also issued stock options to purchase a total of 17,000,000 common shares. Options for 8,500,000 common shares at $0.01 per share vest immediately.  Additional options to purchase 8,500,000 common shares at $0.01 per share will vest in August 2012.  The 17,000,000 options are valued at $507,862.  These options have a term of 5 years and could be exercised cashless.

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

Bonanza Goldfields’ flagship Tarantula Project consists of 38 lode claims covering 600 acres of unpatented, private property claims and BLM claims in the Date Creek Mountains, Arizona consisting of both alluvial and mineralized quartz deposits.  A Preliminary Geological Survey of the claims and the immediate region is now completed of the Tarantula Project, prepared by Auric Resources International, Inc. of Wickenburg, Arizona. Shareholders can access the report at Bonanza Goldfields' official website: www.bonanzagoldfields.com (although this website is not incorporated by reference).

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

The Black Rock Basin (BRB) Project claim group is currently comprised of 320 acres on BLM (“Bureau of Land Management”) ground in the southern part of the Vulture Mining District, Maricopa County, Arizona in the northeastern Belmont Mountains. The property is located along a twelve mile northwest mineralized trend where several gold and copper mines previously operated. Bulk sampling during Bonanza's reconnaissance reveals promising higher level gold values over six large target zones. Approximately 400 soil samples were taken on a surveyed grid. These samples were sent to Chemex Labs in Reno, Nevada and analyzed for 32 elements including gold, silver, copper, lead & zinc. The results obtained from this work indicate a minimum of six gold anomalies within the claim boundaries. Over ten bulk samples returned gold values in excess of 3400 ppb (0.10+ oz/ton), including 2% copper, 20% lead, 15% zinc and up to 7 ounces of silver per ton. Property within the BRB Project experienced minor prospecting during the early 1900's through numerous small prospect pits, shallow shafts, adits, and small tunnels. There is no formal record of production on the BRB property. The property is located approximately 80 miles west of Phoenix and 25 miles southwest of Wickenburg, Arizona, and is accessible year round. The BRB Project is situated within the lower hills and flats of the northern Belmont Mountain Range with elevations from 1900 feet to 2500 feet.  Current management is investigating to determine if the claims has lapsed with the Bureau of Land Management in Arizona.

RESULTS OF OPERATIONS

Three and Nine months Ended March 31, 2012 Compared to Three and Nine months Ended March 31, 2011

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

For the three and nine months ended March 31, 2012, we generated no revenue. Our future revenue plan is uncertain and is dependent on our ability to effectively mine our products, generate sales, and obtain contract mining opportunities. There are no assurances of our ability to begin to mine our claim. The expenditures for mining are cost intensive so it is critical for us to raise sufficient capital to implement our business plan.  We incurred losses of $135,758 for the three months ended March 31, 2012, compared to $593,283 for the three months ended March 31, 2011. We incurred losses of $536,823 for the nine months ended March 31, 2012, compared to $1,535,231 for the nine months ended March 31, 2011. Our losses since our inception through March 31, 2012 amount to $6,052,322.

Our operating expenses for exploration activities for the three months ended March 31, 2012 and 2011 were $10,852 and $11,440, respectively. The costs associated with exploration activities included trenching, testing, hauling, and labor costs associated with the exploration of our gold mines claims. For the nine months ended March 31, 2012 and 2010, exploration expenses were $67,832 and $11,440, respectively.

Our general and administrative expenses for the three months ended March 31, 2012 and 2010 were $89,836 and $548,435, respectively. For the nine months ended March 31, 2012 and 2011, general and administrative expenses were $318,871 and $843,972, respectively.  The decrease was primarily related to the issuance of shares for notes we believe were fraudulently converted by prior management during the nine months ended March 31, 2011. The value of the shares issued was recorded in consulting expense.

During the nine months ended March 31, 2011, we recorded $565,700 of impairment on mining claims.  Impairments were taken for mining claims that their carrying values exceeded their estimated net recoverable amounts.  No such impairment was recorded for the nine months ended March 31, 2012.

Our interest expense for the three months ended March 31, 2012 and 2011 was $34,950 and $9,908, respectively. For the nine months ended March 31, 2012 and 2011, our interest expense was $90,758 and $17,619, respectively.  The increase is primarily attributable to the increase in debt outstanding.

During the nine months ended March 31, 2011, we recorded $96,500 for loss on debt conversion.  On July 29, 2010, we issued 8,300,000 common shares valued at $83,000 to Gold Exploration LLC towards a $10,000 payment on the promissory note and we recognized a loss on debt conversion of $73,000.  On February 17, 2011, we issued 5,000,000 common shares valued at $62,500 to settle a note payable of $39,000 to Pop Holdings, Inc. and recorded a loss of $23,500. No such loss was recorded for the nine months ended March 31, 2012.

On February 26, 2012, the Company entered into a settlement agreement with David Janney, former CEO. Pursuant to the settlement agreement, the Company agreed to issue 5,000,000 common shares to David Janney.
These shares were valued at $59,000 and recorded as loss on settlement of litigation. No such loss was recorded for the nine months ended March 31, 2011.

Liquidity and Capital Resources

Our cash used in operating activities for the nine months ended March 31, 2012 was $379,719 compared to $73,561 for the nine months ended March 31, 2011.   The increase in cash used in operations was primarily attributable to payment made to vendors and related parties during the nine months ended March 31, 2012.

Our cash provided by financing activities for the nine months ended March 31, 2012 was $426,000, compared to $73,300 for the nine months ended March 31, 2011. The increase is mainly due to the issuance of common stock for $359,000 cash and proceeds from notes payable of $125,000 during the nine months ended March 31, 2012 compared to proceeds from notes payable of $23,300 during the nine months ended March 31, 2011.

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

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Changes in Internal Control Over Financial Reporting

During the fiscal year ended June 30, 2011 and the nine months ended March 31, 2012, there were changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

New management has implemented many new controls and procedures as follows:

Currently, as a small exploratory stage company, we maintain our internal controls through a segregation of duties between our principal executive officer and principal financial officer.  For example, all incoming suppliers’ invoices are delivered direct to the principal financial officer for recording in the books, checking and processing.  The principal financial officer must submit all payments request to the principal officer for approval, allocation of cash and presentation of a check for mailing to the payee.  The principal financial officer conduct regular reconciliation for the bank account to make sure that all receipts and disbursements have been identified, supported by appropriate documentation and payment approval, and the transaction are matched to posting in the books.  As a small exploratory stage company, we have very limited financial activity during the year.  Thus, the current check and balance of the financial activity by our principal executive officer and principal financial officer provide sufficient control to ensure fairness, accuracy and properly disclose.  Document related to the Company’s assessment is very limited as there are only a limited number of business transactions.  No testing was performed on limited transactions within the Company by our principal executive officer and principal financial officer since 100% of the transactions were actually performed by our principal execute officer and principal financial officer.  Our principal executive officer and principal financial officer concluded that adequate procedures were in place to approve and monitor all disbursement distributed by the Company and confirm all funds received by the Company.  Our principal execute officer and principal financial officer are responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined under the rules promulgate under Securities Exchange act of 1934.  Our principal executive officer and principal accounting officer have conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the frame work in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organization of the Treadway Commission.  Based the above evaluation, and in light of the prior deficiencies noted above, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was not effective as of March 31, 2012.

The Company has also engaged the services of a consulting CPA with prior public company experience, and accounting qualification to supervise and manage the Company’s accounting and record keeping.  In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no substantial changes of internal control over financial reporting during the quarter ended March 31, 2012 except as discussed above, that materially effects our internal controls over financial reporting.

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

The Company entered into a settlement agreement with David Janney (See Note 9 – Loss on Legal Settlement to the financial statements) as the Company believed it was in the best interest of the Company to settle their outstanding issues with David Janney rather than litigate the matter.  During this time the Company did not have the financial means to litigate these issues.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously discussed in Item 1A of the Company’s Form 10-K for the year ended June 30, 2011 except as follows:

We will incur increased costs and demands upon management as a result of complying with the laws and regulations that affect public companies, which could materially adversely affect our results of operations, financial condition, business and prospects.

As a public company and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC.

The increased costs associated with operating as a public company will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our results of operations, financial condition, business and prospects.

However, for as long as we remain an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012, or JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

If the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30, we would cease to be an “emerging growth company” as of the following June 30, or if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an “emerging growth company” immediately.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the nine months ended March 31, 2012, the Company issued 42,571,429 shares of common stock for $359,000 in cash.

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

During the nine months ended March 31, 2012 the Company issued 6,200,000 shares of common stock to its director, officer and consultants for services valued at $62,800.

On December 28, 2011, the Company issued 500,000 shares of common stock in lieu of interest payment of a note held by Mr. Charles Chapman. The shares were valued at $4,000.

On February 26, 2012, the Company issued 2,500,000 shares to David Janney, former officer, pursuant to a settlement agreement. See Note 9.

On March 19, 2012, the Company issued 500,000 shares to a note holder pursuant to an amendment to a note agreement. See Note 4 (p).

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2012.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS

3.1	Articles of Incorporation(1)
3.2	Bylaws (1)
10.1	Agreement with Gold Explorations, LLC and Bonanza Goldfields, Corp., dated July 1, 2009.(2)
10.2	Peter Cao Chief Operating Officer employment agreement (3)
10.3	Scott Geisler Chief Executive Officer Employment Agreement (3)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act(3)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (3)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act(3)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act(3)

(1)	Incorporated by reference to the Company’s filing on Form S1/A, as filed with the Securities and Exchange Commission on September 11, 2008.
(2)	Incorporated by reference to the Company's filing on Form 10-Q, as filed with the Securities and Exchange Commission on March 31, 2012.
(3)	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bonanza Goldfields Corp.

Date: May 15, 2012	By:	/s/ Scott Geisler
Scott Geisler
Chairman, Chief Executive Officer (Principal Executive Officer)

Bonanza Goldfields Corp.

Date: May 15, 2012	By:	/s/ Scott Geisler
Scott Geisler
Interim Chief Financial Officer (Principal Accounting Officer,)