Form 10-Q/A
period 2011-09-30
Bonanza Goldfield Corp.
filed 2012-05-18
CIK 1439264

U.S. Securities and Exchange Commission
Washington, D.C. 20549
______________

FORM 10-Q/A
Amendment No.1
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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2011, as filed with the Securities and Exchange Commission on March 13, 2012 is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections. No other changes have been made to the Form 10-Q other than those described herein.

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Filed with our Form 10-Q as filed on March 13, 2012.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	Bonanza Goldfields Corp.

Date: May 16, 2012	By:	s/ Scott Geisler
Scott Geisler
Chairman, Chief Executive Officer (Principal Executive Officer)

Registrant	Bonanza Goldfields Corp.

Date: May 16, 2012	By:	/s/ Pen-Mun Foo
Pen-Mun Foo
Chief Financial Officer (Principal Accounting Officer,)