Form 10-Q/A
period 2011-12-31
Bonanza Goldfield Corp.
filed 2012-05-18
CIK 1439264

U.S. Securities and Exchange Commission
Washington, D.C. 20549
____________________
FORM 10-Q/A
Amendment No. 1
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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended December 31, 2011, as filed with the Securities and Exchange Commission on March 22, 2012  is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.

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
_____________
* Filed with our Form 10-Q as filed on March 22, 2012.
** Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bonanza Goldfields Corp.
Registrant
Date: May 16, 2012	By:	/s/ Scott Geisler
Scott Geisler
Chairman, Chief Executive Officer (Principal Executive Officer)

Bonanza Goldfields Corp.
Registrant
Date: May 16, 2012	By:	/s/ Pen-Mun Foo
Pen-Mun Foo
Chief Financial Officer (Principal Accounting Officer,)