Form 10-Q/A
period 2012-03-31
Bonanza Goldfield Corp.
filed 2012-05-18
CIK 1439264

U.S. Securities and Exchange Commission
Washington, D.C. 20549
____________________

FORM 10-Q/A
(Amendment No. 1)
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

Large accelerated filer   ☐       Accelerated filer   ☐       Non–Accelerated filer   ☐      Smaller reporting company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding April 30, 2012
Common stock, $0.0001 par value	330,862,680

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2012, as filed with the Securities and Exchange Commission on May  15, 2012  is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.

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

ITEM 6.  EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act *
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE
________________

* Filed with our Form 10-Q as filed on May 15, 2012.
** Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bonanza Goldfields Corp.

Date: May 16, 2012	By:	/s/ Scott Geisler
Scott Geisler
Chairman, Chief Executive Officer (Principal Executive Officer)

Bonanza Goldfields Corp.

Date: May 16, 2012	By:	/s/ Scott Geisler
Scott Geisler
Interim Chief Financial Officer (Principal Accounting Officer,)