Form 10-K
period 2012-06-30
Bonanza Goldfield Corp.
filed 2012-09-28
CIK 1439264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: As at September 17, 2012 there were 320,862,680 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

Documents Incorporated By Reference -None

Bonanza Goldfields Corporation
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEARS ENDED JUNE 30, 2012 and 2011

FORWARD-LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements regarding management’s plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a)  our growth strategies, (b) anticipated trends in the mining industry, (c) our ability to obtain and retain sufficient capital for future operations, and (d) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Business,” as well as in this Annual Report generally. These factors are not intended to represent a complete list of the general or specific factors that may affect us. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur.

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

All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements above and other cautionary statements included in this report. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

PART I

As used in this annual report, “we”, “us”, “our”, “Bonanza”, “Company” or “our Company” refers to Bonanza Goldfields Corporation.

ITEM 1.  BUSINESS

Overview

We are an exploration stage company engaged in the acquisition and exploration of gold mineral properties and rare earth elements in North America.  Our exploration target is to find exploitable minerals on our properties and to raise adequate funding to begin processing our land. Our success depends on achieving that target and becoming cash flow positive once production begins. There is the likelihood of our mineral claims containing little or no economic mineralization or reserves of gold and other minerals. There is the possibility that our claims do not contain any reserves and funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit, we will be required to expend substantial funds to bring our claims to production. We are unable to assure you we will be able to raise the additional funds necessary to implement any future exploration or extraction program even if mineralization is found.

It is our objective to identify mineral prospect properties of merit, conduct preliminary exploration work, and if results are positive, to “prove up” mineral resources through processing in a world where we believe capital is transitioning to the safety of gold.  Our management contends that this business model is timely in a world of financial and currency instability with escalating mineral demand. As evidenced by recent market trends, gold and rare earth elements have continued to hold or increase in price over the past year.

Our areas of exploration are in geopolitically stable North American areas.  We maintain one project located in Arizona, of which management believes and has independently tested to have near-surface gold mineralization and the presence of certain critical rare earth elements. Bonanza management continues to focus all efforts on the flagship Tarantula Project, Congress, Arizona.

Bonanza Goldfields’ flagship Tarantula Project consists of 38 lode claims covering 600 acres of patented, private property claims and BLM claims in the Date Creek Mountains, Arizona consisting of both alluvial and mineralized quartz deposits, as well as the presence of certain rare earth elements.  A Preliminary Geological Survey as well as subsequent testing and assays of the Tarantula Project claim were prepared by Auric Resources International, Inc. of Wickenburg, Arizona. Shareholders can access the report and test results at Bonanza Goldfields' official website: www.bonanzagoldfields.com (such website and its contents are not to be incorporated by reference to this report).

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

•
Prior to commencing the survey, extensive samplings were analyzed locally at multiple depths demonstrating the potential for high grade gold findings throughout the property.  Modern access for heavy equipment is already in place through Bonanza’s privately constructed roads, and rail is localized.  The claims are directly adjacent to the world famous historic Congress Mine, Arizona. The Congress Mine operated between 1887 and 1959 producing, according to managements understanding, about 400,000 ounces of lode gold (although past performance provides no assurances regarding future production).  Unique features appear ubiquitous throughout the immediate area, including greenstone dike extensions, placer gravel deposits, and vestiges of numerous pre-historic waterfalls.  Additionally, lode gold possibilities exist due to the extensions of schist and mineralized quartz veins in the immediate area of the Congress Mine. Bonanza management believes the alluvial deposits originate from two ancient rivers that flowed in opposing directions during separate geological periods.

•
Our most recent gold assays occurred during the month of July 2012 and were surface level rock chip assays on the Company's Bureau of Land Management (BLM) claims located near the Piedmont Mine area (subsection of the Tarantula Project).

•
The assays were completed based on the geological teams' recommendation to study the Piedmont Mine. Bonanza's geological team staked out and acquired the Piedmont in December 2011 as part of the planned Tarantula Project expansion. The assays were completed at a third party globally recognized assayer.

•	Table 1: Surface area rock chip samples on our BLM land claims in the Piedmont Mine area

TARANTULA	Au (Fire)	Au (Fire 2)	Au (Fire 2)
Control #	ppb	Grams/per ton	Ounces/per ton
681	>3000	20.2	0.65
682	>3000	45.5	1.46
683	52	n/a	n/a
684	47	n/a	n/a
685	13	n/a	n/a

*Assays reported in grams and ounces per ton
**Conversion based on 31.1 grams = 1 troy ounce of gold

Rare Earth Metal Tests:

•
The Company also tested for the most prevalent and critical rare earth metals (REM) in the Arizona geographic region, which are Cerium, Lanthanum, Scandium, Yttrium. The tests proved positive for all four rare earth elements. The Company is now planning future tests for the other 13 critical rare earth elements and for estimates of concentration. The plan is to test for the remaining 13 metals in Canadian testing facilities where more advanced analysis can be performed.

•	Major Rare Earth Metals Uses (listed by metal):

•
Cerium is used in auto catalysts, petroleum refining, and in metal alloys. Lanthanum is used in hybrid engines and metal alloys. Scandium is used in sports equipment, the firearms industry and dental applications. Yttrium is used in red color, fluorescent lamps, ceramics, and as an agent in metal alloys with applications to superconductors and medical devices.

We expanded our flagship Tarantula Project with the acquisition of the Piedmont Mine, gold and silver mine in operation until 1940. The Piedmont Mine has been deemed by the Bonanza geological team a strategic addition to the Tarantula Project. The acquisition expands the Tarantula Project to 38 lode mining claims covering over 600 acres of contiguous property directly adjacent to the historic Congress Mine which produced over 400,000 ounces of lode gold between 1887 and 1959.

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

Employees

As of fiscal year ended June 30, 2012, the Company had 6 employees.

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

We were incorporated on March 6, 2008 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $6,606,854 from inception to June 30, 2012. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Our performance may be subject to fluctuations in market prices of gold and other minerals.

The profitability of a mineral exploration project could be significantly affected by changes in the market price of the relevant minerals. The price of gold, while recently reaching record highs in the last 24 months, has been volatile over the past few months. Demand for gold can also be influenced by economic conditions, attractiveness as an investment vehicle and the relative strength of the U.S. dollar and local investment currencies. A number of other factors affect the market prices for other minerals. The aggregate effect of the factors affecting the prices of various minerals is impossible to predict with accuracy. Fluctuations in mineral prices may adversely affect the value of any mineral discoveries made on the properties with which we are involved, which may in turn affect the market price and liquidity of our common shares and our ability to pursue and implement our business plan.

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

The current financial environment may have impacts on our business and financial condition that we cannot predict.

The continued instability in the global financial system and related limitation on availability of credit may continue to have an impact on our business and our financial condition, and we may continue to face challenges if conditions in the financial markets do not improve. Our ability to access the capital markets has been restricted as a result of the economic downturn and related financial market conditions and may be restricted in the future when we would like, or need, to raise capital. The difficult financial environment may also limit the number of prospects for potential joint venture, asset monetization or other capital raising transactions that we may pursue in the future or reduce the values we are able to realize in those transactions, making these transactions uneconomic or difficult to consummate.

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

We are an "emerging growth company" and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the Jumpstart our Business Startups Act of 2012 or JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An "emerging growth company" can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations that affect public companies, which could materially adversely affect our results of operations, financial condition, business and prospects.

As a public company and particularly after we cease to be an "emerging growth company," we will incur significant legal, accounting and other expenses that we have not incurred to date, including increased costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC. The increased costs associated with operating as a public company will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business. Additionally, if these requirements divert our management's attention from other business concerns, they could have a material adverse effect on our results of operations, financial condition, business and prospects. However, for as long as we remain an "emerging growth company" as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an "emerging growth company." If the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30, we would cease to be an "emerging growth company" as of the following June 30, or if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an "emerging growth company" immediately.

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

The Company pays rent of $158 per month for a virtual office space.  During fiscal 2011, the Company used the Treasurer’s office as the Company’s corporate headquarters at no cost to the Company.  The Company has one mining claim, the Tarantula Claims, (See Note 3 Mining Claims to the financial statements).

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

In October 2011, on the eve of the completion of the audit and the current filing of our Annual Report on Form 10-K management learned that the prior CEO/CFO failed to have entity level controls, lacked segregation of duties, among many other internal control deficiencies.  The Company believes that the prior CEO/CFO concealed these matters from the professional advisors until those advisors requested David Janney for additional documentation in which Mr. Janney acknowledged the following to new management and independent legal counsel:

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

All legal opinions related to these conversions, documentations, and issuances of shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 were prepared by John Thomas, Esq. from Salt Lake City, Utah.

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

4.
The prior CEO/CFO entered another problematic agreement with Amazon Holding LLC to pay a finder’s fee for raising $250,000 in the acquisition of mining property.  These finder’s fees were 100% of the entire transaction with a 24% interest rate and current management is of the belief that David Janney was to receive 50% of those payments.  Management disputes this agreement with Amazon Holdings, LLC.

On February 26, 2012, the Company entered into a settlement agreement with David Janney (our former CEO/CFO) for his actions outlined above related to wrongfully issued common stock of the Company, among many other things. The settlement agreement includes the following terms:

a.
The Company agreed to issue 5 million shares of restricted Bonanza Goldfields common stock to Mr. Janney as a form of compensation. The shares will be paid in two tranches. The first 2,500,000 shares should be issued upon the execution of the settlement and is issued on March 19, 2012. The second 2,500,000 shares were to be issued six months from the execution date of the settlement but have not been issued.

b.
The funds held in escrow by Christine Wright at the Wright Law Firm, P.A. on behalf of Freedom Boat, LLC for a loan under Mr. Janney’s name will be considered payment in full for Mr. Janney's return of 20,000,000 shares to the treasury on August 29, 2011.

c.	Mr. Janney agreed not to sell any more than 1,000,000 shares of his personal holdings of Bonanza Goldfields common stock in the open market in any thirty-day period.

d.
Mr. Janney agreed to return to the Company all of the Company’s property in his possession or in the possession of his family or agents including without limitation Bonanza's files and all documentation (and all copies thereof) dealing with the finances, operations and activities of the Company, its clients, employees or suppliers.

The Company recorded a loss of $59,000 on this settlement in the quarter ended December 31, 2011 as a recognized subsequent event.

Management is in the process of assessing these agreements and settlement with David Janney and learned that the title of the Midas Claim that the Company purchased from David Janney’s company, Global Minerals, Inc. never transferred to the Company.  Since the title was never transferred, the transaction is being investigated and the Company is determining the validity of the David Janney settlement agreement.

ITEM 4.  MINE SAFETY DISCLOSURES

During the year ended June 30, 2012, Bonanza Goldfields Corporation was not issued any Federal Mine Safety and Health Act of 1977 violations.  In addition, there are no legal actions pending before the Federal Mine Safety and Health Review Commission as of June 30, 2012.

PART II

ITEM 5.  MARKET FOR REGISTANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

Bonanza common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Electronic Bulletin Board) and can be accessed on the Internet at www.otcmarkets.com under the symbol “BONZ”  We commenced trading in April, 2009.

At June 30, 2012, there were 320,862,680 shares of common stock of Bonanza were issued and outstanding and there were approximately 47 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Bonanza’s common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2012
First Quarter July – September 2011	$0.007	$0.018
Second Quarter October – December 2011	0.0069	0.018
Third Quarter January – March 2012	0.005	0.021
Fourth Quarter April – June 2012	0.018	$0.0165
Fiscal Year 2011
First Quarter July – September 2010	$0.006	$0.006
Second Quarter October – December 2010	0.01	0.0085
Third Quarter January – March 2011	0.0093	0.0081
Fourth Quarter April – June 2011	0.012	$0.0085

On September 17, 2012, the closing bid price of our common stock was $0.0195

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended June 30, 2012. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Bonanza’s Transfer Agent and Registrar for the common stock is Transfer Online, Inc. located in Portland, Oregon.

Recent sales of unregistered securities

Post-June 30, 2012

On July 27, 2012 the Company place in escrow 7,500,000 common shares to Scott Geisler in accordance with his waiver and settlement agreement with the Company, and is pending an internal investigation.  The shares were valued at $0.0195 and expensed as compensation to Mr. Geisler of $146,250.

Fiscal year ended June 30, 2012

In the year ended June 30, 2012, the Company issued 55,904,764 common shares for $559,000 in cash.  Within the 55,904,764 shares issued, 7,000,000 shares were issued to an investor with a right to sell the shares back to the Company at an interest rate of 12% after April 11, 2012. On April 12, 2012, the holder waived the right to sell the 7,000,000 shares back. As consideration, the Company issued the investor warrants to purchase 2,500,000 shares of the Company’s common stock at $0.02 per share. The warrants expire on October 11, 2013 and have a fair value of $66,330 on the grant date. Proceeds of $56,000 from this issuance were originally recorded as refundable subscriptions and following the waiver have been reclassified to additional paid-in capital.

On September 23, 2011, the Company issued 750,000 shares of common stock valued at $7,500 to purchase equipment.

During September  2011, as part of the resignation of David Janney, former Chief Executive Officer and Chief Financial Officer of the Company, Mr. Janney surrendered 20,000,000 common shares and 3,000,000 preferred shares of the Company. These shares were then cancelled and the Company recorded an adjustment to additional paid-in capital of $2,300. Additional paid-in capital was also increased by $19,327 to write off the accrued compensation payable to Mr. Janney initially recorded in prior periods.

During year ended June 30, 2012, the Company issued 2,200,000 shares of common stock to its director, officer and consultants for services valued at $20,100.

On December 28, 2011, the Company issued 500,000 shares of common stock in lieu of an interest payment on a note held by Mr. Charles Chapman. The shares were valued at $4,000.

On February 26, 2012, the Company issued 2,500,000 shares to David Janney, former officer, pursuant to a settlement agreement. See Note 10 of the Financial Statements in this report.

On March 19, 2012, the Company issued 500,000 shares to a note holder pursuant to an amendment to a note agreement. See Note 4 of the Financial Statements in this report.

Fiscal year ended June 30, 2011

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

On August 7, 2010, the Company purchased a 160-acre placer mining claim from Global Mineral Resources Corporation.  As partial consideration for the transaction, the Company transferred 41,700,000 restricted common shares valued at $458,700 or $0.011 per share based upon the closing price of the Company’s stock on the date the transaction was executed.

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

On February 7, 2011, the Company granted 5,000,000 common shares valued at $48,387 to Freedom Boat as compensation for modification of their note payable with the company.  This note was discounted by $48,387 based on the fair value of common stock issued as part of the note.  As of June 30, 2011, $18,957 of this discount had been amortized over the remaining life of the note.

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

In the year ended June 30, 2011, the Company issued 86,000,000 common shares for conversion of debt in October of 2011. New management of the Company learned that the conversion documents prepared by David Janney and John Thomas, Esq. were false documents and had treated the issuance as stock issued without proper authorization.

On June 14, 2011, the Company issued 3,000,000 preferred shares valued at $300 and subsequently after June 30, 2011, the Company’s prior CEO returned those shares are part of his resignation from the Company.  The preferred shares were then cancelled in August 2011.

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

All legal opinions related to these conversions, documentations, and issuances of shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 were prepared by John Thomas, Esq. from Salt Lake City, Utah.

On February 26, 2012, the Company entered into a settlement agreement with David Janney (our former CEO/CFO) for his actions outlined in the June 30, 2011 Form 10-K related to wrongfully issued common stock of the Company, among many other things. The settlement agreement includes the following terms:

a.
The Company agreed to issue 5 million shares of restricted Bonanza Goldfields common stock to Mr. Janney as a form of compensation. The shares will be paid in two tranches. The first 2,500,000 shares should be issued upon the execution of the settlement and is issued on March 19, 2012. The second 2,500,000 shares were to be issued six months from the execution date of the settlement but have not been issued.

b.
The funds held in escrow by Christine Wright at the Wright Law Firm, P.A. on behalf of Freedom Boat, LLC for a loan under Mr. Janney’s name will be considered payment in full for Mr. Janney's return of 20,000,000 shares to the treasury on August 29, 2011.

c.	Mr. Janney agreed not to sell any more than 1,000,000 shares of his personal holdings of Bonanza Goldfields common stock in the open market in any thirty-day period.

d.
Mr. Janney agreed to return to the Company all of the Company’s property in his possession or in the possession of his family or agents including without limitation Bonanza's files and all documentation (and all copies thereof) dealing with the finances, operations and activities of the Company, its clients, employees or suppliers.

The Company recorded a loss of $59,000 on this settlement in the quarter ended December 31, 2011 as a recognized subsequent event.

Management is in the process of assessing these agreements and the settlement with David Janney and learned that the title of the Midas Claim that the Company purchased from David Janney’s Company, Global Minerals, Inc., was never transferred to the Company.  Since the title was never transferred the transaction is being investigated and the Company is determining the validity of the David Janney settlement agreement.  Currently, Mr. Janney’s remaining shares have not been transferred as part of an ongoing internal investigation.

ITEM 6.  SELECTED FINANCIAL DATA.

The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

Statements of Operations Data:
	Year Ended June 30,
	2012	2011

Revenues	$-	$-
Operating and Other Expenses	(1,091,355)	(2,409,959)

Net Loss	$(1,091,355)	$(2,409,959)

Balance Sheets Data:
	As of June 30,
	2012	2011

Current Assets	$105,823	$23,306
Total Assets	399,590	280,556
Current Liabilities	1,166,400	820,025
Non Current Liabilities	-	-
Total Liabilities	1,166,400	820,025
Working Capital (Deficit)	(1,060,577)	(796,719)
Shareholders' Equity (Deficit)	(766,810)	(539,469)

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

The Company's financial statements have been prepared in accordance with United States generally accepted accounting principles. We urge you to carefully consider the information set forth in this report under the heading "Forward-Looking Statements" and "Risk Factors".

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

Mineral property rights

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized. The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of June 30, 2012, management has determined that there was no impairment loss required as compared to impairment loss required of $615,700 as of June 30, 2011.

At such time as commercial production may commence, depletion of each mining property will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base. In cases where there are no proven or probable reserves, depletion will be provided on the straight-line basis over the expected economic life of the mine.

Impairment of Long-Lived Assets

In accordance with ASC Topic 365, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of June 30, 2011, management has determined that there was impairment loss required of $647,822, including the impairment of $615,700 for mineral property rights.  There was no impairment loss required for June 30, 2012.

Share-Based Compensation

The Company applies Topic 718 “Share-Based Payments” (“Topic 718”) to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized when the event occurs.  The Black-Scholes option-pricing model is used to estimate the fair value of options granted.  There are 12,000,000 options and no warrants outstanding as of June 30, 2012.

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

Our managements’ strategy is to process feasible placer ore, while proving out hard rock structures of the flagship Tarantula Project, Congress, Arizona. Our work effort has focused exclusively on the Tarantula Project.  The project area is comprised of 38 lode claims covering 600 acres, with several low lying basins of what is believed to be ancient river beds.  Furthermore, there are vestiges and hallmarks of major geological upheaval resulting in unique anomalies, such as extensive mineralized quartz veins. Initially, local non-qualified assay results showed high grades of gold, as well as lower grades of silver, platinum, and rare earth metals, convincing management of the existence of possible bonanza type resources.

Bonanza Goldfields’ flagship Tarantula Project consists of 38 lode claims covering 600 acres of patented, private property claims and Bureau of Land Management (“BLM”) claims in the Date Creek Mountains, Arizona consisting of both alluvial and mineralized quartz deposits.  A Preliminary Geological Survey of the claims and the immediate region is now completed of the Tarantula Project, prepared by Auric Resources International, Inc. of Wickenburg, Arizona. Shareholders can access the report at Bonanza Goldfields' official website: www.bonanzagoldfields.com (such website and its contents are not to be incorporated by reference to this report).

Additional testing was completed by Auric Resources on our BLM land which tested positive for gold deposits and certain critical rare earth elements. Those results can also be found on our website.

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

•
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

Prior to commencing the survey, extensive samplings were analyzed locally at multiple depths demonstrating the potential for high grade gold findings throughout the property.  Modern access for heavy equipment is already in place via Bonanza’s privately constructed roads, and rail is localized.  The claims are directly adjacent to the world famous historic Congress Mine, Arizona. The Congress Mine operated between 1887 and 1959 producing, according to managements understanding, about 400,000 ounces of lode gold (although past performance provides no assurances regarding future production).  Unique features appear ubiquitous throughout the immediate area, including greenstone dike extensions, placer gravel deposits, and vestiges of numerous pre-historic waterfalls.  Additionally, lode gold possibilities exist due to the extensions of schist and mineralized quartz veins in the immediate area of the Congress Mine. Our management believes the alluvial deposits originate from two ancient rivers that flowed in opposing directions during separate geological periods.

We expanded the flagship Tarantula Project with the acquisition of the Piedmont Mine, a gold and silver mine in operation until 1940. The Piedmont Mine has been deemed by the Bonanza geological team a highly prospective addition to the Tarantula Project. The acquisition expands the Tarantula Project to 38 lode mining claims covering over 600 acres of contiguous property directly adjacent to the historic Congress Mine which produced over 400,000 ounces of lode gold between 1887 and 1959.

While conducting a survey of the Tarantula Project, explorations of the outlying region lead to the acquisition of additional claims. With the expansion of the land package, management believes an economically feasible resource estimate can be derived and “proved out.”  Furthermore, with the added resource, small to medium scale placer production operations can commence. We have further engaged Auric Resources International to source and build its production operation on an economically viable basis.  The level of viability is indexed at 1 gram/ton, and management believes these levels can be attained if not exceeded. With placer production commencing of placer material, we intend to move directly into core drilling of the property.  The adjacent historic Congress Mine was a hard rock mining operation, which resulted in the production of an estimated 400,000 ounces of gold until it ceased operations in the 1959.  Congress’ hard rock structures appear to move directly onto Bonanza’s properties, and management believes, but can provide no assurances, that RC (reverse circulation) drilling samples will ultimately prove this out.

RESULTS OF OPERATIONS

Fiscal Year Ended June 30, 2012, Compared to Fiscal Year Ended June 30, 2011

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

For the years ended June 30, 2012 and 2011, we generated no revenue. Our future revenue plan is uncertain and is dependent on our ability to effectively mine our products, generate sales, and obtain contract mining opportunities. There are no assurances of the ability of our Company to begin to mine our claim. The cost of mining is intensive so it is critical for us to raise appropriate capital to implement our business plan.  We incurred losses of $1,091,355 and $2,409,959 for the years ended June 30, 2012 and 2011 and our losses since inception amount to $6,606,854.

Our operating expenses for exploration activities for the years ended June 30, 2012 and 2011 were $66,282 and $106,782, respectively.  The costs associated with exploration activities included trenching, testing, hauling, and labor costs associated with the exploration of our gold mines claims.

We acquired several mining claims through the course of our exploration stage and through the course of this process impaired claims.  The Midas Place Mining Claim title was never transferred to the Company and Orisis Gold Joint Venture agreement expired on June 2011.  We currently own the Tarantula mining claim.  During the year ended June 30, 2011, we recorded $615,700 of impairment on mining claims and $32,122 on equipment.

Our general and administrative expenses for the year ended June 30, 2012 were $768,056 as compared to $1,411,239 for the year ended June 30, 2011.  The decrease is primarily attributable to the reduction of stock issued for services and stock issued for conversion of debt.  In the year ended June 30, 2011, we learned that the documents provided and other documents concealed by our prior CEO/CFO were forgeries which represented 86,000,000 common shares issued.  We expensed $985,100 as non-cash compensation as follows:

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

Our interest expense for the year ended June 30, 2012 was $192,517 as compared to $94,832 for June 30, 2011.  The increase is primarily attributable to the increase in average debt outstanding and the amortization of debt discount of $119,930for the year ended June 30, 2012 compared to 68,957 for the year ended June 30, 2011.

On February 26, 2012, the Company entered into a settlement agreement with David Janney, former CEO. Pursuant to the settlement agreement, the Company agreed to issue 5,000,000 common shares to David Janney.
These shares were valued at $59,000 and recorded as loss on settlement of litigation. No such loss was recorded for the year ended June 30, 2011.

Our loss on accounts payable and loss on conversion of debt for the years ended June 30, 2012 were $5,500 as compared to $149,284 for June 30, 2011.

Liquidity and Capital Resources

Our cash used in operating activities for the year ended June 30, 2012 was $542,385 as compared to $203,255 for the year ended June 30, 2011.   The increase in cash flows used in operations was primarily attributable to payments made to vendors for general and administrative expenses and payments made to related parties during the year ended June 30, 2012.

Our cash used in investing activities for the year ended June 30, 2012 was $33,173 as compared to $50,000 for the year ended June 30, 2011.  Payments made during fiscal year 2012 were related to the purchase of equipment for the exploration of our mining claims, and payment of $50,000 during fiscal year 2011 was related to the Osiris Gold Joint Venture which expired in June 2011.

Our cash provided by financing activities for the year ended June 30, 2012 was $637,875 as compared to $276,300 for the year ended June 30, 2011. The increase is mainly due to the issuance of common stock for $559,000 cash and proceeds from notes payable and convertible notes payable of $126,875 for fiscal year 2012 compared to proceeds from notes payable of $101,300 and proceeds of $175,000 from the issuance of common stock during fiscal year 2011.

To date, we have has succeeded in securing capital as needed, but there is no guarantee this will continue.

We believe we will have to rely on public and private equity and debt financings to fund our liquidity requirements over the intermediate term. We may be unable to obtain any additional financings on terms favorable to us, or obtain additional funding at all. If adequate funds are not available on acceptable terms, and if cash and cash equivalents together with any income generated from operations fall short of our liquidity requirements, we may be unable to sustain operations. Continued negative cash flows raise substantial doubt regarding our ability to fully implement our business plan and could render us unable to expand our operations or take advantage of acquisition opportunities, any of which may have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payments of dividends.

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

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Bonanza Goldfields Corporation
(An Exploration Stage Company)
Phoenix, Arizona

We have audited the accompanying balance sheets of Bonanza Goldfields Corporation (an exploration stage company) as of June 30, 2012 and 2011, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from March 6, 2008 (inception) to June 30, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from March 6, 2008 (inception) through June 30, 2010 were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period from March 6, 2008 (date of inception) to June 30, 2010 include total revenues and net loss of $0 and $3,105,540, respectively. Our opinion on the statements of operations, stockholders' deficit and cash flows for the period from March 6, 2008 (date of inception) through June 30, 2010, insofar as it relates to amounts for prior periods through June 30, 2010, is based solely on the reports of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bonanza Goldfields Corporation as of June 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and for the period from March 6, 2008, (inception) to June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and has an accumulated deficit at June 30, 2012.  These factors raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC
GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
September 27, 2012

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS

ASSETS:	June 30,
	2012	2011

CURRENT ASSETS
Cash	$85,623	$23,306
Prepaid expenses	20,200	-
Total current assets	105,823	23,306

Property and equipment, net	43,767	7,250

Mining claims	250,000	250,000
TOTAL ASSETS	$399,590	$280,556

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$41,967	$93,342
Accrued interest	43,409	27,098
Accounts payable and accrued liabilities - related party	18,000	76,316
Disputed payable	250,750	-
Common stock payable	80,700	-
Deferred liabilities	60,000	50,000
Convertible note payable	76,875	53,000
Notes payable, net of discount of $0 and $29,430	594,699	520,269
TOTAL LIABILITIES	1,166,400	820,025

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' DEFICIT:
Series A Preferred stock, $0.0001 par value, 20,000,000 shares authorized;
0 and 3,000,000 issued and outstanding as of
June 30, 2012 and 2011, respectively	-	300
Common stock, $0.0001 par value, 500,000,000 shares authorized;
320,862,680 and 278,507,916 issued and outstanding as of
June 30, 2012 and 2011, respectively	32,086	27,851
Additional paid-in capital	5,807,958	4,947,879
Deficit accumulated during exploration stage	(6,606,854)	(5,515,499)
TOTAL STOCKHOLDERS' DEFICIT	(766,810)	(539,469)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$399,590	$280,556

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011 AND
THE PERIOD FROM MARCH 6, 2008 (INCEPTION) THROUGH JUNE 30, 2012

			For the Period
			from March 6, 2008
			(inception) through
	2012	2011	June 30, 2012

REVENUE	$-	$-	$-

OPERATING EXPENSES:
General and administrative	768,056	1,411,239	2,510,179
Exploration expense	66,282	106,782	249,320
Impairment of mining claims	-	615,700	714,700
Impairment of other assets	-	32,122	32,122
Total operating expenses	834,338	2,165,843	3,506,321

OTHER EXPENSES:
Interest expense	192,517	94,832	2,886,749
Loss on settlement of litigation	59,000	-	59,000
Loss on settlement of accounts payable	5,500	27,514	33,014
Loss on debt conversion	-	121,770	121,770
Total other expense	257,017	244,116	3,100,533

NET LOSS	$(1,091,355)	$(2,409,959)	$(6,606,854)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.02)

Weighted average common shares outstanding, basic and diluted	298,840,858	156,100,500

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDER' DEFICIT
FOR THE YEAR ENDED JUNE 30, 2012
AND FOR THE PERIOD FROM MARCH 6, 2008 (INCEPTION) THROUGH JUNE 30, 2012

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE AT MARCH 6, 2008	-	$-	-	$-	$-	$-	$-

Common stock issued for compensation	-	-	6,997,900	700	69,279	-	69,979

Common stock issued for cash	-	-	3,302,100	330	84,670	-	85,000

Options issued	-	-	-	-	2,500	-	2,500

Net loss	-	-	-	-	-	(103,723)	(103,723)
BALANCE AT JUNE 18, 2008	-	-	10,300,000	1,030	156,449	(103,723)	53,756

Forward split	-	-	61,800,000	6,180	(6,180)	-	-

Beneficial conversion feature	-	-	-	-	2,108,000	-	2,108,000

Option valuation	-	-	-	-	59,399	-	59,399

Net loss	-	-	-	-	-	(2,283,997)	(2,283,997)
BALANCE AT JUNE 18, 2009	-	-	72,100,000	7,210	2,317,668	(2,387,720)	(62,842)

Common stock issued for interest expense	-	-	11,932,260	1,193	495,567	-	496,760

Common stock issued for debt conversion	-	-	1,897,878	190	60,262	-	60,452

Common stock cancelled	-	-	(14,000,000)	(1,400)	1,400	-	-

Beneficial conversion feature	-	-	-	-	(33,172)	-	(33,172)

Net loss	-	-	-	-	-	(717,820)	(717,820)
BALANCE AT JUNE 30, 2010	-	-	71,930,138	7,193	2,841,725	(3,105,540)	(256,622)

Common stock issued for mining claim	-	-	41,700,000	4,170	454,530	-	458,700

Common stock issued for services	-	-	10,800,000	1,080	87,860	-	88,940

Common stock issued without proper authorization	-	-	86,000,000	8,600	976,500	-	985,100

Common stock issued for accounts payable conversion	-	-	4,780,000	478	41,586	-	42,064

Common stock issued for cash	-	-	34,000,000	3,400	171,600	-	175,000

Common stock issued for debt conversion	-	-	20,520,000	2,052	197,598	-	199,650

Common stock issued with note	-	-	5,000,000	500	47,887	-	48,387

Common stock issued for equipment	-	-	3,777,778	378	35,994	-	36,372

Series A Preferred stock issued for compensation	3,000,000	$300	-	-	-	-	300

Beneficial conversion feature	-	-	-	-	50,000	-	50,000

Warrants	-	-	-	-	42,599	-	42,599

Net loss	-	-	-	-	-	(2,409,959)	(2,409,959)
BALANCE AT JUNE 30, 2011	3,000,000	300	278,507,916	27,851	4,947,879	(5,515,499)	(539,469)

Common stock issued for cash	-	-	55,904,764	5,590	553,410	-	559,000

Common stock issued for account payables conversion	-	-	750,000	75	7,425	-	7,500

Stocks cancelled by David Janney, former officer	(3,000,000)	(300)	(20,000,000)	(2,000)	2,300	-	-

Common stock issued for services	-	-	2,200,000	220	19,880	-	20,100

Common stock issued for settlement of litigation	-	-	2,500,000	250	29,250	-	29,500

Common stock issued for interest expense	-	-	1,000,000	100	14,900	-	15,000

Extinguishment of debt	-	-	-	-	19,327	-	19,327

Warrants and options	-	-	-	-	138,587	-	138,587

Beneficial conversion feature	-	-	-	-	75,000	-	75,000

Net loss	-	-	-	-	-	(1,091,355)	(1,091,355)
BALANCE AT JUNE 30, 2012	-	$-	320,862,680	$32,086	$5,807,958	$(6,606,854)	$(766,810)

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011
AND FOR THE PERIOD FROM MARCH 6, 2008 (INCEPTION) THROUGH JUNE 30, 2012

			For the Period
			from March 6, 2008
			(inception) through
	2012	2011	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,091,355)	$(2,409,959)	$(6,606,854)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	483	-	483
Impairment of mining claims	-	615,700	714,700
Impairment of other assets	-	32,122	32,122
Stock-based compensation	213,887	1,116,939	1,477,254
Amortization of debt discount	119,930	68,957	2,287,366
Common stock issued for interest expense	7,300	-	504,060
Loss on settlement of litigation	59,000	-	59,000
Loss on settlement of accounts payable	5,500	27,514	33,014
Loss on conversion of notes payable	-	121,770	121,770
Extinguishment of debt	-	-	19,327
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(12,500)	-	(12,500)
Accounts payable and accrued expenses	(36,891)	97,386	85,129
Accrued expenses - related party	(38,989)	76,316	18,000
Disputed payable	221,250	-	221,250
Deferred liabilities	10,000	50,000	60,000
Net cash used in operating activities	(542,385)	(203,255)	(985,879)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in mining equipment	(33,173)	(50,000)	(149,000)
Purchase of intangible asset	-	-	(36,173)
Net cash used in investing activities	(33,173)	(50,000)	(185,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(58,000)	-	(58,000)
Proceeds from notes payable	50,000	101,300	355,800
Proceeds from convertible note payable	76,875	-	129,875
Proceeds from the sale of common stock	569,000	175,000	829,000
Net cash provided by financing activities	637,875	276,300	1,256,675

INCREASE (DECREASE) IN CASH	62,317	23,045	85,623
CASH, BEGINNING OF PERIOD	23,306	261	-
CASH, END OF PERIOD	$85,623	$23,306	$85,623

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$47,100	$2,500	$555,974
Income taxes paid	$-	$-	$-

NONCASH INVESTING AND FINANCING TRANSACTIONS:
Extinguishment of debt	$19,327	$-	$19,327
Notes issued to acquire mining claims	$-	$357,000	$357,000
Common stocks issued to prepay interest	$7,700	$-	$7,700
Common stocks issued for note modification	$-	$48,387	$48,387
Common stocks issued to acquire mining claim	$-	$458,700	$458,700
Common stock issued for fixed assets	$7,500	$36,372	$43,872
Common stock issued for conversion of debt	$-	$126,267	$138,332
Common stock to be issued for settlement of litigation	$29,500	$-	$29,500
Common stock to be issued for note extention	$15,500	$-	$15,500

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND GOING CONCERN

Bonanza Goldfields Corp. (the “Company”) was incorporated under the laws of the State of Nevada on March 6, 2008.  The Company’s fiscal year ends on June 30.  The Company is in the process of acquiring mineral properties or claims located in the State of Arizona.  The recoverability of amounts from the properties or claims will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying properties and/or claims, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property and/or claim agreements and to complete the development of the properties and/or claims, and upon future profitable production or proceeds for the sale thereof.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has a working deficit and has not generated revenues since inception.  During the year ended June 30, 2012, the Company incurred a net loss of $1,091,355 and as of June 30, 2012 has an accumulated deficit of $6,606,854.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Management is planning to raise any necessary additional funds through loans or additional sales of its common stock.  There is no assurance that the Company will be successful in raising additional capital.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Mineral property rights

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized.  The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts.  An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value.  As of June 30, 2012, management has determined that there was no impairment loss required as compared to impairment loss of $615,700 required on June 30, 2011.

At such time as commercial production may commence, depletion of each mining property will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base.  In cases where there are no proven or probable reserves, depletion will be provided on the straight-line basis over the expected economic life of the mine.

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of June 30, 2011, management has determined that there was impairment loss required of $647,822.  There was no impairment loss required for June 30, 2012.

Asset Retirement Obligations

The Company had no operating properties at June 30, 2012, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies.  For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable.  Costs of future expenditures for environmental remediation are not discounted to their present value.  Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the associated long-lived assets and depreciated over the lives of the assets on a units-of-production basis.  Reclamation costs are accreted over the life of the related assets and are adjusted for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate on the underlying obligation.  There were asset retirement obligations as of June 30, 2012 as there are presently no underlying obligations.

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

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period
Furniture and Fixture	5 Years
Office equipment	3 Years
Leasehold improvements	5 Years

Income Taxes

Deferred income taxes are provided based on the provisions of ASC Topic 740, Income Taxes, to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company follows a two-step approach to ultimately recognize and measure uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments.  At June 30, 2012, the Company did not record any liabilities for uncertain tax positions.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Phoenix, Arizona.  The Federal Depository Insurance Corporation (“FDIC”) insures accounts at each institution up to $250,000.

Share-Based Compensation

The measurement of the cost of services received in exchange for an award of an equity instrument is based on the grant-date fair value of the award.  Compensation cost is recognized when the event occurs.  The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

Basic and Diluted Net Loss Per Common Share

Net loss per common share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as during period where a net loss is reported, the inclusion of common stock equivalents would be antidilutive.

At June 30, 2012 and 2011, common stock equivalents consisted of warrants to purchase 25,500,000 and 6,000,000 shares of common stock, respectively.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued liabilities, accrued interest and related party payable, approximate fair value due to their most maturities.

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

NOTE 3 – MINING CLAIMS

The following is a detail of mining claims at June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011
Midas Placer Mining Claim (fully impaired)	$565,700	$565,700
Tarantula Mining Claim	250,000	250,000
Osiris Gold Joint Venture (fully impaired)	50,000	50,000
Total mining and equipment activity	865,700	865,700
Accumulated impairment of mining claims	(615,700)	(615,700)
Total Mining Claims	$250,000	$250,000

The Company has impaired all claims except for the Tarantula (Hull Lode) mining claim.

During the year ended June 30, 2012, the Company learned that the title of Midas Placer Claim which the Company purchased from Global Minerals, Inc., was never transferred to the Company. The Company did not record any adjustment during the year ended June 30, 2012 as the Midas Placer Mining Claim was fully impaired during fiscal year 2011.

NOTE 4 – NOTES PAYABLE

The Company had the following notes payable outstanding as of June 30, 2012 and June 30, 2011:

	June 30, 2012	June 30, 2011

Gold Exploration LLC (a)	$52,699	$52,699
Dated - June 1, 2008

Venture Capital International (b)	12,000	12,000
Dated – March 30, 2009

Venture Capital International (c)	17,000	17,000
Dated - May 7, 2009

Advantage Systems Enterprises Limited (d)	17,000	17,000
Dated – July 3, 2009

Advantage Systems Enterprises Limited (e)	10,000	10,000
Dated – August 7, 2009

Venture Capital International (f)	10,000	10,000
Dated – October 15, 2009

Venture Capital International (g)	7,000	7,000
Dated – October 27,2009

Advantage Systems Enterprises Limited (h)	25,000	25,000
Dated – November 9, 2009

Venture Capital International (i)	5,000	5,000
Dated – November 23, 2009

Strategic Relations Consulting, Inc. (j)	15,000	15,000
Dated – March 31, 2010

Summit Technology Corporation, Inc. (k)	2,000	7,000
Dated November 22, 2010

Gold Exploration LLC (l)	97,000	97,000
Dated – July 29, 2010

Freedom Boat, LLC (m)	250,000	250,000
Dated February 7, 2011

Asher Enterprises, Inc. – Convertible Note (n)	-	53,000
Dated April 6, 2011

Dr. Linh Nguyen (o)	25,000	25,000
Dated May 23, 2011

Charles Chapman (p)	50,000	-
Dated December 27, 2011

Leroy Steury (q)	76,875	-
Dated March 12, 2012

Total Notes payable	$671,574	$602,699
Less: current portion of long-term debt	(671,574)	(573,269)
Less: discount applicable to Freedom Boat, LLC Note	-	(29,430)
Long-term debt	$-	$-

(a) The Company entered into a purchase agreement to purchase mining claims with Gold Exploration LLC in the amount of $99,000 on June 1, 2008. The Company paid $15,000 in cash and issued a note for $84,000 with an interest rate of 12% for the remaining balance. Pursuant to the purchase agreement, $7,000 should be paid each 90 days until the full principal balance plus accrued interest is paid off. As of June 30, 2012 and 2011 the Company principal and interest payable to Gold Exploration LLC for this note is $65,346 and $59,022, respectively.  This note is presently in default.

(b) On March 30, 2009, the Company issued a $12,000 demand promissory note to Venture Capital International, Inc. The note is due on demand with an interest rate of 5%.  As of June 30, 2012 and 2011, the Company principal and interest payable to Venture Capital International, Inc. related to this note is $13,932 and $13,332, respectively.

(c) On May 7, 2009, the Company issued a $17,000 demand promissory note to Venture Capital International, Inc.   The note is due on demand and has an interest rate of 5%.  As of June 30, 2012 and 2011, principal and interest payable to Venture Capital International, Inc. related to this note is $19,648 and $18,798, respectively.

(d) On July 3, 2009, the Company issued a $17,000 demand promissory note to Advantage Systems Enterprise Limited.  The note is due on demand with an interest rate of 5%.  As of June 30, 2012 and 2011, principal and interest payable to Advantage Systems Enterprise Limited related to this note is $19,550 and $18,700, respectively.

(e) On August 7, 2009, the Company issued a $10,000 demand promissory note to Advantage Systems Enterprises Limited.  The note is due on demand with an interest rate of 5%. As of June 30, 2012 and 2011, principal and interest payable to Advantage Systems Enterprise Limited, Inc. related to this note is $11,448 and $10,948, respectively.

(f) On October 15, 2009, the Company issued a $10,000 demand promissory note to Venture Capital International.  The note is due on demand with an interest rate of 5%.  As of June 30, 2012 and 2011, principal and interest payable to Venture Capital International related to this note is $11,353 and $10,853, respectively.

(g) On October 27, 2009, the Company issued a $7,000 demand promissory note to Venture Capital.  The note is due on demand with an interest rate of 5%.  As of June 30, 2012 and 2011, principal and interest payable to Venture Capital International related to this note is $7,936 and $7,586, respectively.

(h) On November 9, 2009, the Company issued a $25,000 demand promissory note to Advantage Systems Enterprise Limited.  The note is due on demand with an interest rate of 5%.  As of June 30, 2012 and 2011, principal and interest payable to Advantage Systems Enterprise Limited related to this note is $28,322 and $27,072, respectively.

(i) On November 23, 2009, the Company issued a $5,000 demand promissory note to Venture Capital International.  The note is due on demand with an interest rate of 5%. As of June 30, 2012 and 2011, principal and interest payable to Venture Capital International related to this note is $5,650 and $5,400, respectively.

(j) On March 31, 2010, the Company issued a $15,000 demand promissory note to Strategic Relations Consulting, Inc.  The note is due on demand with an interest rate of 5%.  As of June 30, 2012 and 2011 principal and interest payable to Strategic Relations Consulting, Inc. related to this note is $16,689 and $15,939, respectively.

(k) On November 22, 2010, the Company issued a $7,000 demand promissory note to Summit Technologies Corporation, Inc.  The note is due on demand with an interest rate of 5%.  As of June 30, 2012 and 2011, principal and interest payable to Strategic Relations Consulting, Inc. related to this note is $2,311 and $7,211, respectively.

All of the above demand promissory notes issued by the Company were unsecured.

(l) On July 29, 2010, the Company issued 8,300,000 common shares to Gold Exploration LLC, valued at $83,000 (or $0.01 per share) based upon the closing price of the Company’s stock on the date the agreement was executed, to partially repay  $10,000 of principal on the promissory note held by Gold Exploration LLC initially issued to Global Mineral Resources Corporation.  This payment of common stock reduced the outstanding balance of the note held by Gold Exploration LLC to $97,000. The Company recognized a loss on debt conversion of $73,000.  During fiscal year 2012, the note holder called the balance of the note and demanded payment although the agreement states the note is not due until 2015. The note holder indicated that the note was in default because the Company failed to maintain the Midas Placer Mining Claim, collateral which secured the note.  Pursuant to the note agreement, the note should accrue interest at 12% when due or declared due. The note is classified as a current liability on the balance sheets. As of June 30, 2012 and 2011, principal and interest payable to Gold Exploration LLC related to this note is $108,640 and $97,000, respectively.

(m) On February 7, 2011, the Company issued a $250,000 promissory note with an interest rate of 12% per annum to Freedom Boat LLC (“Freedom Boat”). Payment of $2,500 is due monthly from July 5, 2011 through December 5, 2011 with a final payment of interest and principal of $260,000 due on February 7, 2012. Freedom Boat also has a right to royalties under certain conditions. The note is secured by the Hull Lode claim, the West Acre Hull tract, property held by David Janney, former officer, and 10,000,000 of the Company’s common shares currently held in escrow.  Proceeds from the note were used to purchase the Tarantula Mining Claim from Judgetown, LLC.  As of June 30, 2012 and 2011, the remaining principal owed was $250,000.  As of June 30, 2012, the Company has prepaid interest to Freedom Boat LLC of $7,500. This note is presently in default but the Company is negotiating with the holder for an extension of this note.

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

(o) The Company entered into a demand promissory note with Linh B. Ngnyen on May 23, 2011 in the amount of $25,000.  The note is due on demand with an interest rate of 5%.  As of June 30, 2012 and 2011, principal and interest payable to Linh B. Ngnyen related to this note is $26,377 and $25,127, respectively.

(p) On December 27, 2011, the Company issued a $50,000 promissory note to Mr. Charles Chapman.  The note was due on February 15, 2012 with an interest rate of 12%.  Pursuant to the note agreement, Mr. Chapman has the right to receive 500,000 shares of the Company’s common stock in lieu of interest payments. On December 28, 2011, the Company issued 500,000 shares valued at $4,000 in lieu of the interest.  On March 19, 2012, the note agreement was amended to extend the due date to May 15, 2012.  Pursuant to the amendment, the Company agreed to issue an additional 500,000 common shares valued at $15,500 which was recorded as debt discount and fully amortized during fiscal year 2012.  As of June 30, 2012, the 500,000 common shares related to the March 19, 2012 amendment have not been issued and is recorded as stock payable of $15,500.  On May 16, 2012, the Company entered into a second amendment to extend the loan to November 15, 2012. Pursuant to the second amendment, the Company will issue 100,000 shares of its common stock per month for a period of six months in lieu of interest. As of June 30, 2012, the Company has issued 500,000 common shares valued at $11,000, within which, $7,700 is recorded as prepaid interest.

(q) On March 12, 2012, the Company issued a $75,000 convertible note to Mr. Leroy Steury. The note was due on June 12, 2012 with an interest rate of 10%.  Mr. Leroy Steury has the right to receive 7.5 million shares of common stock in lieu of unpaid principal and interest before June 17, 2012. The Company recorded a beneficial conversion feature of $75,000 which was fully amortized during fiscal year 2012.  On June 13, 2012, the Company amended the agreement to include the accrued interest of $1,875 on the $75,000 in the principal and extended the note to September 13, 2012. On September 17, 2012, the Company entered into the second amendment to extend the note to December 17, 2012.

NOTE 5 - EQUITY

Common Stock

On March 31, 2011, the Company increased the authorized common shares to 500,000,000.

Preferred Stock

On June 14, 2011, the Company authorized 20,000,000 shares of Series A Preferred Stock at $0.0001 par value. The Preferred Stock contains certain rights, preferences, privileges, restrictions and other characteristics. Specifically, the Preferred Stock has 100 votes per share, whereas, each share of Common Stock has 1 vote. Preferred Stock holders may vote with holders of the Company’s Common Stock on all matters which common stockholders may vote.  On June 14, 2011, the Company issued 3,000,000 preferred shares valued at $300 to its former CEO/CFO. In August 2011, the former CEO/CFO returned those shares as a result of his resignation from the Company.  The preferred shares were then cancelled.

Year ended June 30, 2012

In the year ended June 30, 2012, the Company issued 55,904,764 common shares for $559,000 in cash.  Within the 55,904,764 shares issued, 7,000,000 shares were issued to an investor with a right to sell the shares back to the Company at an interest rate of 12% after April 11, 2012. On April 12, 2012, the holder waived the right to sell the 7,000,000 shares back.  As consideration, the Company issued the investor warrants to purchase 2,500,000 shares of the Company’s common stock at $0.02 per share. The warrants expire on October 11, 2013 and have a fair value of $66,330 on the grant date. Proceeds of $56,000 from this issuance originally recorded as refundable subscriptions have been reclassified to additional paid-in capital.

In June 2012, the Company received $10,000 for a common stock subscription. Those shares have not been issued and the cash received is recorded under common stock payable as of June 30, 2012.

On September 23, 2011, the Company issued 750,000 shares of common stock valued at $7,500 to settle a payable to purchase equipment valued at $2,000. The Company recorded a $5,500 loss on settlement of accounts payable related to this transaction.

During September 2011, as a result of the resignation of David Janney, former Chief Executive Officer and Chief Financial Officer of the Company, Mr. Janney surrendered 20,000,000 common shares and 3,000,000 preferred shares of the Company. These shares were then cancelled and the Company recorded an adjustment to additional paid-in capital of $2,300. Additional paid-in capital was also increased by $19,327 to write off the accrued compensation payable to Mr. Janney initially recorded in prior periods.

During year ended June 30, 2012, the Company issued 2,200,000 shares of common stock to its director, officer and consultants for services valued at $20,100.

During year ended June 30, 2012, the Company issued 1,000,000 shares of common stock for interest payments on a note held by Mr. Charles Chapman. The shares were valued at $15,000.

On February 26, 2012, the Company issued 2,500,000 shares to David Janney, former officer, pursuant to a settlement agreement. See Note 10.

On March 19, 2012, the Company agreed to issue 500,000 shares to a note holder pursuant to an amendment to a note agreement. See Note 4 (p). The shares were valued at $15,500 based on the grant date market price of the stock. Those shares have not been issued and are recorded under common stock payable as of June 30, 2012.

On October 25, 2011 and November 4, 2011, the Company granted its interim CFO, Mr. Peng Foo and a investor relations consultant, Mr. Jack Chow, 1,000,000 and 3,000,000 shares, respectively. Those shares, valued at $42,700, have not been issued and are recorded as common stock payable as of June 30, 2012.

On May 8, 2012, the Company entered into an employment agreement with Mr. Michael Stallings where the Company agreed to issue 500,000 shares of common stock.  The 500,000 shares of common stock were valued at $12,500 based on the market price of grant date and were recorded as stock payable as of June 30, 2012.

Year ended June 30, 2011

On July 29, 2010, the Company issued 8,300,000 common shares valued at $83,000 (or $0.01 per share) based upon the closing price of the Company’s stock on the date the agreement was executed to Gold Exploration LLC towards a $10,000 payment on the promissory note for the Global Mineral Resources Corporation mining claim acquisition note held by Gold Exploration LLC.  This payment of common stock reduced the outstanding balance with Gold Exploration LLC to $97,000 effective September 16, 2010, and the Company recognized a loss on debt conversion of $73,000.

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

In October 2011, management learned that the prior CEO/CFO failed to have entity level controls, lacked segregation of duties, among many other internal control deficiencies.  The Company believes that the prior CEO/CFO concealed these matters from the professional advisors until those advisors requested David Janney for additional documentation in which Mr. Janney acknowledged the following to the new Management and independent legal counsel:

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

On June 6, 2011, the Board of Directors of the Company amended the 2008 Plan to increase the reserved grant shares from 1,000,000 common shares to 25,000,000 common shares.  On August 17, 2012, the Board of Directors of the Company amended the 2008 Plan to increase the authorized shares to be granted from 25,000,000 to 35,000,000.

The cost of all employee stock options, as well as other equity-based compensation arrangements, is reflected in the financial statements over the vesting period based on the estimated fair value of the awards.

A summary of warrant activity for the year ended June 30, 2012 and 2011 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
June 30, 2010	1,000,000	-	-		$-
Grants		6,000,000	$0.01
Forfeitures		-	-
June 30, 2011	19,000,000	6,000,000	$0.01	3.99	-
Grants		19,500,000	$0.02
Forfeitures		-	-
June 30, 2012	9,500,000	25,500,000	$0.02	3.72	120,000

The Company values all warrants using the Black-Scholes option-pricing model.  Critical assumptions for the Black-Scholes option-pricing model include the market value of the stock price at the time of issuance, the risk-free interest rate corresponding to the term of the warrant, the volatility of the Company’s stock price, dividend yield on the common stock, as well as the exercise price and term of the warrant.  The warrants are not subject to any form of vesting schedule and, therefore, are exercisable by the holders anytime at their discretion during the life of the warrant.  No discounts were applied to the valuation determined by the Black-Scholes option-pricing model.

On November 4, 2011, the Company granted Mr. Jack Chow, consultant, 3,000,000 warrants to purchase common stock of the Company at a price of $0.01 per share. The warrants are fully vested, have a four-year expected life, and were valued at $29,814.

On August 23, 2011 and June 24, 2011, the Company granted Mr. Michael Cao, consultant, 6,000,000 and 6,000,000 warrants, respectively, to purchase common stock of the Company at a price of $0.01 per share. The warrants are fully vested, have a five-year expected life, and were valued at $42,600 and $42,599, respectively.

On May 8, 2012, the Company granted Mr. Peter Cao, a member of the Company’s Board of Directors, 8,000,000 options to purchase common stock of the Company at a price of $0.025 per share. The warrants are fully vested, have a five-year expected life, and were valued at $198,519.

The following inputs and assumptions were used in the option-pricing model:

	Fiscal Year 2012	Fiscal Year 2011
Stock price on grant date	$0.0071~$0.03	$0.0071
Expected dividend yield	None	None
Volatility	238.96%~273.09%	270.33%
Weighted average risk free interest rate	0.77%~0.95%	1.40%
Weighted average expected life (in years)	4.00~5.00	4.00

NOTE 7 - INCOME TAXES

Deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

At June 30, 2012, the Company’s had net operating losses of approximately $4,141,107 which expire, if unused, in various years through 2029. Utilization of the net operation loss carry-forwards could be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code.

The Company fully reserved its deferred tax assets because, in the opinion of management, it is more likely than not that the benefits will not be realized based upon the earning history of the Company. The valuation allowance increased $350,580 for the year ended June 30, 2012.

The provision (benefit) for income taxes from continued operations for the year ended June 30, 2012 and 2011 consist of the following:

	June 30, 2012	June 30, 2011
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	(271,581)	(132,101)
State	(78,999)	(38,426)
	(350,580)	(170,527)
Valuation allowance	350,580	170,527
Provision (benefit) for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	June 30, 2012	June 30, 2011

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	9.0%	9.0%
Valuation allowance	(43.0%)	(43.0%)
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	June 30, 2012	June 30, 2011

Net operating loss carryforward	1,653,958	1,303,378
Valuation allowance	(1,653,958)	(1,303,378)
Deferred income tax asset	$-	-

NOTE 8 – RELATED PARTY TRANSACTIONS

As of June 30, 2012 and 2011, the Company has payables to related parties of $18,000 and $76,316, respectively, for services provided.

During the year ended June 30, 2012, the Company incurred fees totaling $37,725 to Auric Resources International, Inc., a company controlled by a former director. The director resigned on July 20, 2012.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On May 8, 2012, the Company entered into an employment contract with Mr. Peter Cao, Chief Operating Officer. Pursuant to the agreement, the Company will pay monthly compensation of $1,000. Mr. Cao is also entitled to 2,000,000 common shares for the increase in the Company’s market value for every $15 million up to $100 million. Additionally, Mr. Cao was granted options to purchase a total of 8,000,000 common shares. Options for 4 million common shares are exercisable at $0.025 per share and vested immediately. After six months of Mr. Cao’s employment with the Company, additional options to purchase 4,000,000 shares at $0.025 per share will vest. The 8,000,000 options were valued at $198,519, which is being expensed over the vesting periods.

On May 10, 2012, the Company entered into a two-year employment contract with Mr. Scott Geisler, Chief Executive Officer. The agreement allows the immediate accrual of unpaid salary from August 29, 2011 at $100,000 per year. The Company also issued stock options to purchase a total of 17,000,000 common shares. Options for 8,500,000 common shares at an exercise price of $0.01 per share vested immediately. Additional options to purchase 8,500,000 common shares at an exercise price of $0.01 per share will vest in August 2012. The 17,000,000 options are valued at $507,862. These options have a term of 5 years and could be exercised on a cashless basis.  On June 2, 2012, the Company entered into a mutual release agreement with Mr. Geisler.  That mutual release agreement superseded the employment agreement dated May 10, 2012. Pursuant to the mutual release agreement, Mr. Geisler would receive $75,000 in the next 25 months commencing July 15, 2012, and 7,500,000 shares of the Company’s common stock.   On June 1, 2012, Mr. Geisler resigned as Chief Executive Officer of the Company. The Company disputes both agreements as all information was not fully disclosed to the Board of Directors and was negotiated in bad faith. As of June 30, 2012, a disputed payable of $221,250 is recorded related to this mutual release agreement.

On June 19, 2012, the Board of Directors appointed Mr. Michael Stojsavljevich as the new Chief Executive Officer, secretary and a member of the Board of Directors.  Mr. Stojsavljevich will receive $5,500 for the first two months and $11,000 per month from the third month of his employment.  Mr. Stojsavljevich is entitled to 2,500,000 shares of common stock quarterly from July 1, 2012 and every quarter thereafter to a total of 10,000,000 shares.

The Company entered into a purchase agreement to purchase mining claims from Gold Exploration LLC in the amount of $99,000 on June 1, 2008. The agreement requires the Company to make royalty payments equal to 2% of the Net Smelter Returns (“NSR”) per year. The Company had no Net Smelter Returns for the year ended June 30, 2012 and no royalties were paid.  The agreement does not have any commitment dates of when production is to begin.

On June 17, 2011, the Company signed a joint venture agreement with Osiris Gold, Inc., a Colorado Corporation, and Sial Exploration, Inc., a Colorado Corporation (collectively, the “Partners”). The Partners are actively involved with the exploration, development, and mining of mineral deposits in the regional southwest. The agreement involves a 1,351 acre mining claim in the historic Red Mountain Mining District of Colorado’s San Juan Mountains. The Company and its Partners agreed to form Red Mountain LLC to operate and manage the joint venture through a joint venture company.  The Company will receive an initial 10% ownership interest in the joint venture company with the potential to increase that share to a maximum of 49%.  Pursuant to the agreement, the Company shall make a payment of $50,000 upon the execution of the agreement, a payment of $800,000 on July 1, 2011, and another payment of $700,000 on August 1, 2011. $50,000 was paid in June 2011 and fully impaired during the fiscal year ended June 30, 2011. No additional payments that were scheduled have been paid. The Company has settled this agreement and paid the outstanding legal fees of $3,170 during the fiscal year ended June 30, 2012.

On February 7, 2011 the Company entered into a $250,000 promissory note agreement with Freedom Boat which bears interest rate at 12%.  The agreement includes a royalty payment which includes 5% in royalty of its gross profits from gold extraction form the Tarantula Placer Mine and 5% royalty payment from Hull Placer Mine.

During the year ended June 30, 2011, prior management converted 80% of two notes from Venture Capital International for $12,000 dated March 30, 2009 and $17,000 dated May 7, 2009.  86,000,000 shares of common stock were issued to convert $23,200 in debt and $2,323 in accrued interest.  The fair value of those shares was $985,100.  The difference of $959,577 was expensed as compensation.  The prior CEO/CFO requested that Venture Capital International assign those notes to Gustavo Cifuentes Palma.  The Company was provided a signed debt purchase agreement purportedly executed by both Venture Capital International and Gustavo Cifuentes Palma dated November 2010.  Gustavo Cifuentues Palma then assigned 10% of these notes each to Tucker Financial Services, Inc., Vanilly Sky, S.A., Stock Loan Solutions, Euroline Clearing Corporation, Enavest Internacional S.A., and Nicolas Sprung.  In October 2011, the Company learned that the signatures on the original debt purchase agreement from Venture Capital International by Gustavo Cifuentes Palma were forgeries.  The agreement was never executed by Venture Capital International and Venture Capital International was never paid for the debt purchase.  Since the assignments have been deemed forgeries, the Company has recorded the stock issued as compensation and recorded compensation expense of $985,100.  The Company is uncertain of the affiliation between the prior CEO/CFO and Gustavo Cifuentes Palma and if he had any knowledge of the forgeries.

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

h)
June 28, 2011: Scott Geisler received 17,000,000 common shares alleged to be exempt from registration under Rule 144 of the Securities Act of 1933 (although Mr. Geisler had no knowledge of the documentation provided by John Thomas was false) for the conversion of $2,900 of debt.  On February 23, 2012, the Company cancelled the common shares and reissued based upon the original pricing of the shares.

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

On February 7, 2011, David Janney entered an agreement with Amazon Holding LLC to pay a finder’s fee for raising $250,000 in the acquisition of mining property. On January 19, 2012, Amazon Holding LLC demanded the Company to make the payment. The dispute is still pending but the Company believes that it is not possible that Amazon Holding LLC will prevail if a suit is filed against the Company according to this agreement.

NOTE 10– LOSS ON SETTLEMENT OF LITIGATION

On February 26, 2012, the Company entered into a settlement agreement with David Janney (our former CEO/CFO) for his actions related to wrongfully issued common stock of the Company, among many other things. The settlement agreement includes the following terms:

a.
The Company agreed to issue 5 million shares of restricted Bonanza Goldfields common stock to Mr. Janney as a form of compensation. The shares will be paid in two tranches. The first 2,500,000 shares should be issued upon the execution of the settlement and is issued on March 19, 2012. The second 2,500,000 shares were to be issued six months from the execution date of the settlement but have not been issued.

b.
The funds held in escrow by Christine Wright at the Wright Law Firm, P.A. on behalf of Freedom Boat, LLC for a loan under Mr. Janney’s name will be considered payment in full for Mr. Janney's return of 20,000,000 shares to the treasury on August 29, 2011.

c.	Mr. Janney agreed not to sell any more than 1,000,000 shares of his personal holdings of Bonanza Goldfields common stock in the open market in any thirty-day period.

d.
Mr. Janney agreed to return to the Company all of the Company’s property in his possession or in the possession of his family or agents including without limitation Bonanza's files and all documentation (and all copies thereof) dealing with the finances, operations and activities of the Company, its clients, employees or suppliers.

The Company recorded loss of $59,000 on this settlement during the year ended June 30, 2012.

During the year ended June 30, 2012, the Company learned that the title of Midas Placer Claim which the Company purchased from Global Minerals, Inc., a company controlled by Mr. David Janney, was never transferred to the Company. As such, the Company is currently in dispute with Mr. Janney.

NOTE 11 – SUBSEQUENT EVENTS

On July 27, 2012, the Company issued 7,500,000 common shares to Scott Geisler in accordance with his mutual release agreement with the Company.  The shares were valued at $146,250.  The shares issued are currently held in escrow and are not considered outstanding.

On July 31, 2012, the Company appointed Baoky Vu as a member of the Board of Directors and granted 1,000,000 shares of the Company’s common stock to Mr. Vu as a bonus, valued at $20,000.

On September 13, 2012, the Company entered into an agreement with Choice Capital Group, Inc. for Choice Capital Group to act as a transaction facilitator to acquire certain proprietary extraction technology. According the agreement, the Company shall escrow 20,000,000 common shares during the testing period of this technology.

On September 18, 2012, the Company entered into a mining claims lease agreement with Judgetown LLC (“Judgetown”) to lease 130.76 acres land located in Yavapai, Arizona for 2 years.  Under the lease agreement, the Company has the option to purchase the mining claims for $1,500,000, with all lease payments over the 2-year lease subtracted from the $1,500,000.  As initial consideration for the lease, the Company shall pay to Judgetown $100,000 within ninety days after October 15, 2012. After the first lease payments, the Company needs to pay Judgetown $30,000 every 3 months for the rest of the lease term.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have no changes or disagreements with our auditors.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management's Report on Internal Control Over Financial Reporting

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

Our internal control over financial reporting includes those policies and procedures that:

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

As of June 30, 2012, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has determined that the Company's internal control over financial reporting was not effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended June 30, 2012, there were changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Current management has hired independent counsel to investigate the control deficiencies, among many other things.  The Company has removed Mr. David Janney, the prior CEO/CFO from all positions in the Company and he has no further affiliation with the company.  The Company is still investigating whether the parties that participate in the forged debt conversions are victims or co-conspirators.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Director and Executive Officer

Set forth below is information regarding the Company’s current and recent directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Title

Michael Stojsavljevich	38	Chief Executive Officer, Principle Accounting Officer, President Secretary and Director(3)
Scott Geisler	49	Former Chief Executive Officer, Principle Accounting Officer, President Secretary, and Director (1)
David Janney	48	Former Chief Executive Officer, Principle Accounting Officer, President Secretary, and Director(5)
Pen Foo	50	Former Chief Financial Officer (2)
William Berridge	58	Former Director(4)
Peter Cao	49	Director (6)
Pamela Thompson	49	Treasurer
Baoky Vu	49	Director (4)

1.	Effective June 1, 2012, Scott Geisler resigned as Chief Executive Office, Principal Financial Officer and as a member of the Board of Directors;
2.	Effective May 11, 2012, Pen Foo resigned as Chief Financial Officer and Principle Accounting Officer;
3.	Effective June 20, 2012, Michael Stojsavljevich was appointed Chief Executive Officer, Principle Accounting Officer, President, Secretary and Director;
4.	Effective July 25, 2012, William Berridge resigned as Director and Baoky Vu was appointed new Director of the Company;
5.	Effective October 24, 2011, David Janney resigned as Chief Executive Office, Principal Financial Officer and as a member of the Board of Directors;
6.	Effective April 20, 2012, Peter Cao was appointed as Chief Executive Officer and Director and on June 26, 2012, Mr. Cao resigned as Chief Executive Officer and remained as a Director.

The background and principal occupations of the current officers and directors of the Company is as follows:

Officers and Directors:

Michael Stojsavljevich

From April 2011 to the present, Michael Stojsavljevich was a Managing Partner with Episteme Advisory Group, a Boutique Corporate Strategy and Marketing Advisory Consultancy firm. From February 2007 through February 2011, Mr. Stojsavljevich was Chief Strategy Officer at the United States Mint, an agency of the United States Treasury Department. From 1999 through 2007, Mr. Stojsavljevich was in managing positions in Marketing, Finance and Corporate Affairs departments at Altria Corporate Services, Philip Morris USA, and Miller Brewing Company. Mr. Stojsavljevich earned a Master’s Degree in Business Economics from Western Michigan University and a Bachelor’s Degree in Economics from Indiana University.

Peter Cao

From 2009 to the present, Mr. Cao was an advisor to the Board of Directors of International Gold Mining Reserve Corporation. From 2007 through 2009, Mr. Cao was Vice President of Commercial Lending for United Americas Bank.  From 1989 to 2007, Mr. Cao was President and CEO of General Contractors, Inc.

Baoky Vu

From 2009 to the present, Baoky Vu has been a principal of Silverberry Capital LLC, a strategic advisory firm based in Atlanta.  From 1995 through 2009, Mr. Vu was director of equity research, portfolio manager and equity analyst with A. Montag & Associates. Mr. Vu earned a Masters of Business Administration from Georgetown University and a Bachelor of Science in Management from Georgia Institute of Technology.

Executives:

Pamela J. Thompson

Ms. Thompson has been hired to serve as our Treasurer of the Company.  Ms. Thompson holds a Bachelor of Science from Moorhead State University in Accountancy and holds her licenses as a Certified Public Accountant in the State of Arizona.  She is a member of the Arizona Society of Certified Public Accountants, Associated member of the Certified Fraud Examiners, and Member of the Arizona Association of Certified Fraud Examiners and is the founder and principle Executive Officer of The Thompson Group, CPA’s.  She is also a member of the Multiple Joys, Inc.

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

Involvement in Certain Legal Proceedings

None of the following events have occurred during the past ten years and are material to an evaluation of the ability or integrity of any director or officer of the Company:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.
Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

a.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

b.	Engaging in any type of business practice; or
c.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.
Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

a.	Any Federal or State securities or commodities law or regulation; or
b.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

c.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(A) Of The Exchange Act 9.A. Directors And Executive Officers, Promoters, And Control Persons:

The Company is aware that all filings of Forms 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's shares have not been timely and the Company has instituted procedures to ensure compliance in the future.  Current management and Directors have not filed their Forms 4 for 2011 but will file their Forms 5 for the year ended June 30, 2012.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business.  Our Code of Ethics was published as Exhibit 14.1 in the Annual Report on Form 10-K for year ended June 18, 2009.  This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from the Company.

ITEM 11.  EXECUTIVE COMPENSATION

General.  From October 26, 2011, Mr. Scott Geisler, until his resignation on June 1, 2012, served as the Company’s Chief Executive Officer and Principle Accounting Officer. From October 26, 2011 until May 11, 2012, Mr. Pen-Mun Foo serviced as our Principal Accounting Officer.  Until October 24, 2011, for the fiscal year of June 30, 2011, Mr. David Janney served as Chief Executive Officer and Principle Accounting Officer. Mr. Peter Cao served in that capacity between June 1, 2012 and June 20, 2012. On June 20, 2012, Mr. Michael Stojsavljevich was appointed President, Chief Executive Officer, and Principal Accounting Officer.

Summary Compensation Table

The following table sets forth for the year ended June 30, 2012 and 2011 compensation awarded to, paid to, or earned by, Mr. Scott Geisler, our former Director and Chief Executive Officer, and our other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000, if any.

2012 and 2011 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total ($)
Michael Stojsavljevich CEO & CFO, Director	2012 2011	1,650 -	- -	- -	- -	- -	- -	- -	1,650 -

Scott Geisler, former CEO &CFO, Director	2012 2011	77,222 -	75,000 -	146,250	- -	- -	- -	- -	298,472 -

David Janney, former CEO & CFO, Director	2012 2011	- 155,900	- -	29,500 465,620	- -	- -	- -	- -	29,500 621,520

Pen-Mun Foo, former CFO, Director	2012 2011	- -	- -	10,300 -	- -	- -	- -	- -	10,300 -

William Berridge, former Director	2012 2011	37,725 * 17,078	- -	11,000 -	- -	- -	- -	- -	48,725 17,078

Peter Cao, COO and Director	2012 2011	2,500 -	- -	- -	198,519 -	- -	- -	- -	201,019 -

Pamela Thompson, Treasurer	2012 2011	17,000 10,000	- -	- -	- -	- -	- -	- -	17,000 10,000

* Represents payment to Auric Resources International, Inc. a related party.

2012 and 2011 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards						Stock Awards
Name	Year	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael Stojsavljevich	2012 2011	- -	- -	- -	- -	- -	- -	- -	- -	- -

Scott Geisler	2012 2011	- -	- -	- -	- -	- -	- -	- -	- -	- -

David Janney	2012 2011	- -	- -	- -	- -	- -	- -	- -	- -	- -

Pen-Mun Foo	2012 2011	- -	- -	- -	- -	- -	- -	- -	- -	- -

William Berridge,	2012 2011	- -	- -	- -	- -	- -	- -	- -	- -	- -

Peter Cao	2012 2011	4,000,000 -	8,000,000 -	- -	0.025 -	May 8, 2017 -	- -	- -	- -	- -

Pamela Thompson	2012 2011	- -	- -	- -	- -	- -	- -	- -	- -	- -

Compensation of Directors

Our current compensation policy for directors is to compensate them through options to purchase common stock or through common stock as consideration for their joining our board and/or providing continued services as a director. We do not currently provide our directors with cash compensation, although we do reimburse their expenses, with exception for a chairman of the board. No additional amounts are payable to the Company’s directors for committee participation or special assignments. There are no other arrangements pursuant to which any directors was compensated during the Company’s last completed fiscal year for any service provided except as follows:

On June 20, 2012, the Board of Directors appointed Michael Stojsavljevich as the new Chief Executive Officer, secretary and member of the Board of Directors.  Mr. Stojsavljevich’s  employment agreement will pay $5,500 for each of the first two months of his employment and $11,000 per month from the third month and allows for the Board of Directors to increase that monthly salary.  The Company will pay for Mr. Stojsavljevich moving expenses of $5,000 also he will be entitled to 2,500,000 common shares of stock quarterly beginning July 1, 2012 and every quarter thereafter to a total of 10,000,000 shares.  (See Exhibit 10.5 filed with this report).

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists stock ownership of our Common Stock as of September 18, 2012, based on 321,862,680 shares of common stock issued and outstanding.  The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of three directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class

Michael Stojsavljevich 2415 East Camelback Road, Suite 700, Phoenix, AZ 85016	Common Stock	-	-

Peter Cao 2415 East Camelback Road, Suite 700, Phoenix, AZ 85016	Common Stock	-	-

Baoky Vu 2415 East Camelback Road, Suite 700, Phoenix, AZ 85016	Common Stock	-	-

All Officers and Directors As a Group (3 persons)

Scott Geisler 19803 Gulf Blvd, #501 Indian Shores, FL 33785	Common Stock	19,500,000	6.06%

Charles Chapman 206 South Grand Avenue Santa Ana, CA 92701	Common Stock	17,937,500	5.57%

Terrill Beckerman 1212 Briar Creek Drive Little Rock, Arkansas 72211	Common Stock	23,666,667	7.35%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 500,000,000 shares of common stock, par value $ 0.0001.

Our authorized preferred stock consists of 20,000,000 shares of preferred stock, par value $0.0001.

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

Preferred Stock

The company authorized 20 million shares of Series A Preferred Stock. The Preferred Stock contains certain rights, preferences, privileges, restrictions and other characteristics as further detailed in the Certificate of Designation to the Company’s Articles of Incorporation. Significantly, the Preferred Stock has 100 votes per share, whereas, each share of Common Stock has 1 vote. Preferred Stock holders may vote with holders of the Company’s Common Stock on all matters which common stockholders may vote.  The Preferred shares do not have conversion rights to common shares.

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

Options and Warrants:

 As of June 30, 2012, there were 25,500,000 warrants and options outstanding.

Convertible Securities

At June 30, 2012, the Company has no convertible securities.

Transfer Agent

On June 1, 2008, the Company engaged Transfer Online, Inc. to serve in the capacity of transfer agent. Their mailing address and telephone number Transfer Online, Inc., 317 SW Alder Street, 2nd Floor, Portland, OR  97201 - Phone is (503) 227-2950.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDPENDENCE.

As of June 30, 2012 and 2011, the Company has payables to related parties of $18,000 and $76,316, respectively, for services provided.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  The aggregate fees billed by GBH CPAs, PC for professional services rendered for the audit of the Company’s annual financial statements for fiscal year ended June 30, 2012 and 2011 approximated $25,550 and $5,000, respectively.  The aggregate fees billed by GBH CPAs for the review of the financial statements included in the Company’s Forms 10-Q for fiscal year 2012 and 2011 approximated $16,750 and $2,500, respectively. The aggregate fees billed by Tarvaran, Askelson & Company for the review of the financial statements included in the Company’s Forms 10-Q for fiscal year 2011 approximated $6,060.

Audit-Related Fees.  The aggregate fees billed by GBH CPAs, PC for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended June 30, 2012 and 2011, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0.

Tax Fees.  The aggregate fees billed by GBH CPAs, PC and for professional services rendered for tax compliance, tax advice and tax planning for the fiscal year ended June 30, 2012 and 2011 were $0.

All Other Fees.  The aggregate fees billed by GBH CPAs for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended June 30, 2012 and 2011 were $0.

The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from the Company.

The Board pre-approved all fees described above.

PART IV

ITEM 15.  EXHIBITS AND REPORTS.

Exhibits

3.1	Articles of Incorporation (1)
3.2	Amendments to Articles of Incorporation (1)
3.1	Bylaws of the Corporation (1)
10.1	Agreement with Gold Exploration and Bonanza Goldfield, Dated July 1, 2009 (2)
10.2	Peter Cao Chief Operating Officer Employment agreement (3)
10.3	Scott Geisler Chief Executive Officer Employment Agreement (3)
10.4	Scott Geisler Waiver and Settlement Agreement (4)
10.5	Michael Stojsavljevich employment agreement (4)
14.1	Code of Ethics (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (3)
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (3)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (3)
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (3)
__________________________________________________
(1). Incorporated by reference to the same exhibit filed with Amendment No. 3 to the Company’s Registration Statement on Form SB2 (Commission File No. 333-137170).
(2) Filed in the Form 10K for June 18, 2009
(3) Filed in the Form 10Q for March 31, 2012
(4) Filed herein.

ITEM 15: SIGNATURES

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: September 28, 2012	Bonanza Goldfields Corporation
	By:	/s/ Michael Stojsavljevich
Michael Stojsavljevich
Chief Executive Officer

Date: September 28, 2012	By:	/s/ Michael Stojsavljevich
Michael Stojsavljevich
Chief Financial Officer (Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: September 28, 2012	By:	/s/ Michael Stojsavljevich
Michael Stojsavljevich
Director

Date: September 28, 2012	By:	/s/ Peter Cao
Peter Cao
Director

Date: September 28, 2012	By:	/s/ Baoky Vu
Baoky Vu
Director