Form 10-K/A
period 2012-06-30
Bonanza Goldfield Corp.
filed 2012-10-12
CIK 1439264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Documents Incorporated By Reference -None

Explanatory Note

The purpose of this Amendment No. 1 to Bonanza Goldfields Corporation Annual Report on Form 10-K for the year ended June 30, 2012, filed with the Securities and Exchange Commission on Sepember 28, 2012 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

ITEM 15.  EXHIBITS AND REPORTS.

Exhibits

3.1	Articles of Incorporation *
3.2	Amendments to Articles of Incorporation *
3.1	Bylaws of the Corporation *
10.1	Agreement with Gold Exploration and Bonanza Goldfield, Dated July 1, 2009 *
10.2	Peter Cao Chief Operating Officer Employment agreement *
10.3	Scott Geisler Chief Executive Officer Employment Agreement *
10.4	Scott Geisler Waiver and Settlement Agreement *
10.5	Michael Stojsavljevich employment agreement *
14.1	Code of Ethics *
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. *
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. *
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. *
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. *
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **
________________
*           previously filed.
**           In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this report on Form 10-K shall be deemed “furnished” and not “filed”.

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