Form 10-Q
period 2012-09-30
Bonanza Goldfield Corp.
filed 2012-11-14
CIK 1439264

U.S. Securities and Exchange Commission
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the transition period from ________ through _______
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

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non–Accelerated filer  ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 13, 2012
Common stock, $0.0001 par value	331,656,125

BONANZA GOLDFIELDS CORP.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

PART I – FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS AND NOTES TO INTERIM FINANCIAL STATEMENTS

General

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-K for the year ended June 30, 2012.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2012	2012
ASSETS:
CURRENT ASSETS
Cash	$143,558	$85,623
Prepaid expenses	-	20,200
Total current assets	143,558	105,823

Property and equipment, net	41,554	43,767

Mining claims	250,000	250,000
TOTAL ASSETS	$435,112	$399,590

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$73,828	$41,967
Accrued interest	50,276	43,409
Accounts payable and accrued liabilities - related party	-	18,000
Disputed payable	293,450	293,450
Common stock payable	298,000	38,000
Deferred liabilities	60,000	60,000
Convertible note payable	76,875	76,875
Notes payable	594,699	594,699
TOTAL LIABILITIES	1,447,128	1,166,400

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' DEFICIT:
Series A Preferred stock, $0.0001 par value, 20,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized;
331,656,125 and 320,862,680 issues and outstanding for September 30, 2012 and June 30, 2012, respectively.	33,165	32,086
Additional paid-in capital	6,083,640	5,807,958
Subscription receivable	(37,500)	-
Deficit accumulated during exploration stage	(7,091,321)	(6,606,854)
TOTAL STOCKHOLDERS' DEFICIT	(1,012,016)	(766,810)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$435,112	$399,590

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			For the Period
	For the Three Months Ended		from March 6, 2008
	September 30,		(inception) through
	2012	2011	September 30, 2012

REVENUE	$-	$-	$-

OPERATING EXPENSES:
General and administrative	439,841	65,182	2,950,020
Exploration expense	20,684	27,701	270,004
Impairment of mining claims	-	-	714,700
Impairment of other assets	-	-	32,122
Total operating expenses	460,525	92,883	3,966,846

OTHER EXPENSES:
Interest expense	23,942	32,484	2,910,691
Loss on settlement of litigation	-	-	59,000
Loss on conversion of accounts payable	-	-	33,014
Loss on debt conversion	-	-	121,770
Total other expenses	23,942	32,484	3,124,475

NET LOSS	$(484,467)	$(125,367)	$(7,091,321)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)
Weighted average common shares
outstanding, basic and diluted	320,980,000	281,827,808

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
	For the Three Months Ended		from March 6, 2008
	September 30,		(inception) through
	2012	2011	September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(484,467)	$(125,367)	$(7,091,321)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	2,213	121	2,696
Stock-based compensation	359,261	42,600	1,836,515
Impairment of mining claims	-	-	714,700
Impairment of other assets	-	-	32,122
Amortization of debt discount	-	12,196	2,287,366
Common stock issued for interest expense	-	-	504,060
Loss on settlement of litigation	-	-	59,000
Loss on settlement of accounts payable	-	-	33,014
Loss on conversion of notes payable	-	-	121,770
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	20,200	-	7,700
Accounts payable and accrued liabilities	20,728	(53,224)	52,984
Accounts payable and accrued liabilities - related party	-	(37,288)	18,000
Disputed payable	-	-	293,450
Deferred liabilities	-	-	60,000
Net cash used in operating activities	(82,065)	(160,962)	(1,067,944)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in mining property	-	-	(149,000)
Purchase of intangible asset	-	-	(36,173)
Net cash used in investing activities	-	-	(185,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	-	355,800
Repayments of notes payable	-	(53,000)	(58,000)
Proceeds from convertible notes payable	-	-	129,875
Proceeds from the sale of common stock	140,000	193,000	969,000
Net cash provided by financing activities	140,000	140,000	1,396,675

INCREASE (DECREASE) IN CASH	57,935	(20,962)	143,558
CASH, BEGINNING OF PERIOD	85,623	23,306	-
CASH, END OF PERIOD	$143,558	$2,344	$143,558

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$1,875	$22,725	$557,849
Income taxes paid	$-	$-	$-

NONCASH INVESTING AND FINANCING TRANSACTIONS:

Extinguishment of debt	$-	$-	$19,327
Notes issued to acquire mining claims	$-	$-	$357,000
Common stock issued to prepay interest	$-	$-	$7,700
Common stock issued for note modification	$-	$-	$48,387
Common stock issued to acquire mining claims	$-	$-	$458,700
Common stock issued for fixed assets	$-	$3,023	$43,872
Common stock issued for conversion of debt	$-	$19,328	$138,332
Common stock to be issued for settlement of litigation	$-	$-	$29,500
Common stock to be issued for note extension	$-	$-	$15,500

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has a working deficit and has not generated revenues since inception. During the three months ended September 30, 2012, the Company incurred a net loss of $484,467 and as of September 30, 2012, has an accumulated deficit of $7,091,321.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Management is planning to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-K for the year ended June 30, 2012.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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

Mineral property rights

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized. The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of September 30, 2012, management has determined that there was no impairment loss required for the three months then ended.

At such time as commercial production may commence, depletion of each mining property will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base. In cases where there are no proven or probable reserves, depletion will be provided on the straight-line basis over the expected economic life of the mine.

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management has determined that there is no impairment loss required for the three months ended September 30, 2012.

Asset Retirement Obligations

The Company had no operating properties at September 30, 2012, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies.  For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable.  Costs of future expenditures for environmental remediation are not discounted to their present value.  Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the associated long-lived assets and depreciated over the lives of the assets on a units-of-production basis.  Reclamation costs are accreted over the life of the related assets and are adjusted for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate on the underlying obligation.  There were no asset retirement obligations as of September 30, 2012 as there are presently no underlying obligations.

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

Income Taxes

Deferred income taxes are provided, to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company follows a two-step approach to ultimately recognize and measure uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments.  At September 30, 2012, the Company did not record any liabilities for uncertain tax positions.

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

Basic and Diluted Net Loss Per Common Share

Net loss per common share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as during the period where a net loss is reported, the inclusion of common stock equivalents would be antidilutive and are therefore excluded from the calculation.

At September 30, 2012 and 2011, common stock equivalents consisted of warrants to purchase 25,500,000 and 12,000,000 shares of common stock, respectively.

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

NOTE 3 – MINING CLAIMS

The following is a detail of mining claims at September 30, 2012 and June 30, 2012:

	September 30, 2012	June 30, 2012
Midas Placer Mining Claim (fully impaired)	$565,700	$565,700
Tarantula Mining Claim	250,000	250,000
Osiris Gold Joint Venture (fully impaired)	50,000	50,000
Total mining and equipment activity	865,700	865,700
Accumulated impairment of mining claims	(615,700)	(615,700)
Total Mining Claims	$250,000	$250,000

The Company has impaired all claims except for the Tarantula (Hull Lode) mining claim.

NOTE 4 – NOTES PAYABLE

The Company had the following notes payable outstanding as of September 30, 2012 and June 30, 2012:

	September 30, 2012	June 30, 2012
Gold Exploration LLC (a)
Dated - June 1, 2008	$52,699	$52,699

Venture Capital International (b)
Dated – March 30, 2009	12,000	12,000

Venture Capital International (c)
Dated - May 7, 2009	17,000	17,000

Advantage Systems Enterprises Limited (d)
Dated – July 3, 2009	17,000	17,000

Advantage Systems Enterprises Limited (e)
Dated – August 7, 2009	10,000	10,000

Venture Capital International (f)
Dated – October 15, 2009	10,000	10,000

Venture Capital International (g)
Dated – October 27,2009	7,000	7,000

Advantage Systems Enterprises Limited (h)
Dated – November 9, 2009	25,000	25,000

Venture Capital International (i)
Dated – November 23, 2009	5,000	5,000

Strategic Relations Consulting, Inc. (j)
Dated – March 31, 2010	15,000	15,000

Summit Technology Corporation, Inc. (k)
Dated November 22, 2010	2,000	7,000

Gold Exploration LLC (l)
Dated July 29, 2010	97,000	97,000

Freedom Boat, LLC (m)
Dated February 7, 2011	250,000	250,000

Dr. Linh B. Nguyen (n)
Dated May 23, 2011	25,000	25,000

Mr. Charles Chapman (o)
Dated December 27, 2011	50,000	50,000

Mr. Leroy Steury
Dated March 12, 2012 (p)	76,875	76,875
Total notes and convertible note payable	671,574	671,574
Less current portion of long-term debt	(671,574)	(671,574)
Long term debt	$-	$-

(a) The Company entered into a purchase agreement to purchase mining claims with Gold Exploration LLC in the amount of $99,000 on June 1, 2008. The Company paid $15,000 in cash and issued a note for $84,000 with an interest rate of 12% for the remaining balance. Pursuant to the purchase agreement, $7,000 is to be paid each 90 days until the full principal balance plus accrued interest is paid off. As of September 30, 2012 and June 30, 2012, principal and interest payable to Gold Exploration LLC for this note is $66,941 and $65,346, respectively.  This note is presently in default.

(b) On March 30, 2009, the Company issued a $12,000 demand promissory note to Venture Capital International, Inc. The note is due on demand with an interest rate of 5%.  As of September 30, 2012 and June 30, 2012, the Company principal and interest payable to Venture Capital International, Inc. related to this note is $14,083 and $13,932, respectively.

(c) On May 7, 2009, the Company issued a $17,000 demand promissory note to Venture Capital International, Inc.   The note is due on demand and has an interest rate of 5%.  As of September 30, 2012 and June 30, 2012, principal and interest payable to Venture Capital International, Inc. related to this note is $19,862 and $19,648, respectively.

(d) On July 3, 2009, the Company issued a $17,000 demand promissory note to Advantage Systems Enterprise Limited.  The note is due on demand with an interest rate of 5%.  As of September 30, 2012 and June 30, 2012, principal and interest payable to Advantage Systems Enterprise Limited related to this note is $19,764 and $19,550, respectively.

(e) On August 7, 2009, the Company issued a $10,000 demand promissory note to Advantage Systems Enterprises Limited.  The note is due on demand with an interest rate of 5%. As of September 30, 2012 and June 30, 2012, principal and interest payable to Advantage Systems Enterprise Limited, Inc. related to this note is $11,574 and $11,448, respectively.

(f) On October 15, 2009, the Company issued a $10,000 demand promissory note to Venture Capital International.  The note is due on demand with an interest rate of 5%.  As of September 30, 2012 and J June 30, 2012, principal and interest payable to Venture Capital International related to this note is $11,479 and $11,353, respectively.

(g) On October 27, 2009, the Company issued a $7,000 demand promissory note to Venture Capital.  The note is due on demand with an interest rate of 5%.  As of September 30, 2012 and June 30, 2012, principal and interest payable to Venture Capital International related to this note is $8,024 and $7,936, respectively.

(h) On November 9, 2009, the Company issued a $25,000 demand promissory note to Advantage Systems Enterprise Limited.  The note is due on demand with an interest rate of 5%.  As of September 30, 2012 and June 30, 2012, principal and interest payable to Advantage Systems Enterprise Limited related to this note is $28,637 and $28,322, respectively.

(i) On November 23, 2009, the Company issued a $5,000 demand promissory note to Venture Capital International.  The note is due on demand with an interest rate of 5%. As of September 30, 2012 and June 30, 2012, principal and interest payable to Venture Capital International related to this note is $5,713 and $5,650, respectively.

(j) On March 31, 2010, the Company issued a $15,000 demand promissory note to Strategic Relations Consulting, Inc.  The note is due on demand with an interest rate of 5%.  As of September 30, 2012 and June 30, 2012 principal and interest payable to Strategic Relations Consulting, Inc. related to this note is $16,878 and $16,689, respectively.

(k) On November 22, 2010, the Company issued a $7,000 demand promissory note to Summit Technologies Corporation, Inc.  The note is due on demand with an interest rate of 5%.  As of September 30, 2012 and June 30, 2012, principal and interest payable to Strategic Relations Consulting, Inc. related to this note is $2,336 and $2,311, respectively.

All of the above demand promissory notes issued by the Company were unsecured.

(l) On July 29, 2010, the Company issued 8,300,000 common shares to Gold Exploration LLC, valued at $83,000 (or $0.01 per share) based upon the closing price of the Company’s stock on the date the agreement was executed, to partially repay $10,000 of principal on the promissory note held by Gold Exploration LLC initially issued to Global Mineral Resources Corporation.  This payment of common stock reduced the outstanding balance of the note held by Gold Exploration LLC to $97,000. The Company recognized a loss on debt conversion of $73,000.  During fiscal year 2012, the note holder called the balance of the note and demanded payment. The note holder claimed that the note was in default because the Company failed to maintain the Midas Placer Mining Claim, collateral which secured the note.  Pursuant to the note agreement, the note should accrue interest at 12% when due or declared due. The note is classified as a current liability on the balance sheets. As of September 30, 2012 and June 30, 2012, principal and interest payable to Gold Exploration LLC related to this note is $111,574 and $108,640, respectively.

(m) On February 7, 2011, the Company issued a $250,000 promissory note with an interest rate of 12% per annum to Freedom Boat LLC (“Freedom Boat”). Payment of $2,500 is due monthly from July 5, 2011 through December 5, 2011 with a final payment of interest and principal of $260,000 that because due on February 7, 2012. Freedom Boat also has a right to royalties under certain conditions. The note is secured by the Hull Lode claim, the West Acre Hull tract, property held by David Janney, former officer, and 10,000,000 of the Company’s common shares currently held in escrow.  Proceeds from the note were used to purchase the Tarantula Mining Claim from Judgetown, LLC.  As of September 30, 2012 and June 30, 2012, the remaining principal owed was $250,000.   This note is presently in default but the Company is negotiating with the holder for an extension of this note.

(n) The Company entered into a demand promissory note with Linh B. Ngnyen on May 23, 2011 in the amount of $25,000.  The note is due on demand with an interest rate of 5%.  As of September 30, 2012 and June 30, 2012, principal and interest payable to Linh B. Ngnyen related to this note is $26,692 and $26,377, respectively.

(o) On December 27, 2011, the Company issued a $50,000 promissory note to Mr. Charles Chapman.  The note was due on February 15, 2012 with an interest rate of 12%.  Pursuant to the note agreement, Mr. Chapman has the right to receive 500,000 shares of the Company’s common stock in lieu of interest payments. On December 28, 2011, the Company issued 500,000 shares valued at $4,000 in lieu of the interest.  On March 19, 2012, the note agreement was amended to extend the due date to May 15, 2012.  Pursuant to the amendment, the Company agreed to issue an additional 500,000 common shares valued at $15,500 which was recorded as debt discount and fully amortized during fiscal year 2012.  As of June 30, 2012, the 500,000 common shares related to the March 19, 2012 amendment have not been issued and is recorded as stock payable of $15,500.  On May 16, 2012, the Company entered into a second amendment to extend the loan to November 15, 2012. Pursuant to the second amendment, the Company will issue 100,000 shares of its common stock per month for a period of six months in lieu of interest. As of June 30, 2012, the Company has issued 500,000 common shares valued at $11,000.

(p) On March 12, 2012, the Company issued a $75,000 convertible note to Mr. Leroy Steury. The note was due on June 12, 2012 with an interest rate of 10%.  Mr. Leroy Steury has the right to receive 7.5 million shares of common stock in lieu of unpaid principal and interest before June 17, 2012. The Company recorded a beneficial conversion feature of $75,000 which was fully amortized during fiscal year 2012.  On June 13, 2012, the Company amended the agreement to include the accrued interest of $1,875 on the $75,000 in the principal and extended the note to September 13, 2012. On September 17, 2012, the Company entered into the second amendment to extend the note to December 17, 2012.  As of September 30, 2012 and June 30, 2012, principal and interest payable to Leroy Steury related to this note is 78,230 and $77,780, respectively.

NOTE 5 - EQUITY

Common Stock

On March 31, 2011, the Company increased the authorized common shares to 500,000,000.

During the three months ended September 30, 2012, the Company received cash of $140,000 for the subscription of 8,730,945 common shares. The Company also received cash of $37,500 in October 2012 for the subscription of 2,062,500 common shares. These shares were recorded as subscription receivables.

During the three months ended September 30, 2012, the Company granted 13,000,000 shares of common stock for services of executives and a consultant. These shares were valued at $260,000 based on the trading price of the stock on the date granted. At September 30, 2012, these shares have not been issued and were recorded as stock payable.

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

On June 6, 2011, the Board of Directors of the Company amended the 2008 Plan to increase the reserved grant shares from 1,000,000 common shares to 25,000,000 common shares.  On August 17, 2012, the Board of Directors of the Company amended the 2008 Plan to increase the authorized shares to be granted from 25,000,000 common shares to 35,000,000 common shares.

The cost of all employee stock options, as well as other equity-based compensation arrangements, is reflected in the financial statements over the vesting period based on the estimated fair value of the awards.

A summary of warrant activity for the three months ended September 30, 2012 is presented below:

		Outstanding Options/Warrants
	Shares Available for Grant	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
June 30, 2012	19,000,000	25,500,000	$0.02	3.72	120,000
Grants		-	$-
Forfeitures		-	-
September 30, 2012	9,500,000	25,500,000	$0.02	3.47	875,000

The Company has 17,500,000 warrants and 8,000,000 options outstanding as of September 30, 2012.

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

On May 8, 2012, the Company granted Mr. Peter Cao, a member of the Company’s Board of Directors, 8,000,000 options to purchase common stock of the Company at a price of $0.025 per share. Options for 4 million common shares vested immediately. After six months of Mr. Cao’s employment with the Company, additional options to purchase 4,000,000 shares at $0.025 per share will vest. The options have a five-year expected life, and were valued at $198,519. At September 30, 2012, unamortized value of this warrant was $33,087.

Current management has not found supporting documents or evidence that the stock option of 2008 or any plan has been ratified by the shareholders and/or Board of Directors. Current management is in the process of determining a method to rectify this situation.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of September 30, 2012 and June 30, 2012, the Company had payables to a related party of $0 and $18,000, respectively, for services provided.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On May 8, 2012, the Company entered into an employment contract with Mr. Peter Cao, Chief Operating Officer. Pursuant to the agreement, the Company will pay monthly compensation of $1,000. Mr. Cao is also entitled to 2,000,000 common shares for the increase in the Company’s market value for every $15 million up to $100 million. Additionally, Mr. Cao was granted options to purchase a total of 8,000,000 common shares. Options for 4 million common shares are exercisable at $0.025 per share and vested immediately. After six months of Mr. Cao’s employment with the Company, additional options to purchase 4,000,000 shares at $0.025 per share will vest. The 8,000,000 options were valued at $198,519, which is being expensed over the vesting periods.  On October 1, 2012, Mr. Cao entered into a new employment agreement with the Company to replace the agreement dated May 8, 2012. The October 1, 2012 agreement states the following:

(1)	Starting October 1, 2012 the Company will pay $4,000 per month;
(2)	8,000,000 share of common stock is granted immediately and valued at $232,000 based on the market price at October 1, 2012.
(3)	Salary will increase as the Company’s monthly production hits the operational milestones as follows:
i.	Production of 200 ounces: salary of $5,000 per month
ii.	Production of 400 ounces: salary of $6,000 per month
iii.	Production of 600 ounces: salary of $7,000 per month
iv.	Production of 800 ounces: salary of $8,000 per month
v.	Production of 1,000 ounces: salary of $9,000 per month
vi.	Production of 1,200 ounces: salary of $10,000 per month
vii.	At production of 1,200 ounces per month or another 4,000,000 shares will be granted.
(4)	Executive will be eligible for bonuses based on a combination of individual performance and company performance which will be determined by the CEO and Board of Directors.

On October 30, 2012, the Company amended the employment agreement to increase the monthly salary to $3,000 per month for the three months ended September 30, 2012.  Mr. Cao also agreed that the 8 million common shares granted on October 1, 2012 replace the 8,000,000 options granted on May 8, 2012.

On June 19, 2012, the Board of Directors appointed Mr. Michael Stojsavljevich as the new Chief Executive Officer, secretary and a member of the Board of Directors.  Mr. Stojsavljevich would receive $5,500 for the first two months and $11,000 per month from the third month of his employment.  Mr. Stojsavljevich is entitled to 2,500,000 shares of common stock quarterly from July 1, 2012 and every quarter thereafter to a total of 10,000,000 shares.  On August 1, 2012, Mr. Stojsavljevich entered into a new employment agreement with Company to replace the agreement dated June 19, 2012 as follows:

(1)	Starting August 1, 2012, the Company will pay $5,500 monthly salary;
(2)
10,000,000 shares of common stock is granted immediately and valued at $200,000 based on the market price at August 1, 2012. On October 30, 2012, Mr. Stojsavljevich entered into an amendment to the employment agreement to say that the term to issue 2,500,000 shares of common stock quarterly from July 1, 2012 and every quarter thereafter to a total of 10,000,000 shares stated in the June 19, 2012 agreement is replaced.

(3)	Salary will increase as the Company monthly production achieves operational milestones as described below:
i.	Production of 200 ounces: salary of $6,500 per month
ii.	Production of 400 ounces: salary of 7,500 per month
iii.	Production of 600 ounces: salary of $8,500 per month
iv.	Production of 800 ounces: salary of $9,500 per month
v.	Production of 1,000 ounces: salary of $10,500 per month
vi.	Production of 1,200 ounces: salary of 11,500 per month
vii.	At a monthly production of 1,200 ounces per month another 4,000,000 shares will be granted.
(4)	Mr. Stojsavljevich will be eligible for bonuses based on a combination of individual performance and company performance which will be determined by the Board of Directors.

On May 10, 2012, the Company entered into a two-year employment contract with Mr. Scott Geisler, Chief Executive Officer at that time. The agreement allows the immediate accrual of unpaid salary from August 29, 2011 at $100,000 per year. The Company also issued stock options to purchase a total of 17,000,000 common shares. Options for 8,500,000 common shares at an exercise price of $0.01 per share vested immediately. Additional options to purchase 8,500,000 common shares at an exercise price of $0.01 per share vested in August 2012. The 17,000,000 options are valued at $507,862. These options have a term of 5 years and can be exercised on a cashless basis.  On June 8, 2012, the Company entered into a mutual release agreement with Mr. Geisler.  That mutual release agreement superseded the employment agreement dated May 10, 2012. Pursuant to the mutual release agreement, Mr. Geisler would receive $75,000 in the next 25 months commencing July 15, 2012, and 7,500,000 shares of the Company’s common stock.   On June 1, 2012, Mr. Geisler resigned as Chief Executive Officer of the Company.

On October 30, 2012 we learned that former President and CEO, Scott Geisler, filed suit against the company on September 20, 2012, in the Circuit Court of the Sixth Judicial District in the State of Florida. The Company has not yet been served with the summons and complaint or filed an answer. Mr. Geisler asserts that the Company is in default with respect to payments under a Settlement and Mutual Release Agreement entered into upon his resignation as an officer and director of the Company and effective June 8, 2012. Mr. Geisler claims monetary damages "in excess of $15,000," attorneys' fees, court costs and seeks the issuance of 7,500,000 shares of common stock that is provided for under the Settlement and Mutual Release Agreement. We have engaged legal counsel to represent the Company in this dispute and counsel has identified defenses to the claims and setoffs. We are  optimistic that a settlement of the dispute will be reached in the near future without having a materially adverse effect on our financial condition or results of operations.

Currently, the Company is carrying the amount of $293,450 as a disputed payable until resolved, which include other disputed payables.

The Company entered into a purchase agreement to purchase mining claims from Gold Exploration LLC in the amount of $99,000 on June 1, 2008. The agreement requires the Company to make royalty payments equal to 2% of the Net Smelter Returns (“NSR”) per year. The Company had no NSR for the three months ended September 30, 2012 and no royalties were paid.  The agreement does not have any commitment dates of when production is to begin.

On February 7, 2011 the Company entered into a $250,000 promissory note agreement with Freedom Boat which bears interest rate at 12%.  The agreement includes a royalty payment which includes 5% in royalty of its gross profits from gold extraction form the Tarantula Placer Mine and 5% royalty payment from Hull Placer Mine.

On February 7, 2011, David Janney, former officer, entered an agreement with Amazon Holding LLC to pay a finder’s fee for raising $250,000 in the acquisition of mining property. On January 19, 2012, Amazon Holding LLC demanded the Company make the payment. The dispute is still pending but the Company believes that it is not likely that Amazon Holding LLC will prevail if a suit is filed against the Company related to this agreement.

NOTE 9– LOSS ON SETTLEMENT OF LITIGATION

On February 26, 2012, the Company entered into a settlement agreement with David Janney (former CEO/CFO) for his actions related to wrongfully issued common stock of the Company, among many other things. The settlement agreement includes the following terms:

a.
The Company agreed to issue 5 million shares of restricted Bonanza Goldfields common stock to Mr. Janney as a form of compensation. The shares will be paid in two tranches. The first 2,500,000 shares should be issued upon the execution of the settlement and was issued on March 19, 2012. The second 2,500,000 shares were to be issued six months from the execution date of the settlement but have not been issued.

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

The Company recorded a loss of $59,000 on this settlement during the year ended June 30, 2012.

During the year ended June 30, 2012, the Company learned that the title of Midas Placer Claim which the Company purchased from Global Minerals, Inc., a company controlled by Mr. David Janney, was never transferred to the Company. As such, the Company is currently in dispute with Mr. Janney.

NOTE 10 – SUBSEQUENT EVENTS

On October 1, 2012, the Company entered into a new employment agreement with Peter Cao (see Note 8). On October 25, 2012, the Company amended the employment agreements of Peter Cao and Michael Stojsavljevich to clarify certain terms in the new employment agreements (see Note 8).

On October 1, 2012, the Company entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") with Tonaquint, Inc., a Utah corporation ("Tonaquint"), whereby the Company issued (i) a secured convertible promissory note of the Company in the principal amount of $1,660,000 (the "Promissory Note") and (ii) a warrant to purchase a number of the Company’s common stock equal to $1,660,000 divided by the Market Price (the "Warrant"). Market Price means 65% of the arithmetic average of the 3 lowest volume-weighted average prices of the stock price during the 20 consecutive trading day period immediately preceding the date of the conversion. The Market Price will be adjusted for any stock split, stock dividend, stock combination or other similar transaction. The warrant also contains a cashless exercise provision subject to certain limitations. The Warrant has an exercise price of is $0.075 per share and can be exercised at any time within five years after October 1, 2012.

The Promissory Note is due 30 months from the issuance date of October 1, 2012 (“Maturity Date”) and has an interest rate of 8% payable monthly. The Promissory Note, if prepaid, has a penalty of 135% prepayment obligation. The total amount funded (in cash and notes) at closing will be $1,500,000, representing the principal amount of $1,660,000 less an original issuance discount of $150,000 and the payment of $10,000 to cover Tonaquint’s fees. The payments from Tonaquint consisted of $150,000 in cash advanced at closing and $1,350,000 in a series of three secured Buyer Mortgage Notes and one Promissory Note with interest rates of 5% described in more detail below. The Company also has the right to offset the payment of any of these notes and not receive payment for such notes or be obligated to pay such portion of the notes, subject to certain conditions and obligations. The shares of common stock underlying the Promissory Note and Warrant are to be registered by a registration statement  pursuant to the terms and conditions of a registration rights agreement.

Beginning on the earlier of the date that is (i) 30 calendar days after the effective date of a registration statement and (ii) 180 calendar days after October 1, 2012, and each month thereafter, the Company shall pay to Tonaquint principal payments of $69,167 plus the sum of any accrued and unpaid interest due on such date by converting such amount at a conversion price equals to the lower of the (i) conversion price in effect ($0.05 per share if no anti-dilution adjustment) (ii) 65% of the arithmetic average of the 3 lowest volume-weighted average prices of the stock price during the 20 consecutive trading day period immediately preceding the date of the payment date.

Tonaquint has the right to convert, subject to restrictions described in the Promissory Note, all or a portion of the outstanding amount of the Promissory Note that is eligible for conversion into shares of the Company’s common stock. The conversion price of the Promissory Note is $0.05 per share.

Each of the Promissory Note and the Warrant contain "blocker provisions" such that Tonaquint shall not be permitted to hold by virtue of payment of interest or principal under the Promissory Note or conversion of the Promissory Note or the exercise of the Warrant a number of shares of common stock exceeding 4.99% of the number of shares of the Company’s common stock outstanding (the “4.99% Cap”). The Company shall not be obligated and shall not issue its common stock which would exceed the 4.99% Cap until such time as the 4.99% Cap would no longer be exceeded by any such receipt of shares of common stock by Tonaquint.

Tonaquint's obligation to fund the Company is evidenced by 3 Buyer Mortgage Notes, in the principal amount of $50,000, $150,000, and $400,000. The Buyer Mortgage Notes are secured by certain real property owned by Tonaquint located in Cook County, Illinois.  Tonaquint’s obligation to fund the Company is further evidenced by a Promissory Note in the amount of $750,000. Each Buyer Mortgage Note and the Promissory Note is due and payable on or before the earlier of (i) 60 days following the occurrence of the Maturity Date (as defined in the Promissory Note), and (ii) subject to certain conditions described in each Buyer Mortgage Note and the Promissory Note.  The Buyer Mortgage Notes and Promissory Note each contain standard events of default related to payment, certain covenants and bankruptcy events.

Pursuant to the Purchase Agreement, the Company shall reserve 75 million shares of common stock beginning on October 1, 2012 and ending 4 months after October 1, 2012. The Company shall not enter into any equity line of credit or financing arrangement or other transaction that involves issuing securities that are convertible into common stock (including without limitation selling convertible debt, warrants or convertible preferred stock), or otherwise issue Common Stock (a) with conversion, exercise or similar mechanics or reset provisions that vary according to the market price of the common stock without a floor at or higher than $0.01 or (b) at a fixed price which is lower than $0.01, without the prior written consent of Tonaquint. Without the prior written consent of Tonaquint, the Company agrees not to declare or make any dividend or other distributions of its assets.

The Purchase Agreement contains representations and warranties of the Company and Tonaquint that are customary for transactions of this kind. The Purchase Agreement contains certain penalties and damages in the event the Tonaquint is unable to sell shares of the Company’s common stock under Rule 144 because the Company is not current in regards to its required reports under the Securities Exchange Act of 1934, as amended, or if the Company fails to timely deliver (generally within five business days) any shares of common stock issuable to Tonaquint upon conversion of the Promissory Note or exercise of the Warrant.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

Additional testing was completed by Auric Resources on our BLM land which tested positive for gold deposits and certain critical rare earth elements. Those results can also be found on our website (such information on our website is not to be incorporated by reference to this report).

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

Prior to commencing the survey, extensive samplings were analyzed locally at multiple depths demonstrating the potential for high grade gold findings throughout the property.  Modern access for heavy equipment is already in place via our privately constructed roads, and rail is localized.  The claims are directly adjacent to the world famous historic Congress Mine, Arizona. The Congress Mine operated between 1887 and 1959 producing, according to management’s understanding, about 400,000 ounces of lode gold (although past performance provides no assurances regarding future production).  Unique features appear ubiquitous throughout the immediate area, including greenstone dike extensions, placer gravel deposits, and vestiges of numerous pre-historic waterfalls.  Additionally, lode gold possibilities exist due to the extensions of schist and mineralized quartz veins in the immediate area of the Congress Mine. Our management believes the alluvial deposits originate from two ancient rivers that flowed in opposing directions during separate geological periods.

We expanded the flagship Tarantula Project with the acquisition of the Piedmont Mine, a gold and silver mine previously in operation until 1940. The Piedmont Mine has been deemed by our geological team as a highly prospective addition to the Tarantula Project. The acquisition expands the Tarantula Project to 38 lode mining claims covering over 600 acres of contiguous property directly adjacent to the historic Congress Mine which produced over 400,000 ounces of lode gold between 1887 and 1959.

While conducting a survey of the Tarantula Project, explorations of the outlying region lead to the acquisition of additional claims. With the expansion of the land package, management believes an economically feasible resource estimate can be derived and “proved out.”  Furthermore, with the added resource, small to medium scale placer production operations can commence. We have further engaged Auric Resources International to source and build its production operation on an economically viable basis.  The level of viability is indexed at 1 gram/ton, and management believes these levels can be attained if not exceeded. With placer production commencing of placer material, we intend to move directly into core drilling of the property.  The adjacent historic Congress Mine was a hard rock mining operation, which resulted in the production of an estimated 400,000 ounces of gold until it ceased operations in the 1959.  Congress’ hard rock structures appear to move directly onto our properties, and management believes, but can provide no assurances, that RC (reverse circulation) drilling samples will ultimately prove this out.

RESULTS OF OPERATIONS

Three months Ended September 30, 2012 Compared to Three months Ended September 30, 2011

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

For the three months ended September 30, 2012, we generated no revenue. Our future revenue plan is uncertain and is dependent on our ability to effectively mine our products, generate sales, and obtain contract mining opportunities. There are no assurances of our ability to begin to mine our claim. The expenditures for mining are cost intensive so it is critical for us to raise sufficient capital to implement our business plan.  We incurred losses of $484,467 for the three months ended September 30, 2012, compared to $125,367 for the three months ended September 30, 2011.

Our operating expenses for exploration activities for the three months ended September 30, 2012 and 2011 were $20,684 and $27,701, respectively. The costs associated with exploration activities included trenching, testing, hauling, and labor costs associated with the exploration of our gold mines claims.

Our general and administrative expenses for the three months ended September 30, 2012 and 2011 were $439,841 and $65,182, respectively.  The increase was primarily related to the issuance of options to our COO that was valued at $99,261, issuance of common stock to our CEO valued at $200,000, issuance of common stock to other professionals and our director of $60,000, and other professional fees of $59,000.

Our interest expense for the three months ended September 30, 2012 and 2011 was $23,942 and $32,484, respectively. The decrease is primarily attributable to the decrease in debt outstanding.

Liquidity and Capital Resources

Our cash used in operating activities for the three months ended September 30, 2012 was $82,065 compared to $160,962 for the three months ended September 30, 2011.   The decrease in cash used in operations was primarily attributable to reduced payments made to vendors and related parties during the three months ended September 30, 2012.

Our cash provided by financing activities for the three months ended September 30, 2012 was $140,000, compared to $140,000 for the three months ended September 30, 2011. Cash provided by financing activities mainly included proceeds from the sale of common stock.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the three months ended September 30, 2012 mainly due to lack of segregation of duties.

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

(b) Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 30, 2012 we learned that former President and CEO, Scott Geisler, filed suit against the company on September 20, 2012, in the Circuit Court of the Sixth Judicial District in the State of Florida. The Company has not yet been served with the summons and complaint or filed an answer. Mr. Geisler asserts that the Company is in default with respect to payments under a Settlement and Mutual Release Agreement entered into upon his resignation as an officer and director of the Company and effective June 8, 2012. Mr. Geisler claims monetary damages "in excess of $15,000," attorneys' fees, court costs and seeks the issuance of 7,500,000 shares of common stock that is provided for under the Settlement and Mutual Release Agreement. We have engaged legal counsel to represent the Company in this dispute and counsel has identified defenses to the claims and setoffs. We are  optimistic that a settlement of the dispute will be reached in the near future without having a materially adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously discussed in Item 1A of the Company’s Form 10-K for the year ended June 30, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

The Company issued 100,793,445 common shares for $177,500 in cash.  The Company granted 13,000,000 common stock for services of executives in the amount of $260,000 which is valued at the trading price of the stock on the date granted and has been recorded as stock payable.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2012.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS

3.1	Articles of Incorporation(1)
3.2	Bylaws (1)
4.1	$1,660,000 Secured Convertible Note dated October 1, 2012 (3)
4.2	Common Stock Purchase Warrant dated October 1, 2012 (3)
10.1	Agreement with Gold Explorations, LLC and Bonanza Goldfields, Corp., dated July 1, 2009.(2)
10.2	Peter Cao Chief Operating Officer employment agreement (3)
10.3	Scott Geisler Chief Executive Officer employment agreement (3)
10.4	Note and Warrant Purchase Agreement dated October 1, 2012 (3)
10.5	Form of Promissory Note (3)
10.6	Form of Mortgage, dated October 1, 2012 (3)
10.7	Escrow Agreement dated October 1, 2012 (3)
10.8	Form of Buyer Mortgage Note 1 dated October 1, 2012. (3)
10.9	Form of Buyer Mortgage Note 2 dated October 1, 2012.(3)
10.10	Form of Buyer Mortgage Note 3 dated October 1, 2012. (3)
10.11	Registration rights Agreement, dated October 1, 2012 (3)
10.12	Security Agreement dated October 1, 2012 (3)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act(4)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (4)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act(4)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act(4)

(1)	Incorporated by reference to the Company’s filing on Form S1/A, as filed with the Securities and Exchange Commission on September 11, 2008.
(2)
 Incorporated by reference to the corresponding exhibits on the Company’s filing on Form 10-Q, as filed with the Securities and Exchange Commission on March 14, 2012 for the period ended September 30, 2011.

(3)	Incorporated by reference to the corresponding exhibits on the Company’s filing on Form 8-K, as filed with the Securities and Exchange Commission on October 5, 2012.
(4)	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	Bonanza Goldfields Corp.

Date: November 14, 2012	By:	/s/ Michael Stojsavljevich
Michael Stojsavljevich
Chairman, Chief Executive Officer (Principal Executive Officer)

Registrant	Bonanza Goldfields Corp.

Date: November 14, 2012	By:	/s/ Michael Stojsavljevich
Michael Stojsavljevich
Interim Chief Financial Officer (Principal Accounting Officer,)