Form 10-Q/A
period 2012-09-30
Bonanza Goldfield Corp.
filed 2012-11-15
CIK 1439264

U.S. Securities and Exchange Commission
Washington, D.C. 20549
____________________

FORM 10-Q/A
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

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2012 (the “10-Q”) is to correct Part II Other Information, Unregistered Sales of Equity Securities and Use of Proceed Securities.   The corrected paragraph  in Registrant Part II Other Information Item 2. Unregistered Sales of Equity Securities and Use of Proceed Securities should read as follows:

The Company issued 10,793,445 common shares for $177,500 in cash.  The Company granted 13,000,000 common stock for services of executives in the amount of $260,000 which is valued at the trading price of the stock on the date granted and has been recorded as stock payable.

Other than the changes described in this Explanatory Note, we are not amending or updating any information contained our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

PART II – OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

The Company issued 10,793,445 common shares for $177,500 in cash.  The Company granted 13,000,000 common stock for services of executives in the amount of $260,000 which is valued at the trading price of the stock on the date granted and has been recorded as stock payable.

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

Registrant Date: November 15, 2012	Bonanza Goldfields Corp. By: /s/ Michael Stojsavljevich
Michael Stojsavljevich
Chairman, Chief Executive Officer (Principal Executive Officer)

Registrant Date: November 15, 2012	Bonanza Goldfields Corp. By: /s/ Michael Stojsavljevich
Michael Stojsavljevich
Interim Chief Financial Officer (Principal Accounting Officer,)