Form 10-Q
period 2012-12-31
Bonanza Goldfield Corp.
filed 2013-02-14
CIK 1439264

U.S. Securities and Exchange Commission
Washington, D.C. 20549
____________________

FORM 10-Q
____________________

(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

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

Large accelerated filer   ☐   Accelerated filer   ☐   Non–Accelerated filer   ☐   Smaller reporting company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding February 4, 2013
Common stock, $0.0001 par value	340,156,125

BONANZA GOLDFIELDS CORP.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

PART I – FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS AND NOTES TO INTERIM FINANCIAL STATEMENTS

General

The accompanying  unaudited  interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles applicable in the United States of America.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Company's annual report on Form 10-K for the year ended June 30, 2012.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended December 31, 2012 are not necessarily indicative of the results that can be expected for the year ending June 30, 2013.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2012	2012
ASSETS:
CURRENT ASSETS
Cash	$11,377	$85,623
Prepaid expenses	7,500	20,200
Total current assets	18,877	105,823

Property and equipment, net	130,726	43,767

Deposits	300	-
Mining claims	250,000	250,000
TOTAL ASSETS	$399,903	$399,590

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$65,472	$59,967
Accrued interest	57,858	43,409
Disputed payables	293,450	293,450
Common stock payable	488,000	38,000
Deferred liabilities	60,000	60,000
Convertible note payable	59,556	76,875
Notes payable	594,699	594,699
TOTAL LIABILITIES	1,619,035	1,166,400

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' DEFICIT:
Series A Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value, 500,000,000 shares authorized;
340,156,125 and 320,862,680 issued and outstanding as of December 31, 2012 and June 30, 2012	34,015	32,086
Additional paid-in capital	6,226,906	5,807,958
Deficit accumulated during exploration stage	(7,480,053)	(6,606,854)
TOTAL STOCKHOLDERS' DEFICIT	(1,219,132)	(766,810)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$399,903	$399,590

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					For the Period
	For the Three Months Ended		For the Six Months Ended		from March 6, 2008
	December 31,		December 31,		(inception) through
	2012	2011	2012	2011	December 31, 2012

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative	166,887	164,095	606,728	229,277	3,116,907
Exploration expense	123,402	29,279	144,086	56,980	393,406
Impairment of mining claims	-	-	-	-	714,700
Impairment of other assets	-	-	-	-	32,122
Total operating expenses	290,289	193,374	750,814	286,257	4,257,135

OTHER (INCOME) EXPENSE:
Interest expense	98,792	23,324	122,734	55,808	3,009,483
Interest income	(349)	-	(349)	-	(349)
Loss on settlement of litigation	-	59,000	-	59,000	59,000
Loss on conversion of accounts payable	-	-	-	-	33,014
Loss on debt conversion	-	-	-	-	121,770
Total other (income) expense	98,443	82,324	122,385	114,808	3,222,918

NET LOSS	$(388,732)	$(275,698)	$(873,199)	$(401,065)	$(7,480,053)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares
outstanding, basic and diluted	334,520,255	296,739,636	327,755,563	289,310,889

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
	For the Six Months Ended		from March 6, 2008
	December 31,		(inception) through
	2012	2011	December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(873,199)	$(401,065)	$(7,480,053)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	9,031	242	9,514
Stock-based compensation and options	392,348	131,714	1,869,602
Impairment of mining claims	-	-	714,700
Impairment of other assets	-	-	32,122
Amortization of debt discount	80,889	24,392	2,368,255
Common stock issued for interest expense	-	82	504,060
Loss on settlement of litigation	-	59,000	59,000
Loss on settlement of accounts payable	-	-	33,014
Loss on conversion of notes payable	-	-	121,770
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	12,700	-	200
Accounts payable and accrued liabilities	22,775	(47,072)	73,031
Accounts payable and accrued liabilities - related party	-	(38,488)	-
Disputed payable	-	-	293,450
Deferred liabilities	-	-	60,000
Net cash used in operating activities	(355,456)	(271,195)	(1,341,335)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in mining property	-	-	(149,000)
Purchase of property and equipment	(95,990)	-	(132,163)
Deposit	(300)	-	(300)
Net cash used in investing activities	(96,290)	-	(281,463)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	50,000	355,800
Repayments of notes payable	-	(58,000)	(58,000)
Proceeds from convertible notes payable	200,000	-	329,875
Proceeds from the sale of common stock	177,500	299,000	1,006,500
Net cash provided by financing activities	377,500	291,000	1,634,175

(DECREASE) INCREASE IN CASH	(74,246)	19,805	11,377
CASH, BEGINNING OF PERIOD	85,623	23,306	-
CASH, END OF PERIOD	$11,377	$43,111	$11,377

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$2,821	$30,225	$558,795
Income taxes paid	$-	$-	$-

NONCASH INVESTING AND FINANCING TRANSACTIONS:

Extinguishment of debt	$-	$-	$19,327
Notes issued to acquire mining claims	$-	$-	$357,000
Debt discount	$221,333	$-	$2,421,161
Common stock issued to prepay interest	$-	$3,918	$7,700
Common stock issued for note modification	$-	$-	$48,387
Common stock issued to acquire mining claims	$-	$-	$458,700
Common stock issued for fixed assets	$-	$3,023	$43,872
Common stock issued for conversion of debt	$79,696	$19,328	$218,028
Common stock to be issued for settlement of litigation	$-	$-	$29,500
Common stock to be issued for note extension	$-	$-	$15,500

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORP
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the three and six month periods ended December 31, 2012
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Bonanza Goldfields Corp. (the “Company”) was incorporated under the laws of the State of Nevada on March 6, 2008 (Inception). The Company’s fiscal year ends on June 30.  The Company engages in exploring and acquiring mineral properties or claims located in the State of Arizona as well as in other geographic areas within the United States of America. The Company has successfully set up a small operating plant during the second quarter of fiscal year 2013 (specifically the October – December of 2012 time period).

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has a working capital deficit and has not generated revenues since inception. During the six months ended December 31, 2012, the Company incurred a net loss of $873,199 and as of December 31, 2012, has an accumulated deficit of $7,480,053.  Further, the Company has inadequate working capital to maintain or develop its operations, and continues to be dependent upon funds from private investors and the support of certain stockholders.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, management plans to continue raising necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

The Company's ability to meet its obligations and continue as a going concern is dependent upon its ability to achieve profitable operations or obtain additional financing for plant expansion or general business overhead costs. The Company cannot reasonably be expected to earn revenue in this early stage of exploration. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure additional financing when needed or to obtain such financing on terms satisfactory to the Company.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

Exploration Stage Company

The Company's financial statements are prepared pursuant to SEC guidance and Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 915, Development Stage Entities, as it devotes substantially all of its efforts to acquire and explore mining interests that will eventually provide sufficient net profits to sustain the Company’s existence.

Mineral property rights

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized. The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of December 31, 2012, management has determined that there was no impairment loss required for the six months then ended.

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management has determined that there is no impairment loss required for the six months ended December 31, 2012.

Asset Retirement Obligations

The Company had no operating properties at December 31, 2012, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies.  For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable.  Costs of future expenditures for environmental remediation are discounted to their present value.  Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the associated long-lived assets and depreciated over the lives of the assets on a units-of-production basis.  Reclamation costs are accreted over the life of the related assets and are adjusted for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate on the underlying obligation.  There were no asset retirement obligations as of December 31, 2012 as there are presently no underlying obligations.

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

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period
Support equipment	5 Years

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

The Company follows a two-step approach to ultimately recognize and measure uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments.  At December 31, 2012, the Company did not record any liabilities for uncertain tax positions.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in the U.S.  The Federal Depository Insurance Corporation (“FDIC”) insures accounts at each institution up to $250,000.

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

At December 31, 2012 and 2011, common stock equivalents consisted of warrants and options to purchase 21,926,667 and 15,000,000 shares of common stock, respectively.

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

Subsequent Events

The Company’s management reviewed all material events through the issuance date of this quarterly report on Form 10-Q.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No.  2012-2 (ASU 2012-2), Intangibles - Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. The update is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment. The update is also intended to improve the consistency in impairment testing guidance among long-lived asset categories. Previous guidance required an entity to test indefinite-lived intangible assets for impairment by comparing the fair value of the asset with its carrying amount at least on an annual basis. If the carrying amount exceeded its fair value, an entity needed to recognize an impairment loss in the amount of the excess. The amendment to this update allows an entity to first assess the qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. This assessment will determine whether it is necessary to perform quantitative impairment tests. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted for impairment tests performed as of July 27, 2012. The Company believes the adoption of ASU 2012-2 will not have a material impact on its financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11 (ASU 2011-11), Disclosures about Offsetting Assets and Liabilities,  where entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for the Company on July 1, 2013. The Company believes the adoption of ASU 2011-11 will not have a material impact on its financial statements.

NOTE 3- PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2012 and June 30, 2012:

	December 31, 2012	June 30, 2012

Support equipment	$140,240	$44,250
Less: accumulated depreciation	(9,514)	(483)
Net property and equipment	$130,726	$43,767

Depreciation expense was $6,818 and $9,031 for the three and six months ended December 31, 2012, and $121 and $242 for the three and six months ended December 31, 2011, respectively.

NOTE 4 – MINING CLAIMS

The following is a detail of mining claims at December 31, 2012 and June 30, 2012:

	December 31, 2012	June 30, 2012
Midas Placer Mining Claim (fully impaired)	$565,700	$565,700
Tarantula Mining Claim	250,000	250,000
Osiris Gold Joint Venture (fully impaired)	50,000	50,000
Total mining and equipment activity	865,700	865,700
Accumulated impairment of mining claims	(615,700)	(615,700)
Total Mining Claims	$250,000	$250,000

The Company has impaired all claims except for the Tarantula (Hull Lode) mining claim.

NOTE 5 – NOTES PAYABLE

The Company had the following notes payable outstanding as of December 31, 2012 and June 30, 2012:

	December 31, 2012	June 30, 2012

Gold Exploration LLC (a) Dated - June 1, 2008	$52,699	$52,699

Venture Capital International (b) Dated – March 30, 2009	12,000	12,000

Venture Capital International (c) Dated - May 7, 2009	17,000	17,000

Advantage Systems Enterprises Limited (d) Dated – July 3, 2009	17,000	17,000

Advantage Systems Enterprises Limited (e) Dated – August 7, 2009	10,000	10,000

Venture Capital International (f) Dated – October 15, 2009	10,000	10,000

Venture Capital International (g) Dated – October 27,2009	7,000	7,000

Advantage Systems Enterprises Limited (h) Dated – November 9, 2009	25,000	25,000

Venture Capital International (i) Dated – November 23, 2009	5,000	5,000

Strategic Relations Consulting, Inc. (j) Dated – March 31, 2010	15,000	15,000

Summit Technology Corporation, Inc. (k) Dated November 22, 2010	2,000	2,000

Gold Exploration LLC (l) Dated July 29, 2010	97,000	97,000

Freedom Boat, LLC (m) Dated February 7, 2011	250,000	250,000

Dr. Linh B. Nguyen (n) Dated May 23, 2011	25,000	25,000

Mr. Charles Chapman (o) Dated December 27, 2011	50,000	50,000

Mr. Leroy Steury Dated March 12, 2012 (p)	-	76,875

Tonaquint, Inc. Dated October 1, 2012 (q)	221,333	-
Total notes and convertible note payable	816,032	671,574
Debt Discount – Tonaquint, Inc.	(161,777)	-
Less: current portion of long-term debt	(654,255)	(671,574)
Long-term debt	$-	$-

(a) The Company entered into a purchase agreement to purchase mining claims with Gold Exploration LLC in the amount of $99,000 on June 1, 2008. The Company paid $15,000 in cash and issued a note for $84,000 with an interest rate of 12% for the remaining balance. Pursuant to the purchase agreement, $7,000 is to be paid each 90 days until the full principal balance plus accrued interest is paid off. As of December 31, 2012 and June 30, 2012, principal and interest payable to Gold Exploration LLC for this note is $68,535 and $65,346, respectively. This note is presently in default.

(b) On March 30, 2009, the Company issued a $12,000 demand promissory note to Venture Capital International, Inc. The note is due on demand with an interest rate of 5%. As of December 31, 2012 and June 30, 2012, principal and interest payable to Venture Capital International, Inc. related to this note is $14,234 and $13,932, respectively.

(c) On May 7, 2009, the Company issued a $17,000 demand promissory note to Venture Capital International, Inc. The note is due on demand and has an interest rate of 5%. As of December 31, 2012 and June 30, 2012, principal and interest payable to Venture Capital International, Inc. related to this note is $20,076 and $19,648, respectively.

(d) On July 3, 2009, the Company issued a $17,000 demand promissory note to Advantage Systems Enterprise Limited. The note is due on demand with an interest rate of 5%. As of December 31, 2012 and June 30, 2012, principal and interest payable to Advantage Systems Enterprise Limited related to this note is $19,978 and $19,550, respectively.

(e) On August 7, 2009, the Company issued a $10,000 demand promissory note to Advantage Systems Enterprises Limited. The note is due on demand with an interest rate of 5%. As of December 31, 2012 and June 30, 2012, principal and interest payable to Advantage Systems Enterprise Limited, Inc. related to this note is $11,700 and $11,448, respectively.

(f) On October 15, 2009, the Company issued a $10,000 demand promissory note to Venture Capital International. The note is due on demand with an interest rate of 5%. As of December 31, 2012 and June 30, 2012, principal and interest payable to Venture Capital International related to this note is $11,605 and $11,353, respectively.

(g) On October 27, 2009, the Company issued a $7,000 demand promissory note to Venture Capital. The note is due on demand with an interest rate of 5%. As of December 31, 2012 and June 30, 2012, principal and interest payable to Venture Capital International related to this note is $8,112 and $7,936, respectively.

(h) On November 9, 2009, the Company issued a $25,000 demand promissory note to Advantage Systems Enterprise Limited. The note is due on demand with an interest rate of 5%. As of December 31, 2012 and June 30, 2012, principal and interest payable to Advantage Systems Enterprise Limited related to this note is $28,952 and $28,322, respectively.

(i) On November 23, 2009, the Company issued a $5,000 demand promissory note to Venture Capital International. The note is due on demand with an interest rate of 5%. As of December 31, 2012 and June 30, 2012, principal and interest payable to Venture Capital International related to this note is $5,776 and $5,650, respectively.

(j) On March 31, 2010, the Company issued a $15,000 demand promissory note to Strategic Relations consulting, Inc. The note is due on demand with an interest rate of 5%. As of December 31, 2012 and June 30, 2012 principal and interest payable to Strategic Relations Consulting, Inc. related to this note is $17,067 and $16,689, respectively.

(k) On November 22, 2010, the Company issued a $7,000 demand promissory note to Summit Technologies Corporation, Inc. The note is due on demand with an interest rate of 5%. As of December 31, 2012 and June 30, 2012, principal and interest payable to Strategic Relations Consulting, Inc. related to this note is $2,361 and $2,311, respectively.

All of the above demand promissory notes issued by the Company were unsecured.

(l) On July 29, 2010, the Company issued 8,300,000 common shares to Gold Exploration LLC, valued at  $83,000 (or $0.01 per share) based upon the closing price of the Company’s stock on the date the agreement was executed, to partially repay $10,000 of principal on the promissory note held by Gold Exploration LLC initially issued to Global Mineral Resources Corporation. This payment of common stock reduced the outstanding balance of the note held by Gold Exploration LLC to $97,000. The Company recognized a loss on debt conversion of $73,000. During fiscal year 2012, the note holder called the balance of the note and demanded payment. The note holder claimed that the note was in default because the Company failed to maintain the Midas Placer Mining Claim, collateral which secured the note. Pursuant to the note agreement, the note should accrue interest at 12% when due or declared due. The note is classified as a current liability on the balance sheets. As of December 31, 2012 and June 30, 2012, principal and interest payable to Gold Exploration LLC related to this note is $114,508 and $108,640, respectively.

(m) On February 7, 2011, the Company issued a $250,000 promissory note with an interest rate of 12% per annum to Freedom Boat LLC (“Freedom Boat”). Payments of $2,500 were due monthly from July 5, 2011 through December 5, 2011 with a final payment of interest and principal of $260,000 that became due on February 7, 2012.  Freedom Boat also has a right to royalties under certain conditions. The note is secured by the Hull Lode claim, The West Acre Hull tract, property held by David Janney, former officer, and 10,000,000 of the Company’s common shares currently held in escrow. Proceeds from the note were used to purchase the Tarantula Mining Claim from Judgetown, LLC. As of December 31, 2012 and June 30, 2012, the remaining principal owed was $250,000. This note is presently in default but the Company is negotiating with the holder for an extension of this note.

(n) The Company entered into a demand promissory note with Linh B. Ngnyen on May 23, 2011 in the amount of $25,000. The note is due on demand with an interest rate of 5%. As of December 31, 2012 and June 30, 2012, principal and interest payable to Linh B. Ngnyen related to this note is $27,007 and $26,377, respectively.

(o) On December 27, 2011, the Company issued a $50,000 promissory note to Mr. Charles Chapman. The note was due on February 15, 2012 with an interest rate of 12%. Pursuant to the note agreement, Mr. Chapman has the right to receive 500,000 shares of the Company’s common stock in lieu of interest payments.  On December 28, 2011, the Company issued 500,000 shares valued at $4,000 in lieu of the interest. On March 19, 2012, the note agreement was amended to extend the due date to May 15, 2012. Pursuant to the amendment, the Company agreed to issue an additional 500,000 common shares valued at $15,500 which was recorded as debt discount and fully amortized during fiscal year 2012. As of December 31, 2012, the 500,000 common shares related to the March 19, 2012 amendment have not been issued and is recorded as stock payable of $15,500. On May 16, 2012, the Company entered into a second amendment to extend the loan to November 15, 2012.  Pursuant to the second amendment, the Company will issue 100,000 shares of its common stock per month for a period of six months in lieu of interest. As of December 31, 2012, the Company has issued 500,000 common shares valued at $11,000. The note is currently in default.

(p) On March 12, 2012, the Company issued a $75,000 convertible note to Mr. Leroy Steury. The note was due on June 12, 2012 with an interest rate of 10%. Mr. Leroy Steury has the right to receive 7.5 million shares of common stock in lieu of unpaid principal and interest before June 17, 2012. The Company recorded a beneficial conversion feature of $75,000 which was fully amortized during fiscal year 2012. On June 13, 2012, the Company amended the agreement to include the accrued interest of $1,875 on the $75,000 in the principal and extended the note to September 13, 2012. On September 17, 2012, the Company entered into the second amendment to extend the note to December 17, 2012. On November 27, 2012, Mr. Steury converted unpaid principal and accrued interest of $79,696 to 7,500,000 shares of the Company’s common stock. As of December 31, 2012 and June 30, 2012, principal and interest payable to Mr. Steury related to this note was $0 and $77,780, respectively.

(q) On October 1, 2012, the Company entered into a Note and Warrant Purchase Agreement (the "Purchase Agreement") with Tonaquint, Inc., a Utah corporation ("Tonaquint"), whereby the Company issued (i) a secured convertible promissory note of the Company in the principal amount of $1,660,000 (the "Promissory Note") with a conversion price of $0.05 per share and  an  annual interest rate of 8% and (ii) a warrant to purchase 158,953,080 shares of the Company’s common stock.  The Warrant has an exercise price of $0.075 per share and can be exercised at any time within five years after October 1, 2012.

The Promissory Note, if prepaid, has a penalty of 135% prepayment obligation. The total amount to be funded is $1,500,000, representing the principal amount of $1,660,000 less an original issuance discount of $150,000 and the payment of $10,000 to cover Tonaquint’s fees. The shares of common stock underlying the Promissory Note and Warrant are to be registered by a registration statement pursuant to the terms and conditions of a registration rights agreement. On February 6, 2013, Tonaquint agreed to waive its registration right related to the Promissory Note.

As of December 31, 2012, the Company has received $200,000 from Tonaquint and recorded $21,333 as a debt discount related to the Promissory Note. Pursuant to the Purchase agreement, warrants to purchase 21,193,744 shares of the Company’s common stock were issued. The Company determined the estimated fair value of the warrants was $635,812. $164,180 of the Promissory Note’s fair value was allocated to the warrants and was recorded as a discount on the note.  The Promissory Note included a beneficial conversion feature of $57,153, which was also recorded as a discount on the Promissory Note. The total discount of $242,666 is being amortized over the life of the Promissory Note. For the three and six months ended December 31, 2012, interest expense of $80,889 was recorded to amortize the debt discount of the Promissory Note.

Beginning on March 30, 2013, and each month thereafter, the Company shall pay to Tonaquint principal payments of $69,167 plus the sum of any accrued and unpaid interest due on such date by converting such amount at a conversion price equals to the lower of the (i) conversion price in effect ($0.05 per share if no anti-dilution adjustment) (ii) 65% of the arithmetic average of the 3 lowest volume-weighted average prices of the stock price during the 20 consecutive trading day period immediately preceding the date of the payment date (a “Company Conversion”); provided, however, the Company may, at its option as described in the agreement, pay all or any part of such installment amount by redeeming such installment amount in cash (a “Company Redemption”) or by any combination of a Company Conversion and a Company Redemption.

Each of the Promissory Note and the Warrant contain "blocker provisions" such that Tonaquint shall not be permitted to hold by virtue of payment of interest or principal under the Promissory Note or conversion of the Promissory Note or the exercise of the Warrant a number of shares of common stock exceeding 4.99% of the number of shares of the Company’s common stock outstanding. As a result of this “blocker provision,” the Company determined that the convertible nature of the Promissory Note did not constitute a derivative for accounting purposes.

Pursuant to the Purchase Agreement, the Company has reserved 75 million shares of common stock on October 1, 2012. The Company shall not enter into any equity line of credit or financing arrangement or other transaction that involves issuing securities that are convertible into common stock (including without limitation selling convertible debt, warrants or convertible preferred stock), or otherwise issue Common Stock (a) with conversion, exercise or similar mechanics or reset provisions that vary according to the market price of the common stock without a floor at or higher than $0.01 or (b) at a fixed price which is lower than $0.01, without the prior written consent of Tonaquint. Without the prior written consent of Tonaquint, the Company agrees not to declare or make any dividend or other distributions of its assets.

As of December 31, 2012, principal and interest payable to Tonaquint, Inc. related to the Promissory Note is $223,854.

NOTE 6 - EQUITY

Common Stock

On March 31, 2011, the Company increased the authorized common shares to 500,000,000.

During the six months ended December 31, 2012, the Company received cash of $177,500 for the subscription of 10,793,445 common shares.

During the six months ended December 31, 2012, the Company granted 13,000,000 shares of common stock for services of executives and a consultant. These shares were valued at $260,000 based on the trading price of the stock on the date granted. At December 31, 2012, these shares have not been issued and were recorded as stock payable.

On November 27, 2012, Leroy Steury converted a note with unpaid principal and accrued interest of $79,696 to 7,500,000 common shares.

Preferred Stock

On June 14, 2011, the Company authorized 20,000,000 shares of Series A Preferred Stock at $0.0001 par value. The Preferred Stock contains certain rights, preferences, privileges, restrictions and other characteristics. Specifically, the Series A Preferred Stock has 100 votes per share, whereas, each share of Common Stock has 1 vote. Series A Preferred Stock holders may vote with holders of the Company’s Common Stock on all matters which common stockholders may vote.  On June 14, 2011, the Company issued 3,000,000 preferred shares valued at $300 to its former CEO/CFO. In August 2011, the former CEO/CFO returned those shares as a result of his resignation from the Company.  The preferred shares were then cancelled.

NOTE 7 – STOCK-BASED COMPENSATION

Effective June 18, 2008, the Board of Directors of the Company approved the 2008 Stock Option and Restricted Stock Plan (the "2008 Plan"). The Plan reserves 1,000,000 shares of common stock for grants of incentive stock options, nonqualified stock options, warrants and restricted stock awards to employees, nonemployee directors and consultants performing services for the Company. Options and warrants granted under the Plan have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant.  The options expire 2 years from the date of grant whereas warrants generally expire 5 years from the date of grant. Restricted stock awards granted under the 2008 Plan are subject to a vesting period determined at the date of grant.

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

A summary of option activity for the six months ended December 31, 2012 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
June 30, 2012	19,000,000	25,500,000	$0.02	3.72	120,000
Grants		-
Forfeitures/Cancellation		(8,000,000)	$0.025	-
December 31, 2012	17,500,000	17,500,000	$0.01	2.70	325,000

The Company has 17,500,000 options outstanding as of December 31, 2012.

The Company values all options using the Black-Scholes option-pricing model. Critical assumptions for the Black-Scholes option-pricing model include the market value of the stock price at the time of issuance, the risk-free interest rate corresponding to the term of the option, the volatility of the Company’s stock price, dividend yield on the common stock, as well as the exercise price and term of the option. The options are not subject to any form of vesting schedule and, therefore, are exercisable by the holders anytime at their discretion during the life of the option. No discounts were applied to the valuation determined by the Black-Scholes option-pricing model.

On May 8, 2012, the Company granted Mr. Peter Cao, a member of the Company’s Board of Directors, 8,000,000 options to purchase common stock of the Company at a price of $0.025 per share. The options have a five-year expected life, and were valued at $198,519, within which $132,348 was recorded during the six months ended December 31, 2012.  On October 1, 2012, the Company cancelled the 8 million options and concurrently, agreed to issue 8 million shares of the Company’s common stock to Mr. Cao. No additional compensation expense was recorded because the value of the options cancelled on October 1, 2012 was the same as the value of the common stock granted based on the fair market value on grant date.
The following inputs and assumptions were used in the option-pricing model:

October 1, 2012
Stock price on grant date	$0.025
Expected dividend yield	None
Volatility	469.30%
Weighted average risk free interest rate	0.62%
Weighted average expected life (in years)	5.00

Current management has not found supporting documents or evidence that the stock option of 2008 or any plan has been ratified by the shareholders and/or Board of Directors. Current management is in the process of determining a method to rectify this situation.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On May 8, 2012, the Company entered into an employment contract with Mr. Peter Cao, Chief Operating Officer. Pursuant to the agreement, the Company will pay monthly compensation of $1,000. Mr. Cao is also entitled to 2,000,000 common shares for the increase in the Company’s market value for every $15 million up to $100 million. Additionally, Mr. Cao was granted options to purchase a total of 8,000,000 common shares. Options for 4 million common shares are exercisable at $0.025 per share and vested immediately. After six months of Mr. Cao’s employment with the Company (November 8, 2012), additional options to purchase 4,000,000 shares at $0.025 per share have vested. The 8,000,000 options were valued at $198,519, which is expensed over the vesting periods. On October 1, 2012, Mr. Cao entered into a new employment agreement with the Company to replace the agreement dated May 8, 2012. The October 1, 2012 agreement states the following:

(1) Starting October 1, 2012, the Company will compensate Mr. Cao $4,000 monthly;
(2) 8,000,000 shares of common stock were granted immediately and valued at $200,000 based on the market price at October 1, 2012. The stock has not been issued and was recorded as stock payable as of December 31, 2012.
(3) Salary will increase as the Company’s monthly production hits the operational milestones as follows:
   i. Production of 200 ounces: salary of $5,000 per month
  ii. Production of 400 ounces: salary of $6,000 per month
 iii. Production of 600 ounces: salary of $7,000 per month
 iv. Production of 800 ounces: salary of $8,000 per month
  v. Production of 1,000 ounces: salary of $9,000 per month
 vi. Production of 1,200 ounces: salary of $10,000 per month
vii. At production of 1,200 ounces per month, another 4,000,000 shares will be granted.
(4) Mr. Cao will be eligible for bonuses based on a combination of individual performance and company performance which will be determined by the CEO and Board of Directors.

On June 19, 2012, the Board of Directors appointed Mr. Michael Stojsavljevich as the new Chief Executive Officer, secretary and a member of the Board of Directors. Mr. Stojsavljevich would receive $5,500 for the first two months and $11,000 per month from the third month of his employment. Mr. Stojsavljevich is entitled to 2,500,000 shares of common stock quarterly from July 1, 2012 and every quarter thereafter to a total of 10,000,000 shares. On August 1, 2012, Mr. Stojsavljevich entered into a new employment agreement with Company to replace the agreement dated June 19, 2012 as follows:

(1) Starting August 1, 2012, the Company will compensate Mr. Stojsavljevich at $5,500 monthly salary;
(2) 10,000,000 shares of common stock were granted immediately and valued at $200,000 based on the market price at August 1, 2012. On October 30, 2012, Mr. Stojsavljevich entered into an amendment to the employment agreement to say that the term to issue 2,500,000 shares of common stock quarterly from July 1, 2012 and every quarter thereafter to a total of 10,000,000 shares stated in the June 19, 2012 agreement is replaced by the 10,000,000 shares of common stock granted on August 1, 2012.
(3) Salary will increase as the Company monthly production achieves operational milestones as described below:
  i. Production of 200 ounces: salary of $6,500 per month
 ii. Production of 400 ounces: salary of 7,500 per month
iii. Production of 600 ounces: salary of $8,500 per month
iv. Production of 800 ounces: salary of $9,500 per month
 v. Production of 1,000 ounces: salary of $10,500 per month
vi. Production of 1,200 ounces: salary of 11,500 per month
vii. At a monthly production of 1,200 ounces per month, another 4,000,000 shares will be granted.
     (4) Mr. Stojsavljevich will be eligible for bonuses based on a combination of individual performance and company performance which will be determined by the Board of Directors.

On May 10, 2012, the Company entered into a two-year employment contract with Mr. Scott Geisler, Chief Executive Officer at that time. The agreement allows the immediate accrual of unpaid salary from August 29, 2011 at $100,000 per year. The Company also issued stock options to purchase a total of 17,000,000 common shares. Options for 8,500,000 common shares at an exercise price of $0.01 per share vested immediately. Additional options to purchase 8,500,000 common shares at an exercise price of $0.01 per share vested in August 2012. The 17,000,000 options are valued at $507,862. These options have a term of 5 years and can be exercised on a cashless basis. On June 8, 2012, the Company entered into a Settlement and Mutual Release Agreement with Mr. Geisler. That Settlement and Mutual Release Agreement superseded the employment agreement dated May 10, 2012. Pursuant to the Settlement and Mutual Release Agreement, Mr. Geisler would receive 7,500,000 shares of the Company’s common stock and $75,000 in the next 25 months commencing July 15, 2012. On June 1, 2012, Mr. Geisler resigned as Chief Executive Officer of the Company.

On October 30, 2012, management learned that former President and CEO, Mr. Scott Geisler, filed suit against the Company on September 20, 2012, in the Circuit Court of the Sixth Judicial District in the State of Florida. The Company has not yet been served with the summons and complaint or filed an answer. Mr. Geisler asserts that the Company is in default with respect to payments under a Settlement and Mutual Release Agreement entered into upon his resignation as an officer and director of the Company and effective June 8, 2012. Mr. Geisler claims monetary damages "in excess of $15,000," attorneys' fees, court costs and seeks the issuance of 7,500,000 shares of common stock that is provided for under the Settlement and Mutual Release Agreement. We have engaged legal counsel to represent the Company in this dispute and counsel has identified defenses to the claims and setoffs. We are optimistic that a settlement of the dispute will be reached in the near future without having a materially adverse effect on our financial condition or results of operations.

Currently, the Company is carrying the amount of $293,400 as disputed payables until resolved, which include other disputed payables.

The Company entered into a purchase agreement to purchase mining claims from Gold Exploration LLC in the amount of $99,000 on June 1, 2008. The agreement requires the Company to make royalty payments equal to 2% of the Net Smelter Returns (“NSR”) per year. The Company had no NSR for the six months ended December 31, 2012 and no royalties were paid. The agreement does not have any commitment dates for when production is to begin.

On February 7, 2011, the Company entered into a $250,000 promissory note agreement with Freedom Boat which bears interest rate at 12%. The agreement includes a royalty payment which includes 5% in royalty of its gross profits from gold extraction form the Tarantula Placer Mine and 5% royalty payment from Hull Placer Mine when and if production occurs. There is currently no production.

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

NOTE 9– LOSS ON SETTLEMENT OF LITIGATION

On February 26, 2012, the Company entered into a settlement agreement with David Janney (former CEO/CFO) for his actions related to wrongfully issued common stock of the Company, among many other things. The settlement agreement includes the following terms:

 a.    The Company agreed to issue 5 million shares of restricted the Company’s common stock to Mr. Janney as a form of compensation. The shares will be paid in two tranches. The first 2,500,000 shares should be issued upon the execution of the settlement and were issued on March 19, 2012. The second 2,500,000 shares were to be issued six months from the execution date of the settlement but have not been issued.

 b.    The funds held in escrow by Christine Wright at the Wright Law Firm, P.A. on behalf of Freedom Boat, LLC for a loan under Mr. Janney’s name will be considered payment in full for Mr. Janney's return of 20,000,000 shares to the treasury on August 29, 2011.

 c.    Mr. Janney agreed not to sell any more than 1,000,000 shares of his personal holdings of the Company’s common stock in the open market in any thirty-day period.

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

During the year ended June 30, 2012, the Company learned that the title of the Midas Placer Claim which the Company purchased from Global Minerals, Inc., a company controlled by Mr. David Janney, was never transferred to the Company.

Effective February 13, 2013, the Company modified the settlement agreement with Mr. Janney where the parties mutually agreed that 2,500,000 common shares to Global Mineral Resources Corp. (“Global”) will be retained by Global and 170,000 and 1,000,000 shares will be returned to the Company by Global and Mr. Janney, respectively.  Additionally, Janney waived his right to receive the 2,500,000 shares that were required to be issued to him on September 22, 2012, under the terms of the original settlement agreement

NOTE 10 – SUBSEQUENT EVENTS

In January 2013, the Company received $25,000 cash for  subscriptions of 1,562,500 common shares. These shares have not yet been issued.

* * * * * * * * * * *

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” and “our” refer to Bonanza Goldfields Corporation, unless the context requires otherwise.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel, any changes in current accounting rules, and future regulatory or legislative actions (including additional taxes, changes in environmental regulation,  and disclosure requirements under the Dodd-Frank Wall Street Reform,  Consumer Protection Act and the Jumpstart our Business Startups Act of 2012),  all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC).  The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.  Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.  In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Our financial statements have been prepared in accordance with United States generally accepted accounting principles.

Overview

We are a junior mining and exploration company identifying and acquiring properties integrated with placer ore and hard rock mineralization in geo-politically stable regions. Management continues to focus all efforts on the flagship Tarantula Project, near Congress, Arizona.  Our management's strategy is to process feasible placer ore, while proving out hard rock structures of the flagship Tarantula Project, Congress, Arizona. Our work effort has focused exclusively on the Tarantula Project. The project area is comprised of 38 lode claims covering 600 acres, with several low lying basins of what is believed to be ancient river beds. Furthermore, there are vestiges and hallmarks of major geological upheaval resulting in unique anomalies, such as extensive mineralized quartz veins. Initially, local non-qualified assay results showed high grades of gold, as well as lower grades of silver, platinum, and rare earth metals, convincing management of the existence of possible bonanza type resources.

Our flagship Tarantula Project consists of 38 lode claims covering 600 acres of patented, private property claims and Bureau of Land Management (“BLM”) claims in the Date Creek Mountains, Arizona consisting of both alluvial and mineralized quartz deposits.  A Preliminary Geological Survey of the claims and the immediate region is now completed of the Tarantula Project, prepared by Auric Resources International, Inc. of Wickenburg, Arizona. Shareholders can access the report at our website: www.bonanzagoldfields.com (such website and its contents are not to be incorporated by reference to this report).

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

RESULTS OF OPERATIONS

We are a junior mining and exploration stage company acquiring mineral properties or claims located in the State of Arizona, USA. During the second quarter of fiscal year 2013 or the time period of October – December 2012, we improved the road system on the Tarantula project and acquired a Yukon 25 plant and finishing table from Goldfields International. We successfully installed the plant, created a water reservoir that holds a maximum capacity of 1 million gallons and is currently at the 700,000 – 800,000 gallon level. Additionally we continued to calibrate the plant, and implement several plant enhancements such as a proprietary sluice system and a system of water regeneration from the plant to the retention pond to enhance recovery of water. The plant is fully operational and during this set-up and testing quarter we ran approximately 700 tons of placer material through the plant, all of which came from one site on the Tarantula. Gold recovery during this quarter could not occur as the gold particles that were found in the black sands produced by the plant were too fine for our manual recovery process. Management is now seeking an efficient way to recover any gold contained in those black sands which came from area on our site. Potential recovery remedies include signing contracts with outside vendors to process our black sands or to develop and on-site recovery system that may be chemical based. Management is actively exploring both routes to determine the best avenue going forward and is in discussion with outside vendors.

Going forward into 2013 management’s plan is to ensure the plant’s operation effectiveness through proper maintenance (especially during inclement weather such as was seen in the Congress area this winter), continue to run placer material from several different spots on the Tarantula to get a broader view of which areas are best to focus our mining efforts. We then plan to do an internal assessment of the geological and monetary value of the land mass based on all the data and information we collect by processing material from several different areas.

No assurances can be provided as to the timing, amount or recovery, or profitability of this prospective recovery. Management also believes it is too early to externally release gold yield estimates. Management continues to believe that a successful mining operation needs a minimum of 3 to 6 months of operations to have a sufficient amount of placer processed to accurately measure land yield effectively and that provides enough of a legally supportable estimate.

Three and Six months Ended December 31, 2012 Compared to Three and Six months Ended December 31, 2011

For the three and six months ended December 31, 2012, we generated no revenue. Our future revenue plan is still uncertain as we are in an early testing and exploration phase and are still dependent on our ability to effectively and economically mine gold. The expenditures for mining are cost intensive so it is critical for us to minimize costs while exploring the best areas on our land to process placer ore. We incurred losses of $388,732 and $873,199 for the three and six months ended December 31, 2012, compared to losses of $275,698 and $401,065 for the three and six months ended December 31, 2011, respectively.

Our operating expenses for exploration activities were $123,402 and $144,086 for the three and six months ended December 31, 2012 compared to $29,279 and $56,980 for the three and six months ended December 31, 2011, respectively. The costs associated with exploration activities included trenching, testing, hauling, and labor costs associated with the exploration of our gold mine claims.

Our general and administrative expenses were $166,887 and $606,728 for the three and six months ended December 31, 2012 compared to $164,095 and $229,277 for the three and six months ended December 31, 2011, respectively. The increase for the six months was primarily related to the stock compensation expense of $132,346 related to the issuance of options to our COO, $200,000 related to the common stock granted to our CEO, $60,000 related to common stock granted to other professionals and our director, and other professional fees of $59,000.

Our interest expense was $98,792 and $122,734 for the three and six months ended December 31, 2012 compared to $23,324 and $55,808 for the three and six months ended December 31, 2011 respectively. The increases are primarily attributable to the amortization of debt discount related to a note issued to Tonaquint, Inc.

Liquidity and Capital Resources

Our cash used in operating activities for the six months ended December 31, 2012 was $355,456 compared to $271,195 for the six months ended December 31, 2011. The increase in cash used in operations was primarily attributable to our mining activities and payments made to the professionals for the filing of registration statement during the six months ended December 31, 2012.

Our cash used in investing activities for the six months ended December 31, 2012 was $96,290, compared to $0 for the six months ended December 31, 2011. Cash used in investing activities mainly included the purchase of equipment for the production site.

Our cash provided by financing activities for the six months ended December 31, 2012 was $377,500, compared to $291,000 for the six months ended December 31, 2011. The increase is mainly due to $200,000  proceeds from convertible notes payables related to Tonaquint, Inc.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the six months ended December 31, 2012 mainly due to lack of segregation of duties.

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

(b) Changes in Internal Control Over Financial Reporting

During the six months ended December 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously discussed in Item 1A of the Company’s Form 10-K for the year ended June 30, 2012, except as follows:

We are subject to additional disclosure relating to the Iran Threat Reduction and Syria Human Rights Act of 2012

As a result of the enactment of the Iran Threat Reduction and Syria Human Rights Act of 2012, our company is subject to additional disclosure requirements in its annual and quarterly Exchange Act reports filed after February 6, 2013.  If our company or its affiliates engaged in specified types of behavior during the period covered by the report, we will be required to disclose those activities.  Please contact Chief Financial Officer of our company immediately if you know or have any reason to believe that any of the activities or types of conduct listed below have been or may have been engaged in at any time during the period from October 1, 2012 up to the date of this report.  Please note that this inquiry relates to the activities or conduct of the Company, any affiliate of the Company, as well as to the conduct of any person who has acted or is acting on behalf of or for the benefit of any of them.  For purposes of this question an “affiliate” is defined as a person that directly, or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with a person. Specified activities requiring disclosure:  (a) activities or transactions relating to Iran’s ability to develop petroleum resources, maintain or expand Iran’s domestic production of refined petroleum products, or import refined petroleum products; (b) activities or transactions contributing to Iran’s ability to acquire or develop weapons of mass destruction or participating in a joint venture with the Government of Iran and certain other persons to mine, produce or transport uranium. (c) activities or transactions by foreign financial institutions (i) facilitating the ability of Iran and related persons to acquire or develop weapons of mass destruction or support terrorism, (ii) facilitating activities of persons subject to financial sanctions under certain United Nations Security Council Resolutions, or (iii) participate in money laundering or facilitate efforts by Iranian financial institutions to carry out activities described in (i) or (ii). (d) activities or transactions by foreign financial institutions or persons owned or controlled by a domestic financial institution, facilitating or providing financial services for certain persons, including Iran’s Revolutionary Guard Corps, whose property is blocked under the International Emergency Economic Powers Act; (e) activities or transactions supporting Iran’s acquisition or use of goods or technologies that are likely to be used to commit human rights abuses against the Iranian people or to restrict, disrupt or monitor the free flow of information; and/or (f) activities or transactions with persons who commit or support terrorism or who are or who support weapons of mass destruction proliferators, or the Government of Iran, any entity owned or controlled directly or indirectly by the Government of Iran, or any person acting or purporting to act on behalf of either of the foregoing, without the specific authorization of a U.S. Government agency.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the first two quarters of fiscal year 2013, the Company issued 10,793,445 common shares for $177,500 in cash. The Company issued 7,500,000 common shares for the conversion of debt.  The Company granted 13,000,000 common stock for services of executives in the amount of $260,000 which is valued at the trading price of the stock on the date granted and has been recorded as stock payable.

During the second quarter of 2012, on November 27, 2012, Leroy Steury converted the net book value of a note payable of $79,696 in accordance with the Note Agreement for 7,500,000 common shares.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended December 31, 2012.

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
______________
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

Registrant		Bonanza Goldfields Corp.
Date: February 14, 2013	By:	/s/ Michael Stojsavljevich
Michael Stojsavljevich
Chairman, Chief Executive Officer (Principal Executive Officer)

Registrant		Bonanza Goldfields Corp.
Date: February 14, 2013	By:	/s/ Michael Stojsavljevich
Michael Stojsavljevich
Chief Financial Officer (Principal Accounting Officer,)