Form 10-Q
period 2013-03-31
Bonanza Goldfield Corp.
filed 2013-05-20
CIK 1439264

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the transition period from N/A through N/A

Commission File No. 000-53612

Bonanza Goldfields Corp.
(Name of registrant as specified in its charter)

Nevada	26-2723015
State of Incorporation	IRS Employer Identification No.

736 East Braeburn Drive, Phoenix, AZ 85022
(former address 2415 East Camelback Road, Phoenix, AZ 85016)
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

Large accelerated filer ☐          Accelerated filer ☐          Non–Accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 13, 2013
Common stock, $0.0001 par value	355,763,775

BONANZA GOLDFIELDS CORP.
INDEX TO FORM 10-Q FILING

CERTIFICATIONS

Exhibit 31 – Management certification
Exhibit 32 – Sarbanes-Oxley Act

PART I – FINANCIAL INFORMATION

ITEM 1.   INTERIM FINANCIAL STATEMENTS AND NOTES TO INTERIM FINANCIAL STATEMENTS

General

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles applicable in the United States of America. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in our Company's annual report on Form 10-K for the year ended June 30, 2012. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended March 31, 2013 are not necessarily indicative of the results that can be expected for the year ending June 30, 2013.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2013	2012
ASSETS:
CURRENT ASSETS
Cash	$33,836	$85,623
Prepaid expenses	7,500	20,200
Total current assets	41,336	105,823

Property and equipment, net	123,908	43,767
Deposits	300	-
Mining claims	300,000	250,000
TOTAL ASSETS	$465,544	$399,590

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$95,445	$59,967
Accrued interest	71,720	43,409
Disputed payables	263,950	293,450
Common stock payable	535,500	38,000
Deferred liabilities	60,000	60,000
Convertible note payable	194,437	76,875
Notes payable	594,699	594,699
TOTAL LIABILITIES	1,815,751	1,166,400

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' DEFICIT:
Series A Preferred stock, $0.0001 par value, 20,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized;
337,086,125 and 320,862,680 issued and outstanding, respectively	33,708	32,086
Additional paid-in capital	6,307,588	5,807,958
Deficit accumulated during exploration stage	(7,691,503)	(6,606,854)
TOTAL STOCKHOLDERS' DEFICIT	(1,350,207)	(766,810)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$465,544	$399,590

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the Period from March 6, 2008 (inception) through
	March 31,		March 31,		March 31,
	2013	2012	2013	2012	2013

REVENUE	$619	$-	$619	$-	$619

OPERATING EXPENSES:
General and administrative	47,340	89,836	654,068	318,871	3,164,247
Exploration expense	57,611	10,972	201,697	68,194	451,017
Impairment of mining claims	-	-	-	-	714,700
Impairment of other assets	-	-	-	-	32,122
Total operating expenses	104,951	100,808	855,765	387,065	4,362,086

Operating loss	(104,332)	(100,808)	(855,146)	(387,065)	(4,361,467)

OTHER INCOME (EXPENSE):
Interest expense	(136,618)	(34,950)	(259,352)	(90,758)	(3,146,101)
Interest income	-	-	349	-	349
Gain (loss) on settlement of litigation	29,500	-	29,500	(59,000)	(29,500)
Loss on conversion of accounts payable	-	-	-	-	(33,014)
Loss on debt conversion	-	-	-	-	(121,770)
Total other income (expense)	(107,118)	(34,950)	(229,503)	(149,758)	(3,330,036)

NET LOSS	$(211,450)	$(135,758)	$(1,084,649)	$(536,823)	$(7,691,503)

Net loss per common share
basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares
outstanding, basic and diluted	338,911,400	304,578,551	331,411,696	294,365,241

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended		For the Period from March 6, 2008 (inception) through
	March 31,		March 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(625,643)	$(237,307)	$(7,691,503)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	15,849	362	16,332
Stock-based compensation and options	392,348	135,214	1,869,602
Impairment of mining claims	-	-	714,700
Impairment of other assets	-	-	32,122
Amortization of debt discount	184,445	48,182	2,471,811
Common stock issued for interest expense	11,700	4,000	515,760
Loss on settlement of litigation	-	59,000	59,000
Loss on settlement of accounts payable	-	-	33,014
Loss on conversion of notes payable	-	-	121,770
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	12,700	(5,000)	200
Accounts payable and accrued liabilities	66,610	(46,166)	116,866
Accounts payable and accrued liabilities - related party	-	(38,488)	-
Disputed payables	(29,500)	-	263,950
Deferred liabilities	-	-	60,000
Net cash used in operating activities	28,509	(80,203)	(1,416,376)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in mining property	(50,000)	-	(199,000)
Purchase of property and equipment	(95,990)	-	(132,163)
Deposit paid	(300)	-	(300)
Net cash used in investing activities	(146,290)	-	(331,463)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	125,000	355,800
Repayments of notes payable	-	(58,000)	(58,000)
Proceeds from convertible notes payable	300,000	-	429,875
Proceeds from the sale of common stock	225,000	359,000	1,054,000
Net cash provided by financing activities	525,000	426,000	1,781,675

INCREASE (DECREASE) IN CASH	407,219	345,797	33,836
CASH, BEGINNING OF PERIOD	85,623	23,306	-
CASH, END OF PERIOD	$492,842	$369,103	$33,836

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$24,375	$32,725	$580,349
Income taxes paid	$-	$-	$-

NONCASH INVESTING AND FINANCING TRANSACTIONS:

Extinguishment of debt	$-	$-	$19,327
Notes issued to acquire mining claims	$-	$-	$357,000
Debt Discount	$290,008	$-	$2,489,836
Common stock issued for note modification	$-	$-	$48,387
Common stock issued to acquire mining claims	$-	$-	$458,700
Common stock issued for fixed assets	$-	$3,023	$43,872
Common stock issued for conversion of debt	$79,696	$19,328	$218,028
Common stock to be issued for settlement of litigation	$-	$-	$29,500

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORP
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

Bonanza Goldfields Corp. (the “Company”) was incorporated under the laws of the State of Nevada on March 6, 2008 (Inception). The Company’s fiscal year ends on June 30. The Company has acquired 3 sets of mineral properties in the state of Arizona. The mineral properties are contiguous, therefore the three sets are considered as one project. The first is federal mining claims on land managed by the Bureau of Land Management totaling 458 acres. The second is 130.76 acres of patented land the Company lease for an initial term of two years with an option to buy from Judgetown LLC. The lease agreement with Judgetown LLC was effective on October 15, 2012. The third property is referred to as the Hull land and is approximately 20 acres of patented land which the Company purchased with funds borrowed from Freedom Boat.

The recoverability of amounts from the properties or claims will be dependent upon the discovery of economically recoverable reserves, ability to process material, maintenance of the Company's interest in the underlying properties and/or claims, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property and/or claim agreements and to complete the development of the properties and/or claims, and upon future profitable production or proceeds for the sale thereof.

The Company is an exploration stage company and that there is no assurance that a commercially viable mineral deposit exist on any of the Company’s properties and that further exploration will be required. The Company’s exploration target is to find exploitable minerals on the Company’s properties and to raise adequate funding to begin processing the Company’s land. The Company’s success depends on achieving that target and becoming cash flow positive once production begins. There is the likelihood of our mineral claims containing little or no economic mineralization or reserves of gold and other minerals. There is the possibility that the Company’s claims do not contain any reserves and funds that the Company spends on exploration will be lost. Even if the Company complete its current exploration program and are successful in identifying a mineral deposit, the Company will be required to spend substantial funds to bring its claims to production. The Company is unable to assure that it will be able to raise the additional funds necessary to implement any future exploration or extraction program even if mineralization is found.

It is the Company’s objective to identify mineral prospect properties of merit, conduct preliminary exploration work, and if results are positive, to process mineral resources in a market where the Company believe capital is transitioning to the safety of gold. The management contends that this business model is timely in a world of financial and currency instability with escalating mineral demand.

The Company’s areas of exploration are in geopolitically stable North American areas.

The Judgetown lease, with an effective date of October 15, 2012, was executed on September 30, 2012 between the Company and Judgetown LLC, an Arizona Limited Liability Company located in Arizona (“Lessor”). The leased premises consist of 130.76 acres in the county of Yavapai, Arizona in the Date Creek Mountain range. The lease is exclusive to the Company and its successors and assigns all of Lessors’ interest in and to all mining rights and minerals (hereafter the "Mineral Substance") beneath the surface of, within, or that may be produced from the Premises. The lease granted the following to the Company for a period of two years unless terminated pursuant to the lease; Mining and Access Rights, Cross Mining, Commingling, Deposit of Waste Materials, Treatment and Water Rights. The lease amount, as amended, is $300,000 for the period commencing on January 15, 2013. An option to purchase the land was also granted for a price of $1,500,000 less lease payments.

The Company’s leased lands consist of 38 lode claims covering 600 acres of patented, private property claims and BLM claims described above in the Date Creek Mountains, Arizona consisting of both alluvial and mineralized quartz deposits, as well as the presence of certain rare earth elements. A Preliminary Geological Survey as well as subsequent testing and assays of the leased claims were prepared by a third party.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has a working deficit and has only generated nominal revenues since inception. During the nine months ended March 31, 2013, the Company incurred a net loss of $1,084,649 and as of March 31, 2013, has an accumulated deficit of $7,691,503. Further, the Company has inadequate working capital to maintain or develop its operations, and continues to be dependent upon funds from private investors and the support of certain stockholders. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, management plans to continue raising necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Management evaluates these estimates and assumptions on a regular basis. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

Exploration Stage Company

The Company's financial statements are prepared pursuant to SEC guidance and Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 915, Development Stage Entities, as it devotes substantially all of its efforts to acquire and explore mining interests that will eventually provide sufficient net profits to sustain the Company’s existence.

Mineral property rights

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized. The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of March 31, 2013, management has determined that there was no impairment loss required for the nine months then ended.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management has determined that there is no impairment loss required for the nine months ended March 31, 2013.

Asset Retirement Obligations

The Company had no operating properties at March 31, 2013, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies. For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Costs of future expenditures for environmental remediation are discounted to their present value. Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the associated long-lived assets and depreciated over the lives of the assets on a units-of-production basis. Reclamation costs are accreted over the life of the related assets and are adjusted for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate on the underlying obligation. There were no asset retirement obligations as of March 31, 2013 as there are presently no underlying obligations.

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

The Company follows a two-step approach to ultimately recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2013, the Company did not record any liabilities for uncertain tax positions.

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

At March 31, 2013 and 2012, common stock equivalents consisted of warrants and options to purchase 5,500,000 and 15,000,000 shares of common stock, respectively.

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

Subsequent Events

The Company’s management reviewed all material events through the issuance date of this quarterly report on Form 10-Q for disclosure consideration.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2013 and June 30, 2012:

	March 31, 2013	June 30, 2012

Support equipment	$140,240	$44,250
Less: accumulated depreciation	(16,332)	(483)
Net property and equipment	$123,908	$43,767

Depreciation expense was $9,031and $15,849 for the three and nine months ended March 31, 2013, respectively, and $120 and $362 for the three and nine months ended March 31, 2012, respectively.

NOTE 4 – MINING CLAIMS

The following is a detail of mining claims at March 31, 2013 and June 30, 2012:

	March 31, 2013	June 30, 2012
Midas Placer Mining Claim (fully impaired)	$565,700	$565,700
Hull Lode Mining Claim (Freedom Boat Lease)	250,000	250,000
Osiris Gold Joint Venture (fully impaired)	50,000	50,000
Judgetown Mining Claim	50,000	-
Total mining and equipment activity	915,700	865,700
Accumulated impairment of mining claims	(615,700)	(615,700)
Total Mining Claims	$300,000	$250,000

The Company has impaired all claims except for the Tarantula (Hull Lode) and Judgetown mining claim.

NOTE 5 – NOTES PAYABLE

The Company had the following notes payable outstanding as of March 31, 2013 and June 30, 2012:

	March 31, 2013	June 30, 2012
Gold Exploration LLC (a)
Dated - June 1, 2008	$52,699	$52,699

Venture Capital International (b)
Dated – March 30, 2009	12,000	12,000

Venture Capital International (c)
Dated - May 7, 2009	17,000	17,000

Advantage Systems Enterprises Limited (d)
Dated – July 3, 2009	17,000	17,000

Advantage Systems Enterprises Limited (e)
Dated – August 7, 2009	10,000	10,000

Venture Capital International (f)
Dated – October 15, 2009	10,000	10,000

Venture Capital International (g)
Dated – October 27,2009	7,000	7,000

Advantage Systems Enterprises Limited (h)
Dated – November 9, 2009	25,000	25,000

Venture Capital International (i)
Dated – November 23, 2009	5,000	5,000

Strategic Relations Consulting, Inc. (j)
Dated – March 31, 2010	15,000	15,000

Summit Technology Corporation, Inc. (k)
Dated November 22, 2010	2,000	2,000

Gold Exploration LLC (l)
Dated July 29, 2010	97,000	97,000

Freedom Boat, LLC (m)
Dated February 7, 2011	250,000	250,000

Dr. Linh B. Nguyen (n)
Dated May 23, 2011	25,000	25,000

Mr. Charles Chapman (o)
Dated December 27, 2011	50,000	50,000

Mr. Leroy Steury
Dated March 12, 2012 (p)	-	76,875

Tonaquint, Inc.
Dated October 1, 2012 (q)	332,000	-
Total notes and convertible note payable	926,699	671,574
Debt Discount – Tonaquint, Inc.	(137,563)	-
Less: current portion of long-term debt	(789,136)	(671,574)
Long-term debt	$-	$-

(a) The Company entered into a purchase agreement to purchase mining claims with Gold Exploration LLC in the amount of $99,000 on June 1, 2008. The Company paid $15,000 in cash and issued a note for $84,000 with an interest rate of 12% for the remaining balance. Pursuant to the purchase agreement, $7,000 is to be paid each 90 days until the full principal balance plus accrued interest is paid off. As of March 31, 2013 and June 30, 2012, principal and interest payable to Gold Exploration LLC for this note is $70,077 and $65,346, respectively. This note is presently in default.

(b) On March 30, 2009, the Company issued a $12,000 demand promissory note to Venture Capital International, Inc. The note is due on demand with an interest rate of 5%. As of March 31, 2013 and June 30, 2012, principal and interest payable to Venture Capital International, Inc. related to this note is $14,381 and $13,932, respectively.

(c) On May 7, 2009, the Company issued a $17,000 demand promissory note to Venture Capital International, Inc. The note is due on demand and has an interest rate of 5%. As of March 31, 2013 and June 30, 2012, principal and interest payable to Venture Capital International, Inc. related to this note is $20,284 and $19,648, respectively.

(d) On July 3, 2009, the Company issued a $17,000 demand promissory note to Advantage Systems Enterprise Limited. The note is due on demand with an interest rate of 5%. As of March 31, 2013 and June 30, 2012, principal and interest payable to Advantage Systems Enterprise Limited related to this note is $20,186 and $19,550, respectively.

(e) On August 7, 2009, the Company issued a $10,000 demand promissory note to Advantage Systems Enterprises Limited. The note is due on demand with an interest rate of 5%. As of March 31, 2013 and June 30, 2012, principal and interest payable to Advantage Systems Enterprise Limited, Inc. related to this note is $11,822 and $11,448, respectively.

(f) On October 15, 2009, the Company issued a $10,000 demand promissory note to Venture Capital International. The note is due on demand with an interest rate of 5%. As of March 31, 2013 and June 30, 2012, principal and interest payable to Venture Capital International related to this note is $11,727 and $11,353, respectively.

(g) On October 27, 2009, the Company issued a $7,000 demand promissory note to Venture Capital. The note is due on demand with an interest rate of 5%. As of March 31, 2013 and June 30, 2012, principal and interest payable to Venture Capital International related to this note is $8,198 and $7,936, respectively.

(h) On November 9, 2009, the Company issued a $25,000 demand promissory note to Advantage Systems Enterprise Limited. The note is due on demand with an interest rate of 5%. As of March 31, 2013 and June 30, 2012, principal and interest payable to Advantage Systems Enterprise Limited related to this note is $29,257 and $28,322, respectively.

(i) On November 23, 2009, the Company issued a $5,000 demand promissory note to Venture Capital International. The note is due on demand with an interest rate of 5%. As of March 31, 2013 and June 30, 2012, principal and interest payable to Venture Capital International related to this note is $5,837 and $5,650, respectively.

(j) On March 31, 2010, the Company issued a $15,000 demand promissory note to Strategic Relations consulting, Inc. The note is due on demand with an interest rate of 5%. As of March 31, 2013 and June 30, 2012 principal and interest payable to Strategic Relations Consulting, Inc. related to this note is $17,250 and $16,689, respectively.

(k) On November 22, 2010, the Company issued a $7,000 demand promissory note to Summit Technologies Corporation, Inc. The note is due on demand with an interest rate of 5%. As of March 31, 2013 and June 30, 2012, principal and interest payable to Strategic Relations Consulting, Inc. related to this note is $2,386 and $2,311, respectively.

All of the above demand promissory notes issued by the Company were unsecured.

(l) On July 29, 2010, the Company issued 8,300,000 common shares to Gold Exploration LLC, valued at $83,000 (or $0.01 per share) based upon the closing price of the Company’s stock on the date the agreement was executed, to partially repay $10,000 of principal on the promissory note held by Gold Exploration LLC initially issued to Global Mineral Resources Corporation. This payment of common stock reduced the outstanding balance of the note held by Gold Exploration LLC to $97,000. The Company recognized a loss on debt conversion of $73,000. During fiscal year 2012, the note holder called the balance of the note and demanded payment. The note holder claimed that the note was in default because the Company failed to maintain the Midas Placer Mining Claim, collateral which secured the note. Pursuant to the note agreement, the note should accrue interest at 12% when due or declared due. The note is classified as a current liability on the balance sheets. As of March 31, 2013 and June 30, 2012, principal and interest payable to Gold Exploration LLC related to this note is $117,346 and $108,640, respectively.

(m) On February 7, 2011, the Company issued a $250,000 promissory note with an interest rate of 12% per annum to Freedom Boat LLC (“Freedom Boat”). Payments of $2,500 were due monthly from July 5, 2011 through December 5, 2011 with a final payment of interest and principal of $260,000 that became due on February 7, 2012. Freedom Boat also has a right to royalties under certain conditions. The note is secured by the Hull Lode claim, The West Acre Hull tract, property held by David Janney, former officer, and 10,000,000 of the Company’s common shares currently held in escrow. Proceeds from the note were used to purchase the Tarantula Mining Claim from Judgetown, LLC. As of March 31, 2013 and June 30, 2012, the remaining principal owed was $250,000. This note is presently in default but the Company is negotiating with the holder for an extension of this note.

(n) The Company entered into a demand promissory note with Linh B. Ngnyen on May 23, 2011 in the amount of $25,000. The note is due on demand with an interest rate of 5%. As of March 31, 2013 and June 30, 2012, principal and interest payable to Linh B. Ngnyen related to this note is $27,312 and $26,377, respectively.

(o) On December 27, 2011, the Company issued a $50,000 promissory note to Mr. Charles Chapman. The note was due on February 15, 2012 with an interest rate of 12%. Pursuant to the note agreement, Mr. Chapman has the right to receive 500,000 shares of the Company’s common stock in lieu of interest payments. On December 28, 2011, the Company issued 500,000 shares valued at $4,000 in lieu of the interest. On March 19, 2012, the note agreement was amended to extend the due date to May 15, 2012. Pursuant to the amendment, the Company agreed to issue an additional 500,000 common shares valued at $15,500 which was recorded as debt discount and fully amortized during fiscal year 2012. As of March 31, 2013, the 500,000 common shares related to the March 19, 2012 amendment have not been issued and is recorded as stock payable of $15,500. On May 16, 2012, the Company entered into a second amendment to extend the loan to November 15, 2012. Pursuant to the second amendment, the Company will issue 100,000 shares of its common stock per month for a period of six months in lieu of interest. During the three months ended March 31, 2013, the Company issued 600,000 common shares valued at $11,700 for interest expense related to this note. The note is currently in default.

(p) On March 12, 2012, the Company issued a $75,000 convertible note to Mr. Leroy Steury. The note was due on June 12, 2012 with an interest rate of 10%. Mr. Leroy Steury has the right to receive 7.5 million shares of common stock in lieu of unpaid principal and interest before June 17, 2012. The Company recorded a beneficial conversion feature of $75,000 which was fully amortized during fiscal year 2012. On June 13, 2012, the Company amended the agreement to include the accrued interest of $1,875 on the $75,000 in the principal and extended the note to September 13, 2012. On September 17, 2012, the Company entered into the second amendment to extend the note to December 17, 2012. On November 27, 2012, Mr. Steury converted unpaid principal and accrued interest of $79,696 to 7,500,000 shares of the Company’s common stock. As of March 31, 2013 and June 30, 2012, principal and interest payable to Mr. Steury related to this note was $0 and $77,780, respectively.

(q) On October 1, 2012, the Company entered into a Secured Convertible Promissory Note and Warrant Purchase Agreement with Tonaquint, Inc., a Utah corporation ("Tonaquint"), whereby the Company issued (i) a Secured Convertible Promissory Note of the Company in the principal amount of $1,660,000 with a conversion price of $0.05 per share and an annual interest rate of 8% and (ii) a warrant to purchase 158,953,080 shares of the Company’s common stock. The warrant has an exercise price of $0.075 per share and can be exercised at any time within five years after October 1, 2012. Tonaquint has the right to convert, subject to restrictions described in the promissory note, all or a portion of the outstanding amount of the promissory note that is eligible for conversion into shares of the Company’s common stock.

The promissory note is due on April 1, 2015 and the interest is payable monthly. The promissory note, if prepaid, has a penalty of 135% prepayment obligation. The total amount to be funded is $1,500,000, representing the principal amount of $1,660,000 less an original issuance discount of $150,000 and the payment of $10,000 to cover Tonaquint’s fees. The shares of common stock underlying the Secured Convertible Promissory Note and Warrant were to be registered by a registration statement pursuant to the terms and conditions of a registration rights agreement. The registration statement has been withdrawn with Tonaquint’s consent.

Tonaquint's ability to fund the Company is evidenced by three Buyer Mortgage Notes, in the principal amount of $50,000, $150,000, and $400,000. The Buyer Mortgage Notes are secured by certain real property owned by Tonaquint located in Cook County, Illinois. Tonaquint’s obligation to fund the Company is further evidenced by a promissory note in the amount of $750,000.

Pursuant to the purchase agreement, the Company reserved 75,000,000 shares of common stock. The Company has agreed not to enter into any equity line of credit or financing arrangement or other transaction that involves issuing securities that are convertible into common stock (including without limitation selling convertible debt, warrants or convertible preferred stock), or otherwise issue common stock (a) with conversion, exercise or similar mechanics or reset provisions that vary according to the market price of the common stock without a floor at or higher than $0.01 or (b)at a fixed price which is lower than $0.01, without the prior written consent of Tonaquint. The Company agrees not to declare or make any dividend or other distributions of its assets.

The Company’s default status on that Freedom Boat note existed prior and during negotiations on the transaction with Tonaquint. The intent of the Tonaquint transaction was that the Company does not default on any notes in the future.

As of March 31, 2013, the Company has received $300,000 from Tonaquint and recorded $32,000 as a debt discount related to the promissory note. Pursuant to the purchase agreement, warrants to purchase 31,790,616 shares of the Company’s common stock were issued. The Company determined the estimated fair value of the warrants was $816,808. $232,856 of the promissory notes fair value was allocated to the warrants and was recorded as a discount on the note. The promissory note included a beneficial conversion feature of $57,153, which was also recorded as a discount on the promissory note. The total discount of $322,009 is being amortized over the life of the promissory note. For the three and nine months ended March 31, 2013, interest expense of $80,889 and $184,447, respectively, was recorded to amortize the debt discount of the promissory note.

Beginning on March 30, 2013, and each month thereafter, the Company shall pay to Tonaquint principal payments of $69,167 plus the sum of any accrued and unpaid interest due on such date by converting such amount at a conversion price equals to the lower of the (i) conversion price in effect ($0.05 per share if no anti-dilution adjustment) (ii) 65% of the arithmetic average of the three lowest volume-weighted average prices of the stock price during the 20 consecutive trading day period immediately preceding the date of the payment date; provided, however, the Company may, at its option as described in the agreement, pay all or any part of such installment amount by redeeming such installment amount in cash or by any combination of a Company conversion and a Company redemption.

As of March 31, 2013, principal and interest payable to Tonaquint, Inc. related to the promissory note is $342,357.

NOTE 6 – EQUITY

Common Stock

During the nine months ended March 31, 2013, the Company received cash of $177,500 for the subscription of 10,793,445 common shares and issued 1,000,000 common shares for cash received in the year ended June 30, 2012. During the nine months ended March 31, 2013, the Company also received cash of $47,500 for the subscription of 2,187,500 common shares. At March 31, 2013, these shares have not been issued and were recorded as stock payable.

During the nine months ended March 31, 2013, the Company granted 21,000,000 shares of common stock for services of executives and a consultant. These shares were valued at $460,000 based on the trading price of the stock on the date granted. At March 31, 2013, these shares have not been issued and were recorded as stock payable.

On November 27, 2012, Leroy Steury converted a note with unpaid principal and accrued interest of $79,696 to 7,500,000 common shares.

On January 29, 2013, Bud Chapman and Fabio Piras were issued 300,000 common shares each, in aggregate of 600,000 shares valued at $11,700, for interest expense on a note.

On February 19, 2013, David Janney surrendered 3,670,000 common shares of the 6,170,000 common shares he held in the Company. David Janney was allowed to retain 2,500,000 shares as part of a settlement with the Company.

Preferred Stock

On June 14, 2011, the Company authorized 20,000,000 shares of Series A Preferred Stock at $0.0001 par value. The Preferred Stock contains certain rights, preferences, privileges, restrictions and other characteristics. Specifically, the Series A Preferred Stock has 100 votes per share, whereas, each share of common stock has one vote. Series A Preferred Stock holders may vote with holders of the Company’s common stock on all matters which common stockholders may vote. On June 14, 2011, the Company issued 3,000,000 preferred shares valued at $300 to its former CEO/CFO. In August 2011, the former CEO/CFO returned those shares as a result of his resignation from the Company. The preferred shares were then cancelled.

Fraudulent Issuance of Stock by Past Management

During 2011, the Company issued 86,000,000 common shares to asignees of a $23,200 note originally issued to Venture Capital International.

An opinion of counsel pursuant to Rule 144 was prepared and executed by attorney, John Thomas, Esq. for each of the issuances and sent to the Company with instructions to issue the shares without restrictions. The former CEO and only director at the time forwarded the opinion, instructions and the corporate resolution to the transfer agent directing that the share certificates be issued as new shares without a restriction to the designated shareholders. The transfer agent issued new shares to the recipients without a restriction based upon the legal opinion and directions from the CEO. The above mentioned 86,000,000 shares are outstanding. Other than 12,000,000 shares that present management has been able to place in escrow with the transfer agent pending further review. The only note holder, Venture Capital International, never agreed to an assignment, did not receive payment from this above described transaction and the note is still outstanding. Present management believes the assignment was forged. The recipients of the 86,000,000 shares did not pay the Company or the note holder for the shares and the Company believes, based on information from one of the parties who purchased the stock that the former CEO may have kept the funds received from the sale of the shares.

The Company now does not believe that these shares are legally issued, fully paid or non-assessable in that the Rule 144 opinion of counsel is an attempt to issue new shares directly from the issuer without a restriction. It is our understanding that Rule 144 provides a safe harbor from the definition of an underwriter such that the Section 4(1) exemption from registration would be available however, Section 4(1) exemption does not apply to an issuer. It is the Company’s understanding that an exemption from registration was not available for the issuance of 86,000,000 shares. It is Company’s understanding that the holders of these shares must receive an opinion of counsel acceptable to the Company before they can be sold. The Company is attempting to contact the present holders at this time. All shares properly issued by the Company that have not been registered through the available effective registration statements are restricted. It also appears to the Company that the shares were issued in violation of the registration provisions of Section 5 of the Securities Act of 1933 and are subject to rescission under Section l2(a)(l) of the Act. The Company is attempting to contact the recipients of the subject shares and will pursue all legal remedies available to correct this issue.

At the time of the above occurrence, the Company, based on the legal opinion from Mr. Thomas considered these shares as properly issued. The Company became aware of the fraud as to the payment of debt and therefore could not make an accounting entry of debt reduction and that from an accounting perspective treated these shares as compensation to the initial holders and made the proper accounting entries. The accounting treatment of these shares will be reconciled upon the issuance of a legal opinion addressing these issues.

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

A summary of option activity for the nine months ended March 31, 2013 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
June 30, 2012	9,500,000	25,500,000	$0.02	3.72	120,000
Grants		-
Forfeitures/Cancellation		(20,000,000)	$0.025
March 31, 2013	29,500,000	5,500,000	$0.01	1.66	-

On May 8, 2012, the Company granted Mr. Peter Cao, a member of the Company’s Board of Directors, 8,000,000 options to purchase common stock of the Company at a price of $0.025 per share. The options have a five-year expected life, and were valued at $198,519, within which $132,348 was recorded during the nine months ended March 31, 2013. On October 1, 2012, the Company cancelled the 8,000,000 options and concurrently, agreed to issue 8,000,000 shares of the Company’s common stock to Mr. Cao. No additional compensation expense was recorded because the value of the options cancelled on October 1, 2012 was the same as the value of the common stock granted based on the fair market value on grant date.
The following inputs and assumptions were used in the Black-Scholes option-pricing model:

October 1, 2012
Stock price on grant date	$0.025
Expected dividend yield	None
Volatility	469.30%
Weighted average risk free interest rate	0.62%
Weighted average expected life (in years)	5.00

On March 26, 2013, Michael Cao, consultant, forfeited his options to purchase 12,000,000 shares of the Company’s common stock.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On May 8, 2012, the Company entered into an employment contract with Mr. Peter Cao, Chief Operating Officer. Pursuant to the agreement, the Company will pay monthly compensation of $1,000. Mr. Cao is also entitled to 2,000,000 common shares for the increase in the Company’s market value for every $15 million up to $100 million. Additionally, Mr. Cao was granted options to purchase a total of 8,000,000 common shares. Options for 4 million common shares are exercisable at $0.025 per share and vested immediately. After six months of Mr. Cao’s employment with the Company (November 8, 2012), additional options to purchase 4,000,000 shares at $0.025 per share have vested. The 8,000,000 options were valued at $198,519, which is expensed over the vesting periods. On October 1, 2012, Mr. Cao entered into a new employment agreement with the Company to replace the agreement dated May 8, 2012. The October 1, 2012 agreement states the following:

(1) Starting October 1, 2012, the Company will compensate Mr. Cao $4,000 monthly;
(2) 8,000,000 shares of common stock were granted immediately and valued at $200,000 based on the market price at October 1, 2012. The stock has not been issued and was recorded as stock payable as of March 31, 2013.
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

On June 19, 2012, the Board of Directors appointed Mr. Michael Stojsavljevich as the new Chief Executive Officer, secretary and a member of the Board of Directors. Mr. Stojsavljevich would receive $5,500 for the first two months and $11,000 per month from the third month of his employment. Mr. Stojsavljevich is entitled to 2,500,000 shares of common stock quarterly from July 1, 2012 and every quarter thereafter to a total of 10,000,000 shares. On August 1, 2012, Mr. Stojsavljevich entered into a new employment agreement with the Company to replace the agreement dated June 19, 2012 as follows:

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

Currently, the Company is carrying the amount of $263,950 as disputed payables until resolved, which include other disputed payables.

The Company entered into a purchase agreement to purchase mining claims from Gold Exploration LLC in the amount of $99,000 on June 1, 2008. The agreement requires the Company to make royalty payments equal to 2% of the Net Smelter Returns (“NSR”) per year. The Company had no NSR for the nine months ended March 31, 2013 and no royalties were paid. The agreement does not have any commitment dates of when production is to begin.

On February 7, 2011, the Company entered into a $250,000 promissory note agreement with Freedom Boat which bears interest rate at 12%. The agreement includes a royalty payment which includes 5% in royalty of its gross profits from gold extraction from the Hull Lode Placer Claim and 5% royalty payment from Hull Placer Mine when and if production occurs. There is currently no production.

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

NOTE 9 – LOSS ON SETTLEMENT OF LITIGATION

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

During the year ended June 30, 2012, the Company learned that the title of the Midas Placer Claim which the Company purchased from Global Minerals, Inc., a company controlled by Mr. David Janney, was never transferred to the Company. On February 19, 2013, David Janney surrendered 3,670,000 common shares of the 6,170,000 common shares he held in the Company. David Janney was allowed to retain 2,500,000 as part of a settlement in litigation with the Company. The Company reduced the par value of the 3,670,000 shares against additional paid-in capital. In the settlement agreement dated February 19, 2013, David Janney also agreed to forfeit his right to receive 2,500,000 common shares based on the settlement agreement dated February 26, 2012. The Company recorded a gain on the settlement of litigation for the three and nine months ended March 31, 2013 of $29,500 and eliminated the corresponding disputed payable previouly recorded.

NOTE 10 – SUBSEQUENT EVENTS

On April 17, 2013, Tonaquint exercised its right to convert debt to equity. The Company’s first monthly payment of principal and interest to Tonaquint has been paid in common stock of the Company. The Company issued 16,677,650 common shares and recorded a reduction of principal of $69,000 and interest expenses of $24,534 for a total of $93,534.

On May 6, 2013, the Company issued 2,000,000 common shares that were recorded as stock payable of $40,000 to the Company’s accounting consultant in accordance with the consulting agreement.

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

Overview

We are an exploration stage company and that there is no assurance that a commercially viable mineral deposit exist on any of our properties and that further exploration will be required.

It is our objective to identify mineral prospect properties of merit, conduct preliminary exploration work, and if results are positive, to process mineral resources through in a market where we believe capital is transitioning to the safety of gold. Our management contends that this business model is timely in a world of financial and currency instability with escalating mineral demand.

Our areas of exploration are in geopolitically stable North American areas.

We have acquired 3 sets of mineral properties in the state of Arizona. The first is federal mining claims on BLM land totaling 458 acres. The second is 130.76 acres of patented land we lease for an initial term of two years with an option to buy from Judgetown LLC. The lease agreement with Judgetown was effective on October 15, 2012. The third property is referred to as the Hull land and is approximately 20 acres of patented land which we have purchased with funds borrowed from Freedom Boat.

The Judgetown lease, with an effective date of October 15, 2012, was executed on or before September 30, 2012 between our company and Judgetown LLC, an Arizona Limited Liability Company located in Arizona (“Lessor”). The leased premises consist of 130.76 acres in the county of Yavapai, Arizona in the Date Creek Mountain range. The lease is exclusive to the Company and our successors and assigns all of Lessors’ interest in and to all mining rights and minerals (hereafter the "Mineral Substance") beneath the surface of, within, or that may be produced from the premises. The lease granted the following to us for a period of two years unless terminated pursuant to the lease; Mining and Access Rights, Cross Mining, Commingling, Deposit of Waste Materials, Treatment and Water Rights. The lease amount, as amended, is $300,000 for the period commencing on January 15, 2013. An option to purchase the land was also granted for a price of $1,500,000 less lease payments. The lease with an option to purchase was amended on February 1, 2013 solely to reflect a new owner who had replaced an original owner of the lessor.

Our leased lands consist of 38 lode claims covering 600 acres of patented, private property claims and BLM claims in the Date Creek Mountains, Arizona consisting of both alluvial and mineralized quartz deposits, as well as the presence of certain rare earth elements. A Preliminary Geological Survey as well as subsequent testing and assays of the leased claims were prepared by Auric Resources International, Inc. of Wickenburg, Arizona. Shareholders can access the report and test results at our website: www.bonanzagoldfields.com (such website and its contents are not to be incorporated by reference to this report).

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

●	Auriferous quartz and quartz-sulfide veins occur on the leased claims. These veins ranged up to several feet in width and have strike lengths ranging from hundreds to thousands of feet.
●
Prior to commencing the survey, extensive samplings were analyzed locally at multiple depths demonstrating the potential for high grade gold findings throughout the property. Modern access for heavy equipment is already in place through our privately constructed roads, and rail is localized.  Unique features appear ubiquitous throughout the immediate area, including greenstone dike extensions, placer gravel deposits, and vestiges of numerous pre-historic waterfalls. Additionally, lode gold possibilities exist due to the extensions of schist and mineralized quartz veins in the immediate area of the Congress Mine. Our management believes the alluvial deposits originate from two ancient rivers that flowed in opposing directions during separate geological periods.

●	Our most recent gold assays occurred during the month of July 2012 and were surface level rock chip assays on the Company's Bureau of Land Management (BLM) claims located near the Piedmont Mine area.
●
The assays were completed based on the geological teams' recommendation to study the Piedmont Mine. Bonanza's geological team staked out and acquired the Piedmont in December 2011 as part of the planned leased claims expansion. The assays were completed at a third party globally recognized assayer.

●	Table 1: Surface area rock chip samples on our BLM land claims in the Piedmont Mine area

TARANTULA	Au (Fire)	Au (Fire 2)	Au (Fire 2)
Control #	ppb	Grams/per ton	Ounces/per ton
681	>3000	20.2	0.65
682	>3000	45.5	1.46
683	52	n/a	n/a
684	47	n/a	n/a
685	13	n/a	n/a

*Assays reported in grams and ounces per ton

**Conversion based on 31.1 grams = 1 troy ounce of gold

Rare Earth Metal Tests:

●
We also tested for the most prevalent and critical rare earth metals (REM) in the Arizona geographic region, which are Cerium, Lanthanum, Scandium, Yttrium. The tests proved positive for all four rare earth elements. The Company is now planning future tests for the other 13 critical rare earth elements and for estimates of concentration. The plan is to test for the remaining 13 metals in Canadian testing facilities where more advanced analysis can be performed.

●
Major Rare Earth Metals Uses (listed by metal):
Cerium is used in auto catalysts, petroleum refining, and in metal alloys. Lanthanum is used in hybrid engines and metal alloys. Scandium is used in sports equipment, the firearms industry and dental applications. Yttrium is used in red color, fluorescent lamps, ceramics, and as an agent in metal alloys with applications to superconductors and medical devices.

We expanded our geological footprint with the acquisition of the Piedmont Mine, gold and silver mine in operation until 1940. The Piedmont Mine has been deemed by the our geological team a strategic addition to leased claims. The acquisition expands the geological footprint to 38 lode mining claims covering over 600 acres of contiguous property.

There are gold-bearing quartz fissure veins that closely follow “greenstone” (andesite or diabase) dikes that occur along east-west and northwest-southeast trending structures in early Proterozoic granitic rocks. The veins range from a few inches to several feet in width, with up to several hundred feet and unknown depth. The mineralogy of the veins consists of auriferous quartz with silver and varying amounts of sulfides, primarily pyrite with smaller amounts of galena, chalcopyrite, and sphalerite, and locally molybdenite. Hematite is locally prevalent as masses and relic structures formed from oxidation of the pyrite. The highest grade gold is generally associated with the highest concentrations of pyrite.

There has been significant work completed on the property. First the roads have been improved to be completely usable for all types of equipment such as loaders, dump truck, back hoes, all types of cars, and even larger scale trucks.

Second, a water retention pond holding just under 1 million gallons of water and currently between 700,000 – 800,000 gallons. Third, a gold processing plant has been installed which is specifically a Goldfield International Yukon 25 plant and finishing table. Fourth, enhancement to the plant such as a new sluice system and a staging area for placer material processing. All of this was done on the Hull land which is patented property. Fifth, a slime pond was created along with a sophisticated water retention system connected between the plant and the large retention pond. Sixth, fencing around the pond for safety purposes. Seventh, an additional water well to the well already on the land. This all occurred between October 2012 and December 2012 and was financed by investors.

The Goldfield International Yukon 25 plant was purchased new in October 2012 along with the finishing table. The plant is therefore considered by us to be in very good condition. There have been no subsurface improvements since we have been pursuing placer material since setting up the plant.

The infrastructure has been newly established with competent personnel and functional equipment. Additionally, we have a tool shed needed for maintenance.

As of December 31, 2012 we ran approximately 700 tons of placer material and ran an additional 600 tons of more placer material through our production plant this fiscal quarter. Currently the plant is suspended temporarily until we secure additional financing to mine hard rock as opposed to the placer. We have been trenching and testing several locations on the Judgetown LLC land as well as the Hull land. We have sent out this placer material as well as some rock chip samples of load material to obtain a multi-element analysis from an accredited third party assayer.

Total cost to date is $3,116,907 and future costs are being assessed currently but thus far if we implement an operation that would include load material and the BLM properties we feel that up to an additional $3 million may be needed.

We have two wells (one of which is solar powered) that have the capacity to pump a total 12 gallons per minute which is adequate for our present operations. Our power supply comes from 2 generators which are on the property.

We have not completed a Canadian 43101 report or an American equivalent and do not know what our proven reserves are, but we are in the process of doing an internal resource estimate based on the placer material run to date and the assays we have completed and are in the process of completing on our load material. This will include our rock chip analysis that can be used to estimate load material and is being conducted by our internal geologist and we are using an accredited external assayer in Prescott, Arizona named Copper State Labs.

On April 4, 2013, we announced that three hand-collected samples from an 1,800 foot strike of an exposed quartz vein within our patents were assayed at 0.08 ounce per ton (oz/ton), 0.192 oz/ton, and 0.62 oz/ton. A single sample collected from a second quartz vein on our leased, patented property assayed at 2.73 oz/ton. A fifth sample collected from a pit on a separate leased our patented property assayed at 0.007 oz/ton. All assays were performed by Copper State Analytical Lab in Prescott, Arizona, an independent registered assayer.

Arne Stenseth of Bonanza Goldfields Corp. has provided all geological analysis to the Company.

Although some preliminary testing has been done on portions of the property, the majority of the land package has virgin placer gravels and large quartz veins that have never been explored or tested. Additional exploration (mapping, sampling, bulk-sampling geophysics, drilling, etc.) must be conducted in order to determine the areal extent, volumes, grades, and values of auriferous quartz veins and gravels within the expanded claim block. The large land package with widespread areas of anomalous gold values; proximity to the Congress Mine; large iron oxide rich quartz veins which exhibit mineralogic and structural similarities to the Congress, Niagra, Queen of the Hills, Golden Wave and other mineralized, economic vein systems in the area; and the presence of placer gold in widespread gravels indicates that the Tarantula Property may host a large, potentially economic gold deposit and undoubtedly represents an excellent exploration target with potential for both placer and lode gold production from auriferous placers and veins.

There was some surface disturbance before we acquired the property. There are a few existing adits and test pits, and a network of roads built by the previous owner who was selling boulders to housing developments. There is no known contamination of the area. The mining activity appears to be limited to small adits and test pits. Remediation of the site will be an ongoing process. Excavations will first be filled with the oversize material which has been separated by grizzly from the bank run feed materials from each excavation. Finally, the upper 6” - 12” of soil, which has been stored during initial site preparation, will be placed on top of the oversize materials in order to enhance revegetation of the area. Care will be taken to prevent erosion on slopes, and where necessary runoff will be diverted by water bars and terracing. All improved access roads will be graded to natural contour and water bars will be utilized to prevent erosion. Since some of the area of operations is near a natural drainage, efforts will be taken to ensure the natural flow is restored upon completion of the operation.

A breakdown of the exploration timetable and budget, including estimated amounts that will be required for each exploration activity, such as geophysics, geochemistry, surface sampling, drilling, etc. for each prospect are as follows:

The timetable will depend on the availability of financing. The exploration plan would begin with a surface sampling program estimated to take 3 weeks and to cost approximately $35,000 to complete. Multi-element analyses will be performed on each sample and the geochemical analyses along with the local geology and the visible outcrops of mineralized quartz would be used to determine the best drill targets. The analyses and interpretation of the data will take an estimated 6 weeks to complete at a cost of $25,000. Assuming a cost of $50 per foot of core drilling, 8 drill targets, and an average depth of 500 feet, the drilling program will cost approximately $200,000.

Our first phase is to set up the plant and then run placer material and test the results (including rock chip samples) to obtain an internal resource estimate on our patented properties. Also, we plan to obtain all necessary licenses to operate on the BLM land. Our second phase would be to move as much placer volume through our plant as possible if the placer levels are economical and to expand that plant to have significantly more operating volume. Third, we plan to secure financing for a load operation to add to our placer capacity. If placer material is not economical and load tests to be more economical then we plan to move to load given financing is available.

Tonaquint is currently our main planned funding source. We will seek other sources of funding if our relationship with Tonaquint terminates.

We plan to utilize our internal Geochemist Arne Stenseth a graduate of the Montana College of Mineral Science and Technology with an American Chemical Society accredited Bachelor of Science Degree (1994) in Chemistry. He is a member in good standing of the Geochemistry Division of the American Chemical Society (ACSGEOC), the International Association of GeoChemistry (IAGC), the Geochemical Society, and the Association of Applied Geochemists (AAG). He is a Founder and Managing Member of Gruvedrift Enterprises, LLC, a mineral exploration company, and is currently working as a geochemist for our company. Arne Stenseth collects and maintains custody of the samples. The rock chip samples are collected as representative samples of the outcrop or vein. The rock chips are bagged and labeled. The labeled bags are sent to either Copper State Analytical Lab in Prescott, AZ or to Skyline Assayers & Laboratories in Tucson, AZ. The labs perform multi-element analyses by ICP, and gold and silver are determined by fire assay. Concentrates collected from the finishing table are also collected by Arne Stenseth, who maintains custody of the samples. The concentrates are bagged and labeled and sent to the same laboratories as above for the same analyses.

RESULTS OF OPERATIONS

We are an exploration stage company acquiring mineral properties or claims located in the State of Arizona, USA. The recoverability of amounts from the properties or claims will be dependent upon the discovery of economically recoverable reserves, confirmation of our interest in the underlying properties and/or claims, our ability to obtain necessary financing to satisfy the expenditure requirements under the property and/or claim agreements and to complete the development of the properties and/or claims, and upon future profitable production or proceeds for the sale thereof. For the three months ended March 31, 2013, we generated $619 revenue. Our future revenue plan is uncertain and is dependent on our ability to effectively mine our products, generate sales, and obtain contract mining opportunities. There are no assurances of our ability to begin to mine our claim. The expenditures for mining are cost intensive so it is critical for us to raise sufficient capital to implement our business plan. We incurred losses of $211,450 for the three months ended March 31, 2013, compared to $135,758 for the three months ended March 31, 2012. We incurred losses of $1,084,649 for the nine months ended March 31, 2013 compared to $536,823 for the nine months ended March 31, 2012.

Three and Nine months Ended March 31, 2013 Compared to Three and Nine months Ended March 31, 2012

For the three and nine months ended March 31, 2013, we generated $619 revenue. Our future revenue plan is still uncertain as we are in an early testing and exploration phase and are still dependent on our ability to effectively and economically mine gold. The expenditures for mining are cost intensive so it is critical for us to minimize costs while exploring the best areas on our land to process placer ore. We incurred losses of $211,450 and $1,084,649 for the three and nine months ended March 31, 2013, respectively, compared to losses of $135,758 and $536,823 for the three and nine months ended March 31, 2012, respectively.

Our operating expenses for exploration activities were $57,611 and $201,697 for the three and nine months ended March 31, 2013, respectively, compared to $10,972 and $68,194 for the three and nine months ended March 31, 2012, respectively. The costs associated with exploration activities included trenching, testing, hauling, and labor costs associated with the exploration of our gold mine claims.

Our general and administrative expenses were $47,340 and $654,068 for the three and nine months ended March 31, 2013 respectively, compared to $89,836 and $318,871 for the three and nine months ended March 31, 2012, respectively. The increase for the nine months ended March 31, 2013 was primarily related to the stock compensation expense of $132,348 related to the issuance of options to our COO, $200,000 related to the common stock granted to our CEO, $60,000 related to common stock granted to other professionals and our director, and other professional fees of $59,000.

Our interest expense was $136,618 and $259,352 for the three and nine months ended March 31, 2013, respectively, compared to $34,950 and $90,758 for the three and nine months ended March 31, 2012 respectively. The increases are primarily attributable to the amortization of debt discount related to a note issued to Tonaquint, Inc.

Liquidity and Capital Resources

Our cash used in operating activities for the nine months ended March 31, 2013 was $430,497 compared to $379,719 for the nine months ended March 31, 2012. The increase in cash used in operations was primarily attributable to our mining activities and payments made to the professionals for the filing of a registration statement during the nine months ended March 31, 2013.

Our cash used in investing activities for the nine months ended March 31, 2013 was $146,290, compared to $0 for the nine months ended March 31, 2012. Cash used in investing activities mainly included the purchase of equipment for the production site and a mining claim on the Judgetown property.

Our cash provided by financing activities for the nine months ended March 31, 2013 was $525,000, compared to $426,000 for the nine months ended March 31, 2012. The increase is mainly due to $300,000 in proceeds from convertible notes payables related to Tonaquint, Inc.

We are in need of approximately $65,000 per month in order to meet our operating expenses. If we have insufficient revenue, we will be able to borrow the funds from Tonaquint pursuant to the agreements in place.

On October 1, 2012, we entered into a Secured Convertible Promissory Note and Warrant Purchase Agreement with Tonaquint, Inc., a Utah corporation ("Tonaquint"), whereby the Company issued (i) a Secured Convertible Promissory Note of the Company in the principal amount of $1,660,000 and (ii) a warrant to purchase 158,953,080 shares of the Company’s common stock. The warrant has an exercise price of $0.075 per share and can be exercised at any time within five years after October 1, 2012. Tonaquint has the right to convert, subject to restrictions described in the promissory note, all or a portion of the outstanding amount of the promissory note that is eligible for conversion into shares of our common stock. The conversion price of the promissory note is $0.05 per share.

The Secured Convertible Promissory Note is due on April 1, 2015 and the interest rate of 8% payable monthly. The promissory note, if prepaid, has a penalty of 135% prepayment obligation. The total amount to be funded is $1,500,000, representing the principal amount of $1,660,000 less an original issuance discount of $150,000 and the payment of $10,000 to cover Tonaquint’s fees. The shares of common stock underlying the Secured Convertible Promissory Note and Warrant were to be registered by a registration statement pursuant to the terms and conditions of a registration rights agreement. The registration statement has been withdrawn with Tonaquint’s consent. Tonaquint's ability to fund our company is evidenced by three Buyer Mortgage Notes, in the principal amount of $50,000, $150,000, and $400,000. The Buyer Mortgage Notes are secured by certain real property owned by Tonaquint located in Cook County, Illinois. Tonaquint’s obligation to fund our company is further evidenced by a promissory note in the amount of $750,000.

Pursuant to the purchase agreement, we reserved 75,000,000 shares of common stock. We agreed not to enter into any equity line of credit or financing arrangement or other transaction that involves issuing securities that are convertible into common stock (including without limitation selling convertible debt, warrants or convertible preferred stock), or otherwise issue common stock (a) with conversion, exercise or similar mechanics or reset provisions that vary according to the market price of the common stock without a floor at or higher than $0.01 or (b)at a fixed price which is lower than $0.01, without the prior written consent of Tonaquint. We agreed not to declare or make any dividend or other distributions of our assets

We borrowed the funds pursuant to the Secured Convertible Promissory Note. The amount borrowed was $300,000 and it is repaid in monthly payments of $93, 5333.83 (including interest) in cash or stock beginning in April 2013.

There are no set dates or requirements for the Company to draw down on the Secured Convertible Promissory Note.

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

ITEM 4.   CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the nine months ended March 31, 2013 mainly due to lack of segregation of duties.

We anticipate that by the next filing deadline date of our June 30, 2013 10K (which is August 15, 2013) we will have resolved the segregation of duties issue by naming a CFO or new company officer that will resolve any issues surrounding segregation of duties.

In the interim period, to mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to create a new finance and accounting position that will allow for proper segregation of duties consistent with control objectives, and will increase our personnel resources and technical accounting expertise within the accounting function. As our financing staff grows we will prepare and implement appropriate written policies and checklists which set forth procedures for accounting and financial reporting with respect to the duties within the internal control framework. These current control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

(b) Limitations on Effectiveness of Controls and Procedures

Our management, including our chief executive officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Our management believes that these material weaknesses are due to the small size of our accounting staff. The small size of our accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the high cost of such remediation relative the benefit expected to be derived thereby.

We plan to resolve the segregation of duties issue by naming a CFO or new company officer that will resolve any issues surrounding segregation of duties and is currently seeking for candidates.

In the interim period, to mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to create a new finance and accounting position that will allow for proper segregation of duties consistent with control objectives, and will increase our personnel resources and technical accounting expertise within the accounting function. As our financing staff grows we will prepare and implement appropriate written policies and checklists which set forth procedures for accounting and financial reporting with respect to the duties within the internal control framework. These current control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

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

(c) Changes in Internal Control Over Financial Reporting

During the nine months ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management lacks technical training and experience with exploring for, starting, and/or operating a mine; and that with no direct training or experience in these areas, management may not be fully aware of many of the specific requirements related to working within this industry. We do however, employ a geochemist who is very familiar with exploration and a subcontractor who has experience operating placer plants. This sub-contractor is an Engineer by training and he and his team operate the equipment on the site, which includes bulldozers, front end loaders, a Finley that screens material, and the maintenance of the plant. The sub-contractor has built two placer plants prior to being hired by Bonanza. Additionally, he has 25 years of construction and heavy equipment experience. Our staff retained an expert consultant for the first half of 2012 named Madan Singh to advise the company on how to effectively begin a placer operation.

The company believes that through an apparent fraudulent scheme, 86,000,000 shares of our common stock were improperly issued. The company is in the process of rescinding this issuance however, if the company is not successful the stock value could be seriously impaired.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the nine months ended March 31, 2013, the Company received cash of $177,500 for the subscription of 10,793,445 common shares and issued 1,000,000 common shares for cash received in the year ended June 30, 2012. During the nine months ended March 31, 2013, the Company also received cash of $47,500 for the subscription of 2,187,500 common shares. At March 31, 2013, these shares have not been issued and were recorded as stock payable.

During the nine months ended March 31, 2013, the Company granted 21,000,000 shares of common stock for services of executives and a consultant. These shares were valued at $460,000 based on the trading price of the stock on the date granted. At March 31, 2013, these shares have not been issued and were recorded as stock payable.

On November 27, 2012, Leroy Steury converted a note with unpaid principal and accrued interest of $79,696 to 7,500,000 common shares.

On January 29, 2013, Bud Chapman and Fabio Piras were issued 300,000 common shares each, in aggregate of 600,000 shares valued at $11,700, for interest expense on a note.

On February 19, 2013, David Janney surrendered 3,670,000 common shares of the 6,170,000 common shares he held in the Company. David Janney was allowed to retain 2,500,000 as part of a settlement with the Company.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2013.

ITEM 4.   MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.   OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.   EXHIBITS

3.1	Articles of Incorporation(1)
3.2	Bylaws (4)
4.1	$1,660,000 Secured Convertible Note dated October 1, 2012 (3)
4.2	Common Stock Purchase Warrant dated October 1, 2012 (3)
10.1	Agreement with Gold Explorations, LLC and Bonanza Goldfields, Corp., dated July 1, 2009.(2)
10.2	Peter Cao Chief Operating Officer employment agreement (3)
10.3	Scott Geisler Chief Executive Officer employment agreement (3)
Note and Warrant Purchase Agreement dated October 1, 2012 (3)
10.5	Form of Promissory Note (3)
10.6	Form of Mortgage, dated October 1, 2012 (3)
10.7	Escrow Agreement dated October 1, 2012 (3)
10.8	Form of Buyer Mortgage Note 1 dated October 1, 2012. (3)
10.9	Form of Buyer Mortgage Note 2 dated October 1, 2012.(3)
10.10	Form of Buyer Mortgage Note 3 dated October 1, 2012. (3)
10.11	Registration rights Agreement, dated October 1, 2012 (3)
10.12	Security Agreement dated October 1, 2012 (3)
10.13	Judgetown Lease Agreement dated September 14, 2012 and Amended Agreement dated February 1, 2013 (4)
10.14	David Janney Mutual Release Dated February 19, 2013 (4)
10.15	Scott Geisler Settlement and Mutual Release Date June 14, 2012 (4)
10.16	Choice Capital Agreement dated September 13, 2012 (4)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act(4)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (4)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act(4)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act(4)
___________
(1)	Incorporated by reference to the Company’s filing on Form S1/A, as filed with the Securities and Exchange Commission on September 11, 2008.
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

Registrant	Bonanza Goldfields Corp.

Date: May 20, 2013	By:	/s/ Michael Stojsavljevich
Michael Stojsavljevich
Chairman, Chief Executive Officer (Principal Executive Officer)

Registrant	Bonanza Goldfields Corp.

Date: May 20, 2013	By:	/s/ Michael Stojsavljevich
Michael Stojsavljevich
Chief Financial Officer (Principal Accounting Officer,)