Form 10-K/A
period 2012-06-30
Bonanza Goldfield Corp.
filed 2013-06-05
CIK 1439264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K A

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
(2415 East Camelback Road, Suite 700, Phoenix, AZ 85016 former address)
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

Documents Incorporated By Reference - None

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

The company has acquired 3 sets of mineral properties in the state of Arizona. The first is federal mining claims on BLM land totaling 458 acres. The second is 130.76 acres of patented land we lease for an initial term of two years with an option to buy from Judgetown LLC. It has an effective date of October 15, 2012. The third property is referred to as the Hull land and is approximately 20 acres of patented land which we have purchased with borrowed funds. The note holder on this parcel is a company named Freedom Boat.

The Judgetown lease, with an effective date of October 15, 2012, was executed on or before September 30, 2012 between the company and Judgetown LLC, an Arizona Limited Liability Company located in Arizona. The leased premises consist of 130.76 acres in the county of Yavapai, Arizona in the Date Creek Mountain range. The lease is exclusive to company and its successors and assigns all of Lessors’ interest in and to all mining rights and minerals (hereafter the "Mineral Substance") beneath the surface of, within, or that may be produced from the Premises. The lease granted the following to the company for a period of two years unless terminated pursuant to the lease; Mining and Access Rights, Cross Mining, Commingling, Deposit of Waste Materials, Treatment and Water Rights. The lease amount as amended is $300,000 for the period commencing on January 15, 2013. An option to purchase the land was also granted in the amount of $1,500,000 less lease payments. The lease with option to purchase was amended on February 1, 2013 solely to reflect a new owner who had replaced an original owner of the lessor.

Bonanza Goldfields’ leased lands consist of 38 lode claims covering 600 acres of patented, private property claims and BLM claims in the Date Creek Mountains, Arizona consisting of both alluvial and mineralized quartz deposits, as well as the presence of certain rare earth elements.  A Preliminary Geological Survey as well as subsequent testing and assays of the leased claims were prepared by Auric Resources International, Inc. of Wickenburg, Arizona. Shareholders can access the report and test results at Bonanza Goldfields' official website: www.bonanzagoldfields.com (such website and its contents are not to be incorporated by reference to this report).

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

●	Major Rare Earth Metals Uses (listed by metal):

●	Cerium is used in auto catalysts, petroleum refining, and in metal alloys.

●	Lanthanum is used in hybrid engines and metal alloys.

●	Scandium is used in sports equipment, the firearms industry and dental applications.

●	Yttrium is used in red color, fluorescent lamps, ceramics, and as an agent in metal alloys with applications to superconductors and medical devices.

We expanded our geological footprint with the acquisition of the Piedmont Mine, gold and silver mine in operation until 1940. The Piedmont Mine has been deemed by the Bonanza geological team a strategic addition to leased claims. The acquisition expands the geological footprint to 38 lode mining claims covering over 600 acres of contiguous property.

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

The Goldfield International Yukon 25 plant we purchased new in October 2012 along with the finishing table. The plant is therefore considered by us to be in very good condition. There have been no subsurface improvements since we have been pursuing placer material since setting up the plant.

The infrastructure has been newly established with competent personnel and functional equipment. Additionally, we have a tool shed needed for maintenance.

As of December 31, 2012 we ran approximately 700 tons of placer material and are currently running more placer material through our production plant this fiscal quarter. We have been trenching and testing several locations on the Judgetown LLC land as well as the Hull land. We have sent out this placer material as well as some rock chip samples of load material to obtain a multi-element analysis from an accredited third party assayer.

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

On April 4, 2013, Bonanza Goldfields Corporation announced that three hand-collected samples from an 1,800 foot strike of an exposed quartz vein within the Bonanza patents were assayed at 0.08 ounce per ton (oz/ton), 0.192 oz/ton, and 0.62 oz/ton. A single sample collected from a second quartz vein on Bonanza's leased, patented property assayed at 2.73 oz/ton. A fifth sample collected from a pit on a separate leased Bonanza patented property assayed at 0.007 oz/ton. All assays were performed by Copper State Analytical Lab in Prescott, Arizona an independent registered assayer.

Arne Stenseth of Bonanza Goldfields Corp. has provided all geological analysis to the company.

Although some preliminary testing has been done on portions of the property, the majority of the land package has virgin placer gravels and large quartz veins that have never been explored or tested. Additional exploration (mapping, sampling, bulk-sampling geophysics, drilling, etc.) must beconducted in order to determine the areal extent, volumes, grades, and values of auriferous quartz veins and gravels within the expanded claim block. The large land package with widespread areas of anomalous gold values; proximity to the Congress Mine; large iron oxide rich quartz veins which exhibit mineralogic and structural similarities to the Congress, Niagra, Queen of the Hills, Golden Wave and other mineralized, economic vein systems in the area; and the presence of placer gold in widespread gravels indicates that the Tarantula Property may host a large, potentially economic gold deposit and undoubtedly represents an excellent exploration target with potential for both placer and lode gold production from auriferous placers and veins.

There was some surface disturbance before Bonanza Goldfields acquired the property. There are a few existing adits and test pits, and a network of roads built by the previous owner who was selling boulders to housing developments. There is no known contamination of the area. The mining activity appears to be limited to small adits and test pits. Remediation of the site will be an ongoing process. Excavations will first be filled with the oversize material which has been separated by grizzly from the bank run feed materials from each excavation. Finally, the upper 6” - 12” of soil, which has been stored during initial site preparation, will be placed on top of the oversize materials in order to enhance revegetation of the area. Care will be taken to prevent erosion on slopes, and where necessary runoff will be diverted by water bars and terracing. All improved access roads will be graded to natural contour and water bars will be utilized to  prevent erosion. Since some of the area of operations is near a natural drainage, efforts will be taken to ensure the natural flow is restored upon completion of the operation.

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

We plan to utilize our internal Geochemist Arne Stenseth a graduate of the Montana College of Mineral Science and Technology with an American Chemical Society accredited Bachelor of Science Degree (1994) in Chemistry. He is a member in good standing of the Geochemistry Division of the American Chemical Society (ACSGEOC), the International Association of GeoChemistry (IAGC), the Geochemical Society, and the Association of Applied Geochemists (AAG). He is a Founder and Managing Member of Gruvedrift Enterprises, LLC, a mineral exploration company, and is currently working as a geochemist for Bonanza Goldfields, Inc. Arne Stenseth collects and maintains custody of the samples. The rock chip samples are collected as representative samples of the outcrop or vein. The rock chips are bagged and labeled. The labeled bags are sent to either Copper State Analytical Lab in Prescott, AZ or to Skyline Assayers & Laboratories in Tucson, AZ. The labs perform multi-element analyses by ICP, and gold and silver are determined by fire assay. Concentrates collected from the finishing table are also collected by Arne Stenseth, who maintains custody of the samples. The concentrates are bagged and labeled and sent to the same laboratories as above for the same analyses.

We have not completed a Canadian 43101 report or an American equivalent and do not know what our proven reserves are.

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

The company believes that through an apparent fraudulent scheme 86,000,000 shares of our common stock were improperly issued. The company is in the process of rescinding this issuance however, if the company is not successful the stock value could be seriously impaired.

Securities issued in violation of the registration provisions of Section 5 of the Securities Act of 1933 are subject to rescission under Section 12(a)(1) of the Act. Section 12(a)(1) generally provides that a purchaser of securities sold in violation of Section 5 can recover the purchase price paid for such securities plus interest and less any income, or damages if the securities are no longer owned. Please quantify the registrant’s rescission liability.

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

As disclosed in our annual and quarterly reports there have been shares issued in violation of Section 5 of the Securities Act of 1933.

The company believes that through an apparent fraudulent scheme 86,000,000 shares of our common stock were improperly issued. The company is in the process of rescinding this issuance however, if the company is not successful the stock value could be seriously impaired in that it did not receive any consideration for the shares and it will have an unwanted dilution impact on our shareholders. Securities issued in violation of the registration provisions of Section 5 of the Securities Act of 1933 are subject to rescission under Section 12(a)(1) of the Act. Section 12(a)(1) generally provides that a purchaser of securities sold in violation of Section 5 can recover the purchase price paid for such securities plus interest and less any income, or damages if the securities are no longer owned.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

We operate our corporate headquarters out of 736 East Braeburn Drive, Phoenix, AZ 85022

During fiscal 2011, the Company used the Treasurer’s office as the Company’s corporate headquarters at no cost to the Company.  The Company has 3 sets of properties. The first are federal mining claims on BLM land totaling 458 acres. The company maintains the BLM maintenance fees annually. The second set of land is a two year lease with an option to buy from Judgetown LLC. This acreage is 130.76 acres of patented land with 2013 lease payments of $190,000 and in year 2 they will be $120,000 which are paid quarterly. Rick Thomas, who is a 50% owner of Judgetown LLC subsequently sold his rights to Michael Quigley of Utah. See attached Judgetown LLC agreement and amendment for Mr. Quigley. The last parcel of land is referred to as the Hull Land and is approximately 20 acres of patented land which is owned by Bonanza Goldfield.  We borrowed the money for this purchase from Freedom Boat Company. The original arrangement has expired however, we continue to make the original monthly payments of $2500 (or 10% of the value of the note) and we have reached a tentative new agreement with Freedom under the same conditions with the added opportunity for Freedom to convert the principal to stock in the company.

There are no interests other than Bonanza’s as to the BLM land and we remit $4,200 as an annual maintenance fee. There are no royalties being paid for the Judgetown LLC leased properties only lease payments as indicated above. The Hull land is owned by Bonanza and the note holder is Freedom Boat. There are no royalties being paid and there is just a monthly note payment of $2,500.

For the Judgetown LLC land Bonanza owns all the mineral rights for the time period we are leasing the land. The BLM land we only have mineral rights and no land rights. The Hull we have mineral rights and ownership of the land recorded with the Yavapai county recorder. Bonanza acquired all claims based on the land’s proximity to the Congress mine, which was one of the nation’s largest producing mines. In June of 2012 a geological report provided enough support to pursue a small mining operation based on sample assays from all areas and to pursue a lease of the Judgetown LLC claims.

BLM properties are considered load claim and the Judgetown LLC leased land and the Hull claim are both load and placer claims.

The property consists of 8 patented lode mining claims and 30 unpatented lode mining claims which cover approximately 160 acres of private land and 435 acres of BLM land in Sections 9, 10, 15, and 16, Township 10 North, Range 6 West, Gila and Salt River Base Meridian, Yavapai County, West-Central Arizona. Bonanza Goldfields Corporation owns the Hull patented lode mining claim and has optioned 7 other patented lode mining claims, the Lincoln, Granite Reef, Granite Reef Extension, Prescott, State, Dakota, and Planet Mier from Judgetown LLC of Wickenburg, Arizona. In addition to holding approximately 160 acres of patented mining claims, Bonanza holds 30 contiguous unpatented lode mining claims (DCM 1-24, DCM 6 Extension, DCM 12 Extension, and Hawk 1-4) which cover approximately 435 acres in Sections 10, 15, and 16, T10N, R6W, G&SRM. The unpatented lode mining claims have been recorded with the Yavapai County Recorder's Office in Prescott, Arizona and the United States Bureau of Land Management (BLM) in Phoenix, Arizona.

The claims are more specifically described as follows:

Bonanza Goldfields Corporation Tarantula Project

Unpatented Lode Mining Claims
(Approximately 435 Acres)

Claim Name Book/Page
(Yavapai County Recorder's Office)

AMC Number
(BLM Serial Number)

DCM 1 4836 920 411442
DCM 2 4836 921 411443
DCM 3 4836 922 411444
DCM 4 4836 923 411445
DCM 5 4836 924 411446
DCM 6 4836 925 411447
DCM 6 Extension 4845 317 412202
DCM 7 4836 926 411448
DCM 8 4836 927 411449
DCM 9 4836 928 411450
DCM 10 4836 929 411451
DCM 11 4836 930 411452
DCM 12 4836 931 411453
DCM 12 Extension 4845 316 412203
DCM 13 4836 932 411454
DCM 14 4836 933 411455
DCM 15 4836 934 411456
DCM 16 4836 935 411457
DCM 17 4836 936 411458
DCM 18 4836 937 411459
DCM 19 4836 938 411460
DCM 20 4836 939 411461
DCM 21 4836 940 411462
DCM 22 4836 941 411463
DCM 23 4836 942 411464

DCM 24 4836 943 411465
Hawk 1 4836 944 411466
Hawk 2 4836 945 411467
Hawk 3 4836 946 411468
Hawk 4 4836 947 411469
The DCM 1-18 and DCM 6 Extension and DCM 12 Extension lode
mining claims are located in Section 10, T10N, R6W; the DCM 19-24 lode mining claims are located in Section 15, T10N, R6W; and the Hawk 1-4 lode mining claims are located in Section 16, T10N, R6W, G&SRM.

For the BLM Land maintenance fees are due every August and are approximately $4,200 and taxes to Yavapai county for all of our land were approximately $1,000 for 2012. Additionally, we pay $2,500 a month as a note for the Hull land and $190,000 for 2013 for the lease fees for Judgetown LLC claims and $120,000 in 2014 for those claims.

The project area is located approximately 4 miles north of Congress, Arizona, along the eastern flank of the Date Creek Mountains, in west-central Arizona. The property is easily accessible from Wickenburg, Arizona via approximately 17 miles of paved roads and 2 miles of graded gravel roads.

There are gold-bearing quartz fissure veins that closely follow “greenstone” (andesite or diabase) dikes that occur along east-west and northwest-southeast trending structures in early Proterozoic granitic rocks. The veins range from a few inches to several feet in width, with strike lengths up to several hundred feet and unknown depth. The mineralogy of the veins consists of auriferous quartz with silver and varying amounts of sulfides, primarily pyrite with smaller amounts of galena, chalcopyrite, and sphalerite, and locally molybdenite. Hematite is locally prevalent as masses and relic structures formed from oxidation of the pyrite. The highest grade gold is generally associated with the highest concentrations of pyrite.

Although some preliminary testing has been done on portions of the property, the majority of the land package has virgin placer gravels and large quartz veins that have never been explored or tested. Additional exploration (mapping, sampling, bulk-sampling geophysics, drilling, etc.) must beconducted in order to determine the areal extent, volumes, grades, and values of auriferous quartz veins and gravels within the expanded claim block. The large land package with widespread areas of anomalous gold values; proximity to the Congress Mine; large iron oxide rich quartz veins which exhibit mineralogic and structural similarities to the Congress, Niagra, Queen of the Hills, Golden Wave and other mineralized, economic vein systems in the area; and the presence of placer gold in widespread gravels indicates that the Tarantula Property may host a large, potentially economic gold deposit and undoubtedly represents an excellent exploration target with potential for both placer and lode gold production from auriferous placers andveins.

Initial exploration such as geological mapping and sampling can be done on BLM land without permits. If more than 5 acres are to be disturbed, a Notice of Intent to Conduct Exploration must be submitted to the BLM. The Notice will include a reclamation bond. The approved Notice will allow bulk sampling of up to 1000 tons of material.  If the sampling program warrants further exploration with a drilling program, the Arizona Department of Water Resources will require permits for exploration drilling.  To conduct exploration which disturbs more than 5 acres of surface, the BLM requires the filing of a Plan of Operation which must include a reclamation bond. The Plan of Operation must also be sent to other entities including the Arizona Department of Environmental Quality, the US Army Corps of Engineers, the Mine Safety and Health Administration, and the Arizona Department of Water Resources. Each of the entities will review the Plan of Operations and request any necessary changes.

The BLM will require either an Environmental Assessment or an Environmental Impact Statement for mining on BLM claims. Processing of the mined material will be done on patented claims owned by the company, but an Aquifer Protection Permit will still be required. A pollution prevention plan and an air quality permit may also be required by the State and County.

Biological and cultural surveys will also be required and will note any threatened or endangered species of plants and animals and any cultural or historical sites which must be protected.  The permitting process for a mining operation is complex and can take considerable time. The effect of this permitting process and the government regulations are limited to the costs of outside consultants to perform the biological and cultural surveys and to write the Environmental Impact Statement, if required. It is not anticipated that any of these regulations or permits will prevent further development of the patented or BLM land.

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

5.	Timeline of Events:

1.)   David Janney was hired in of November 2010 as CEO. David Janney hired an attorney John Thomas from Utah to represent the company.

2.)   Janney and Thomas began to convert debt held by Venture Capital Inc. who is a note holder of the company in January and February of 2011.

3.)  Thomas wrote seven (7) opinion letters for Bonanza Goldfields Corp. converting this debt from Bonanza debt holder

Venture Capital Inc. and issuing shares to the following:
Tucker Financial Inc. (36 million shares),
Vanilla Sky (7 million shares),
Stock Loan Solutions LLC (12 million shares) ,
Euroline Cleaning (7 million shares) ,
Envest International (7 million shares),
Scott Geisler (17 million shares)

Total number of shares to this group was 86,000,000 shares.

This all occurred between January to May 2011.

Bonanza as part of their annual audit which began in August 2011 (working with their auditors GBH) began requesting confirmations for these debt conversions.  The due date for the audit was October 15, 2011, which was an extended due date. Bonanza became aware that there was a problem on October 12, 2011 due to an email from a Bonanza debt holder named Venture Capital Inc. in which they stated to the company’s consulting accountant and GBH’s auditor on the account that they never assigned debt or received any money from a debt conversion.

Janney resigned October 24, 2011 and Scott Geisler became CEO October 26, 2011.

Bonanza hired outside attorney to try to stop the stock issuance who sent a demand letter to Transfer Online in November 2011. At that time the company was advised that all the stock had already been issued and Rule 144 legends removed based on a legal opinion from John Thomas and could not be reversed.

On or about October 12, 2011 prior to becoming CEO and Principle Accounting Officer, Geisler was informed of the fraud.

The company treats the shares as issued for accounting purposes. We continue to try to rectify the situation by attempting to rescind any shares that we can.  The company believes that the exemptions under Rule 144 do not apply because proper due diligence appears to not have been performed by the issuing opinion attorney.

The stock was issued under a premise of conversion of debt that was two years or older and since there was no debt conversion (based on the email from Venture Capital Inc) the wasn’t proper polling of the debt. We do not believe that a rescission liability would be appropriate because the shares had already been traded in the market, except for the 17 million shares Mr. Geisler received with whom we are currently in discussion to resolve. Also, the company would have treated the shares as a rescission liability if the legal opinions on the stock issuance had not occurred. The company is currently treating the former CEO Scott Geisler’s shares as stock payable until a resolution is obtained.

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

Our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial disclosure and procedures were not effective.

If the weaknesses in our disclosure controls and procedures are not remedied based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO the company may not be able to accurately disclose its financial condition.

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

RECENT DEVELOPMENTS AND OPERATIONS

We are a junior mining and exploration company identifying and acquiring properties integrated with placer ore and hard rock mineralization in geo-politically stable regions. Management continues to focus all efforts on its 3 set of leased properties. The first are federal mining claims on BLM land totaling 458 acres. The company maintains the BLM maintenance fees annually. The second set of land is a two year lease with an option to buy from Judgetown LLC. This acreage is 130.76 acres of patented land with 2013 lease payments of $190,000 and in year 2 they will be $120,000 which are paid quarterly. Rick Thomas, who is a 50% owner of Judgetown LLC subsequently sold his rights to Michael Quigley of Utah. See attached Judgetown LLC agreement and amendment for Mr. Quigley. The last parcel of land is referred to as the Hull Land and is approximately 20 acres of patented land which is owned by Bonanza Goldfield.

Our managements’ strategy is to process feasible placer ore, while proving out hard rock structures of its leased properties. Our work effort has focused exclusively on the above leased properties. The project area is comprised of 38 lode claims covering 600 acres, with several low lying basins of what is believed to be ancient river beds. Furthermore, there are vestiges and hallmarks of major geological upheaval resulting in unique anomalies, such as extensive mineralized quartz veins. Initially, local non-qualified assay results showed high grades of gold, as well as lower grades of silver, platinum, and rare earth metals, convincing management of the existence of resources.

Bonanza Goldfields’ leased claims consist of 38 lode claims covering 600 acres of patented, private property claims and Bureau of Land Management (“BLM”) claims in the Date Creek Mountains, Arizona consisting of both alluvial and mineralized quartz deposits.  A Preliminary Geological Survey of the claims and the immediate region is now completed of the Tarantula Project, prepared by Auric Resources International, Inc. of Wickenburg, Arizona. Shareholders can access the report at Bonanza Goldfields' official website: www.bonanzagoldfields.com (such website and its contents are not to be incorporated by reference to this report).

Additional testing was completed by Auric Resources on our BLM land which tested positive for gold deposits and certain critical rare earth elements. Those results can also be found on our website.

Highlights from the report include:

●
The large land package with widespread areas of anomalous gold values; large iron oxide rich quartz veins which exhibit mineralogical and structural similarities to the Congress, Niagara, Queen of the Hills, Golden Wave and other mineralized, economic vein systems in the area; and the presence of placer gold in widespread gravels indicates that the leased claims may host a large, potentially economic gold deposit and undoubtedly represents an excellent exploration target with potential for both placer and lode gold production from auriferous placers and veins.

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

●
Auriferous quartz and quartz-sulfide veins occur on the leased claims and many exhibit the same characteristics as those in the Congress Mine and other mines in the area. These veins ranged up to several feet in width and have strike lengths ranging from hundreds to thousands of feet.

Prior to commencing the survey, extensive samplings were analyzed locally at multiple depths demonstrating the potential for high grade gold findings throughout the property. Modern access for heavy equipment is already in place via Bonanza’s privately constructed roads, and rail is localized. Unique features appear ubiquitous throughout the immediate area, including greenstone dike extensions, placer gravel deposits, and vestiges of numerous pre-historic waterfalls. Additionally, lode gold possibilities exist due to the extensions of schist and mineralized quartz veins. Our management believes the alluvial deposits originate from two ancient rivers that flowed in opposing directions during separate geological periods.

We expanded the flagship Tarantula Project with the acquisition of the Piedmont Mine. The Piedmont Mine has been deemed by the Bonanza geological team a highly prospective addition. The acquisition expands the leased claims to 38 lode mining claims covering over 600 acres of contiguous property.

While conducting a survey of the leased claims, explorations of the outlying region lead to the acquisition of additional claims. With the expansion of the land package, management believes an economically feasible resource estimate can be derived and “proved out.” Furthermore, with the added resource, small to medium scale placer production operations can commence. We have further engaged Auric Resources International to source and build its production operation on an economically viable basis. The level of viability is indexed at 1 gram/ton, and management believes these levels can be attained if not exceeded. With placer production commencing of placer material, we intend to move directly into core drilling of the property.

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

An opinion of counsel pursuant to Rule 144 was prepared and executed by attorney Thomas for each of the issuances and sent to the company with instructions to issue the shares without restrictions. (see attached filings). The former CEO and only director at the time forwarded the opinion, instructions and the corporate resolution to the transfer agent directing that the share certificates be issued as new shares without a restriction to the designated shareholders. The transfer agent issued new shares to the recipients without a restriction based upon the legal opinion and directions from the CEO. A copy of each opinion, instructions and the corporate resolution are incorporated herein and filed as an attachment to the response to this comment and will be filed as exhibits to the amended Form 10-K. The above mentioned 86,000,000 shares are outstanding other than 12,000,000 shares that present management has been able to place in escrow with the transfer agent pending further review. The only note holder, Venture Capital International, never agreed to an assignment, did not receive payment from this above described transaction and the note is still outstanding. Present management believe the assignment was forged. The recipients of the 86,000,000 shares did not pay the company nor the note holder for the shares and we believe, based on information from one of the parties who purchased the stock, that the former CEO may have kept the funds received from the sale of the shares.

We do not believe that these shares are legally issued, fully paid or non-assessable in that the Rule 144 opinion of counsel is an attempt to issue new shares directly from the issuer without a restriction. It is our understanding that Rule 144 provides a safe harbor from the definition of an underwriter such that the Section 4(1) exemption from registration would be available however, Section 4(1) exemption does not apply to an issuer. It is our understanding that an exemption from registration was not available for the issuance of 86,000,000 shares. It is our understanding that the holders of these shares must receive an opinion of counsel acceptable to the company before they can be sold. The company is attempting to contact the present holders at this time. All shares issued by the company that have not been properly registered through the available effective registration statements are restricted. The company has treated these shares as compensation to the initial holders and has made the proper accounting entries.

We do not believe that these shares are legally issued, fully paid or non-assessable in that the Rule 144 opinion of counsel is an attempt to issue new shares directly from the issuer without a restriction. It is our understanding that Rule 144 provides a safe harbor from the definition of an underwriter such that the Section 4(1) exemption from registration would be available however, Section 4(1) exemption does not apply to an issuer. It is our understanding that an exemption from registration was not available for the issuance of 86,000,000 shares. It is our understanding that the holders of these shares must receive an opinion of counsel acceptable to the company before they can be sold. The company is attempting to contact the present holders at this time. All shares issued by the company that have not been properly registered through the available effective registration statements are restricted. The company has treated these shares as compensation to the initial holders and has made the proper accounting entries.

We do not believe that these shares are legally issued, fully paid or non-assessable in that the Rule 144 opinion of counsel is an attempt to issue new shares directly from the issuer without a restriction and Section 4(1) exemption does not apply to an issuer. It is our understanding that an exemption from registration was not available for the issuance of 86,000,000 shares. We do not believe that a rescission liability would be appropriate because the shares had already been traded in the market, except for the 17 million shares Mr. Geisler received with whom we are currently in discussion to resolve. Also, the company would have treated the shares as a rescission liability if the legal opinions on the stock issuance had not occurred.

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

The company is in need of approximately $65,000 per month in order to meet its operating expenses. If the company has insufficient revenue, it will be able to borrow the funds from Tonaquint pursuant to the agreements in place.

The company borrowed the funds pursuant to the Secured Convertible Promissory Note. The amount borrowed was $300,000 it is repaid in monthly payments of $93, 5333.83 (including interest) in cash or stock.

There are no set dates or requirements for the company to draw down on the Secured Convertible Promissory Note.

Other Considerations

There are numerous factors that affect the business and the results of its operations. Sources of these factors include general economic and business conditions, federal and state regulation of business and mining activities, changes to the tax code during or after the current congressional session, and our ability to continue to improve our infrastructure including personnel and systems to keep pace with the Company’s potential growth.

The will be included in our amended 10-K under the heading Other Considerations. The company will be subject to environmental and governmental regulations.  Initial exploration such as geological mapping and sampling can be done on BLM land without permits. If more than 5 acres are to be disturbed, a Notice of Intent to Conduct Exploration must be submitted to the BLM. The Notice will include a reclamation bond. The approved Notice will allow bulk sampling of up to 1000 tons of material. If the sampling program warrants further exploration with a drilling program, the Arizona Department of Water Resources will require permits for exploration drilling.

To conduct exploration which disturbs more than 5 acres of surface, the BLM requires the filing of a Plan of Operation which must include a reclamation bond. The Plan of Operation must also be sent to other entities including the Arizona Department of Environmental Quality, the US Army Corps of Engineers, the Mine Safety and Health Administration, and the Arizona Department of Water Resources. Each of the entities will review the Plan of Operations and request any necessary changes.

The BLM will require either an Environmental Assessment or an Environmental Impact Statement for mining on BLM claims. Processing of the mined material will be done on patented claims owned by the company, but an Aquifer Protection Permit will still be required.  A pollution prevention plan and an air quality permit may also be required by the State and County. Biological and cultural surveys will also be required and will note any threatened or endangered species of plants and animals and any cultural or historical sites which must be protected.

The permitting process for a mining operation is complex and can take considerable time. The effect of this permitting process and the government regulations are limited to the costs of outside consultants to perform the biological and cultural surveys and to write the Environmental Impact Statement, if required. It is not anticipated that any of these regulations or permits will prevent further development of the patented or BLM land.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8.  FINANCIAL STATEMENTS

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)

TABLE OF CONTENTS	Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets

Statements of Operations

Statements of Stockholders’ Deficit

Statements of Cash Flows

NOTES TO FINANCIAL STATEMENTS	F-7

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
September 28, 2012

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

The Company has impaired all claims except for the (Hull Lode) mining claim.

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

(a) The Company entered into a purchase agreement to purchase mining claims with Gold Exploration LLC in the amount of $99,000 on June 1, 2008. The Company paid $15,000 in cash and issued a note for $84,000 with an interest rate of 12% for the remaining balance. Pursuant to the purchase agreement, $7,000 should be paid each 90 days until the full principal balance plus accrued interest is paid off.As of June 30, 2012 and 2011 the Company principal and interest payable to Gold Exploration LLC for this note is $65,346 and $59,022, respectively. This note is presently in default.

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

Preferred Stock

On June 14, 2011, the Company authorized 20,000,000 shares of Series A Preferred Stock at $0.0001 par value. The Preferred Stock contains certain rights, preferences, privileges, restrictions and other characteristics. Specifically, the Preferred Stock has 100 votes per share, whereas, each share of Common Stock has 1 vote. Preferred Stock holders may vote with holders of the Company’s Common Stock on all matters which common stockholders may vote.On June 14, 2011, the Company issued 3,000,000 preferred shares valued at $300 to its former CEO/CFO. In August 2011, the former CEO/CFO returned those shares as a result of his resignation from the Company.  The preferred shares were then cancelled.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

As of May 24, 2013, the Company has payables to 0, respectively, for services provided.

NOTE 9 – COMMITMENT AND CONTINGENCIES

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

On February 7, 2011 the Company entered into a $250,000 promissory note agreement with Freedom Boat which bears interest rate at 12%.  The past agreement included a royalty payment which includes 5% in royalty of its gross profits from gold extraction form the Tarantula Placer Mine and 5% royalty payment from Hull Placer Mine.

We have $816,032 in Notes Payable of that $294,699 are due upon demand and we have not received any demand for payments on these notes. Further, we have a note for $50,000 that is in default and we are negotiating either a full payment of the note or conversion of debt for common stock of the Company. We are in default on our note to Freedom Boat, LLC for $250,000 which is secured by 10,000,000 shares of common stock of the Company. We have preliminarily agreed with Freedom Boat to create another 1 year interest only payment structure with the balance due at the end of the 12 month term and which is convertible to stock.

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

NOTE 10 – LOSS ON SETTLEMENT OF LITIGATION

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

NOTE 11 – SUBEQUENT EVENTS

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

The promissory note is on April 1, 2015 and the interest rate of 8% payable monthly. The promissory note, if prepaid, has a penalty of 135% prepayment obligation. The total amount to be funded is $1,500,000, representing the principal amount of $1,660,000 less an original issuance discount of $150,000 and the payment of $10,000 to cover Tonaquint’s fees. The shares of common stock underlying the Secured Convertible Promissory Note and Warrant were to be registered by a registration statement pursuant to the terms and conditions of a registration rights agreement.  The registration statement has been withdrawn with Tonaquint’s consent.

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

Our default status on that Freedom Boat note existed prior and during negotiations on the deal with Tonaquint. It was fully disclosed and was available in our filings. We disclosed to Tonaquint that we are in negotiations with Freedom Boat. The intent of the Tonaquint deal was that we do not default on any notes in the future.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for fiscal year ending June 30, 2012.

Our Principal Executive Officer and Principal Financial Officer, currently the same person, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2012, based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Our management believes that these material weaknesses are due to the small size of our accounting staff. The small size of our accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the high cost of such remediation relative the benefit expected to be derived thereby.

We anticipate that by the filing deadline date of our June 31, 2013 10K (which is August 15, 2013) we will have resolved the segregation of duties issue by naming a CFO or new company officer that will resolve any issues surrounding segregation of duties.

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

Name	Age	Title

Michael Stojsavljevich	39	Chief Executive Officer, Principle Accounting Officer, President Secretary and Director(3)

Scott Geisler	50	Former Chief Executive Officer, Principle Accounting Officer, President Secretary, and Director (1)

David Janney	49	Former Chief Executive Officer, Principle Accounting Officer, President Secretary, and Director(5)

Pen Foo	51	Former Chief Financial Officer (2)

William Berridge	59	Former Director(4)

Peter Cao	46	Director (6)

Baoky Vu	45	Director (4)

1.	Effective June 1, 2012, Scott Geisler resigned as Chief Executive Office, Principal Financial Officer and as a member of the Board of Directors;
2.	Effective May 11, 2012, Pen Foo resigned as Chief Financial Officer and Principle Accounting Officer;
3.	Effective June 20, 2012, Michael Stojsavljevich was appointed Chief Executive Officer, Principle Accounting Officer, President, Secretary and Director;
4.	Effective July 25, 2012, William Berridge resigned as Director and Baoky Vu was appointed new Director of the Company;
5.	Effective October 24, 2011, David Janney resigned as Chief Executive Office, Principal Financial Officer and as a member of the Board of Directors;
6.	Effective April 20, 2012, Peter Cao was appointed as Chief Executive Officer and Director and on June 26, 2012, Mr. Cao resigned as Chief Executive Officer and remained as a Director.

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

Mr. Stojsavljevich, having worked in the private sector and for the Treasury department is an experienced manager in marketing, finance and corporate affairs.

Mr. Cao has a background in managing, mining and finance.

Mr. Vu is experienced as a strategic advisory to public companies.

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

As it relates to Executive Compensation and stock granted to Mr. Stojsavljevich, Mr. Cao, and Mr. Vu, the stock awards were negotiated as a component of their compensation for joining the company. The calculation used in assessing their value is based on a 90 day moving average of the price of the stock as of June 30, 2011 and June 30, 2012, which is approximately 1 cent per share.

As it relates to Executive Compensation and stock granted to Mr. Stojsavljevich, Mr. Cao, and Mr. Vu, the stock awards have not been granted nor issued.

Name and Address of Owner	Title of Class	Number of Shares Owned (1)		Percentage of Class

Michael Stojsavljevich 2415 East Camelback Road, Suite 700, Phoenix, AZ 85016	Common Stock

Peter Cao 2415 East Camelback Road, Suite 700, Phoenix, AZ 85016	Common Stock

Baoky Vu 2415 East Camelback Road, Suite 700, Phoenix, AZ 85016	Common Stock

All Officers and Directors As a Group (3 persons)

Scott Geisler 19803 Gulf Blvd, #501 Indian Shores, FL 33785	Common Stock	19,500,000	(2)	6.06%

Charles Chapman 206 South Grand Avenue Santa Ana, CA 92701	Common Stock	17,937,500		5.57%

Terrill Beckerman 1212 Briar Creek Drive Little Rock, Arkansas 72211	Common Stock	23,666,667		7.35%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.
(2) The amount held by Scott Geisler includes 7,500,000 that is held in escrow by the transfer agent.

Summary Compensation Table

The following table sets forth for the year ended June 30, 2012 and 2011 compensation awarded to, paid to, or earned by, Mr. Scott Geisler, our former Director and Chief Executive Officer, and our other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000, if any.

2012 and 2011 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total ($)

Michael Stojsavljevich CEO & CFO, Director	2012 2011	1,650 -	- -	- -	- -	- -	- -	- -	1,650 -

Scott Geisler, former CEO &CFO, Director	2012 2011	77,222 -	75,000 -	146,250	- -	- -	- -	- -	298,472 -

David Janney, former CEO & CFO, Director	2012 2011	- 155,900	- -	29,500 465,620	- -	- -	- -	- -	29,500 621,520

Pen-Mun Foo, former CFO, Director	2012 2011	- -	- -	10,300 -	- -	- -	- -	- -	10,300 -

William Berridge, former Director	2012 2011	37,725* 17,078	- -	11,000 -	- -	- -	- -	- -	48,725 17,078

Peter Cao, COO and Director	2012 2011	2,500 -	- -	- -	198,519 -	- -	- -	- -	201,019 -

Pamela Thompson, Treasurer	2012 2011	17,000 10,000	- -	- -	- -	- -	- -	- -	17,000 10,000

* Represents payment to Auric Resources International, Inc. a related party.

2012 and 2011 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards						Stock Awards
Name	Year	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
		Exercisable	Unexercisable

Michael Stojsavljevich	2012 2011	- -	- -	- -	- -	- -	- -	- -	- -	- -

Scott Geisler	2012 2011	- -	- -	- -	- -	- -	- -	- -	- -	- -

David Janney	2012 2011	- -	- -	- -	- -	- -	- -	- -	- -	- -

Pen-Mun Foo	2012 2011	- -	- -	- -	- -	- -	- -	- -	- -	- -

William Berridge,	2012 2011	- -	- -	- -	- -	- -	- -	- -	- -	- -

Peter Cao	2012 2011	4,000,000 -	8,000,000 -	- -	0.025 -	May 8, 2017 -	- -	- -	- -	- -

Pamela Thompson	2012 2011	- -	- -	- -	- -	- -	- -	- -	- -	- -

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

As it relates to Executive Compensation and stock granted to Mr. Stojsavljevich, Mr. Cao, and Mr. Vu, the stock awards have not been granted nor issued. The footnote regarding the Geisler information will be the amended language as set below and in the table as attached. (2) The amount held by Scott Geisler includes 7,500,000 that is held in escrow by the transfer agent.

DESCRIPTION OF SECURITIES

Common Stock

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

As of May 24 2013, the Company has payables to related parties of $0.

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

PART IV

ITEM 15.  EXHIBITS AND REPORTS.

Exhibits

3.1	Articles of Incorporation(1)
3.2	Bylaws (4)
4.1	$1,660,000 Secured Convertible Note dated October 1, 2012 (3)
4.2	Common Stock Purchase Warrant dated October 1, 2012 (3)
10.1	Agreement with Gold Explorations, LLC and Bonanza Goldfields, Corp., dated July 1, 2009.(2)
10.2	Peter Cao Chief Operating Officer employment agreement (3)
10.3	Scott Geisler Chief Executive Officer employment agreement (3)
10.4	Note and Warrant Purchase Agreement dated October 1, 2012 (3)
10.5	Form of Promissory Note (3)
10.6	Form of Mortgage, dated October 1, 2012 (3)
10.7	Escrow Agreement dated October 1, 2012 (3)
10.8	Form of Buyer Mortgage Note 1 dated October 1, 2012. (3)
10.9	Form of Buyer Mortgage Note 2 dated October 1, 2012.(3)
10.10	Form of Buyer Mortgage Note 3 dated October 1, 2012. (3)
10.11	Registration rights Agreement, dated October 1, 2012 (3)
10.12	Security Agreement dated October 1, 2012 (3)
10.13	Judgetown Lease Agreement dated September 14, 2012 and Amended Agreement dated February 1, 2013 (4)
10.14	David Janney Mutual Release Dated February 19, 2013 (4)
10.15	Scott Geisler Settlement and Mutual Release Date June 14, 2012 (4)
10.16	Choice Capital Agreement dated September 13, 2012 (4)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
___________
(1)	Incorporated by reference to the Company’s filing on Form S1/A, as filed with the Securities and Exchange Commission on September 11, 2008.

(2)
Incorporated by reference to the corresponding exhibits on the Company’s filing on Form 10-Q, as filed with the Securities and Exchange Commission on March 14, 2012 for the period ended September 30, 2011.

(3)	Incorporated by reference to the corresponding exhibits on the Company’s filing on Form 8-K, as filed with the Securities and Exchange Commission on October 5, 2012.

(4)	Incorporated by reference to the corresponding Company’s filing on Form 10-Q, as filed with the Securities and Exchange Commission on May 14, 2013 for the period ending March 31, 2013.

ITEM 15: SIGNATURES

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant	Bonanza Goldfields Corporation

Date: June 5, 2013	By:	/s/ Michael Stojsavljevich
Michael Stojsavljevich
Chief Executive Officer

Date: June 5, 2013	By:	/s/ Michael Stojsavljevich
Michael Stojsavljevich
Chief Financial Officer
(Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: June 5, 2013	By:	/s/ Michael Stojsavljevich
Michael Stojsavljevich
Director

Date: June 5, 2013	By:	/s/ Peter Cao
Peter Cao
Director

Date: June 5, 2013	By:	/s/ Baoky Vu
Baoky Vu
Director