Form 10-K/A
period 2012-06-30
Bonanza Goldfield Corp.
filed 2013-06-12
CIK 1439264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K A No. 3
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

Documents Incorporated By Reference - None

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K amends the Annual Report on Form 10-K for the year ended June 30, 2012 (the “Original Report”) and is being filed by Bonanza Goldfield Corporation (the “Company”) in response to comments by the Securities and Exchange Commission to amend disclosure in Item 1. Business, Item 1A Risk Factors, Item 2 Properties, Item 3 Legal Proceedings, Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuers Purchases of Equity Securities in the Caption Fiscal Year Ended June 30, 2012, Item 7 Management Discussion and Analysis of Financial Condition and Results of or Plan of Operation under caption Recent Developments and Operations, caption Results of Operations, caption Liquidity and Capital Resources, caption Other Considerations, Item 9A Controls and Procedures, Item 10. Directors, Executive Officers, Promoters and Control Persons ; Compliance with Section 16(a) of the Exchange Act, under caption Director and Executive Officer, caption Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management, Item 13. Certain Relationship and Related Transactions, and Director Independence, and Item 15, Exhibits and Reports.  The Company amended these sections to provide more detailed disclosure to these items and extended disclosures to provide the shareholder more detailed information related to the management, prior management and operational matters .

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

It is our objective to identify mineral prospect properties of merit, conduct preliminary exploration work, and if results are positive, to process mineral resources through a market where we believe capital is transitioning to the safety of gold.  Our management contends that this business model is timely in a world of financial and currency instability with escalating mineral demand.

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

The company believes that through a fraudulent scheme by former management, 86,000,000 shares of our common stock were improperly issued. The company is in the process of seeking a legal remedy to this issue however, if the company is not successful the stock value could be seriously impaired because of the serious reduction the value per share.

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

ITEM 2.  PROPERTIES.

We operate our corporate headquarters out of 736 East Braeburn Drive, Phoenix, AZ 85022

During fiscal 2011, the Company used the Treasurer’s office as the Company’s corporate headquarters at no cost to the Company.  The Company has 3 sets of properties. The first are federal mining claims on BLM land totaling 458 acres. The Company maintains the BLM maintenance fees annually. The second set of land is a two year lease with an option to buy from Judgetown LLC. This acreage is 130.76 acres of patented land with lease payments of $190,000 for the calendare year 2013 and $120,000 for the calendar year 2014. Rick Thomas, who is a 50% owner of Judgetown LLC subsequently sold his rights to Michael Quigley of Utah. See attached Judgetown LLC agreement and amendment for Mr. Quigley. The last parcel of land is referred to as the Hull Land and is approximately 20 acres of patented land which is owned by Bonanza Goldfield.  We borrowed the money for this purchase from Freedom Boat Company. The original arrangement has expired however, we continue to make the monthly interest payments of $2,500 (or 10% of the value of the note) and we have reached a tentative new agreement with Freedom under the same conditions with the added opportunity for Freedom to convert the principal to stock in the company.

There are no interests other than Bonanza’s as to the BLM land and we remit $4,200 as an annual maintenance fee. There are no royalties being paid for the Judgetown LLC leased properties.

For the Judgetown LLC land, Bonanza owns all the mineral rights for the time period we are leasing the land. For the BLM land we only have mineral rights and no land rights. For the Hull we have mineral rights and ownership of the land recorded with the Yavapai county recorder. Bonanza acquired all claims based on the land’s proximity to the Congress mine, which was one of the nation’s largest producing mines. In June of 2012 a geological report provided enough support to pursue a small mining operation based on sample assays from all areas and to pursue a lease of the Judgetown LLC claims.

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

For the BLM Land, maintenance fees are due every August and are approximately $4,200 and taxes to Yavapai county for all of our land were approximately $1,000 for 2012. Additionally, we pay $2,500  interest per  month f or a note issued to purchase the Hull land and $190,000 and $120,000 for calendar year 2013 and 2014, respectively , for  the lease fees for Judgetown LLC claims.

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

This all occurred between  December 2010  to  June 2011.

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

During 2011, the Company issued 86,000,000 common shares to asignees of a $23,200 note originally issued to Venture Capital International. An opinion of counsel pursuant to Rule 144 was prepared and executed by attorney, John Thomas, Esq. for each of the issuances and sent to the Company with instructions to issue the shares without restrictions. The former CEO and only director at the time forwarded the opinion, instructions and the corporate resolution to the transfer agent directing that the share certificates be issued as new shares without a restriction to the designated shareholders. The transfer agent complied based upon the legal opinion and directions from the CEO. The above mentioned 86,000,000 shares are outstanding other than 12,000,000 shares that present management has been able to place in escrow with the transfer agent pending further review. The only note holder, Venture Capital International, never agreed to an assignment, did not receive payment from this above described transaction and the note is still outstanding. Present management believes the assignment was forged. The recipients of the 86,000,000 shares did not pay the Company or the note holder for the shares and the Company believes, based on information from one of the parties who purchased the stock that the former CEO may have kept the funds received from the sale of the shares.

The Company does not believe that these shares are legally issued, fully paid or non-assessable in that the Rule 144 opinion of counsel is an attempt to issue new shares directly from the issuer without a restriction. It is our understanding that Rule 144 provides a safe harbor from the definition of an underwriter such that the Section 4(1) exemption from registration would be available however, Section 4(1) exemption does not apply to an issuer. It is the Company’s understanding that an exemption from registration was not available for the issuance of 86,000,000 shares. The holders of these shares must receive an opinion of counsel acceptable to the Company before they can be sold. The Company is attempting to contact the present holders at this time. All shares properly issued by the Company that have not been registered through the available effective registration statements are restricted. It also appears to the Company that the shares were issued in violation of the registration provisions of Section 5 of the Securities Act of 1933 and would normally be subject to rescission under Section l2(a)(l) of the Act. However, under the facts as we know them the Company was not a party to this transaction in that the former CEO in concert with unknown associates and acting outside his authority resulting in a breach of his fiduciary duty defrauded the Company. The Company is attempting to contact the recipients of the subject shares and will pursue all legal remedies available to correct this issue including but not limited to bringing an action in federal court to cancel the shares and for damages sustained by the Company.

The Company became aware of the fraud as to the payment of debt and therefore could not make an accounting entry of debt reduction and from an accounting perspective treated these shares as compensation to the initial holders. The accounting treatment of these shares will be reconciled upon the legal conclusion of these issues.

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

Fraudulent Stock Issuance

During 2011, the Company issued 86,000,000 common shares to asignees of a $23,200 note originally issued to Venture Capital International. An opinion of counsel pursuant to Rule 144 was prepared and executed by attorney, John Thomas, Esq. for each of the issuances and sent to the Company with instructions to issue the shares without restrictions. The former CEO and only director at the time forwarded the opinion, instructions and the corporate resolution to the transfer agent directing that the share certificates be issued as new shares without a restriction to the designated shareholders. The transfer agent complied based upon the legal opinion and directions from the CEO. The above mentioned 86,000,000 shares are outstanding other than 12,000,000 shares that present management has been able to place in escrow with the transfer agent pending further review. The only note holder, Venture Capital International, never agreed to an assignment, did not receive payment from this above described transaction and the note is still outstanding. Present management believes the assignment was forged. The recipients of the 86,000,000 shares did not pay the Company or the note holder for the shares and the Company believes, based on information from one of the parties who purchased the stock that the former CEO may have kept the funds received from the sale of the shares.

The Company does not believe that these shares are legally issued, fully paid or non-assessable in that the Rule 144 opinion of counsel is an attempt to issue new shares directly from the issuer without a restriction. It is our understanding that Rule 144 provides a safe harbor from the definition of an underwriter such that the Section 4(1) exemption from registration would be available however, Section 4(1) exemption does not apply to an issuer. It is the Company’s understanding that an exemption from registration was not available for the issuance of 86,000,000 shares. The holders of these shares must receive an opinion of counsel acceptable to the Company before they can be sold. The Company is attempting to contact the present holders at this time. All shares properly issued by the Company that have not been registered through the available effective registration statements are restricted. It also appears to the Company that the shares were issued in violation of the registration provisions of Section 5 of the Securities Act of 1933 and would normally be subject to rescission under Section l2(a)(l) of the Act. However, under the facts as we know them the Company was not a party to this transaction in that the former CEO in concert with unknown associates and acting outside his authority resulting in a breach of his fiduciary duty defrauded the Company. The Company is attempting to contact the recipients of the subject shares and will pursue all legal remedies available to correct this issue including but not limited to bringing an action in federal court to cancel the shares and for damages sustained by the Company.

The Company became aware of the fraud as to the payment of debt and therefore could not make an accounting entry of debt reduction and from an accounting perspective treated these shares as compensation to the initial holders. The accounting treatment of these shares will be reconciled upon the legal conclusion of these issues.

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

PART IV

ITEM 15.  EXHIBITS AND REPORTS.

Exhibits

3.1	Articles of Incorporation(1)
3.2	Bylaws (4)
10.1	Agreement with Gold Explorations, LLC and Bonanza Goldfields, Corp., dated July 1, 2009.(2)
10.2	Peter Cao Chief Operating Officer employment agreement (3)
10.3	Scott Geisler Chief Executive Officer employment agreement (3)
10.13	Judgetown Lease Agreement dated September 14, 2012 (4)
10.14	David Janney Mutual Release Dated February 19, 2013 (4)
10.15	Scott Geisler Settlement and Mutual Release Date June 14, 2012 (4)
10.16	Choice Capital Agreement dated September 13, 2012 (4)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
___________
(1)	Incorporated by reference to the Company’s filing on Form S1/A, as filed with the Securities and Exchange Commission on September 11, 2008.

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

Registrant	Bonanza Goldfields Corporation

Date: June 12, 2013	By:	/s/ Michael Stojsavljevich
Michael Stojsavljevich
Chief Executive Officer

Date: June 12, 2013	By:	/s/ Michael Stojsavljevich
Michael Stojsavljevich
Chief Financial Officer
(Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: June 12, 2013	By:	/s/ Michael Stojsavljevich
Michael Stojsavljevich
Director

Date: June 12, 2013	By:	/s/ Peter Cao
Peter Cao
Director

Date: June 12, 2013	By:	/s/ Baoky Vu
Baoky Vu
Director