Form 10-Q/A
period 2012-09-30
Bonanza Goldfield Corp.
filed 2013-06-12
CIK 1439264

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QA

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

BONANZA GOLDFIELDS CORP.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHSENDEDSEPTEMBER 30, 2012AND 2011

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

PART I – FINANCIAL INFORMATION

EXPANATORY NOTE

This Amendment of Form 10-Q amends the Quarterly Report on Form 10-Q for the three months ended September 30, 2012 (the “Original Report”) and is being filed by Bonanza Goldfield Corporation (the “Company”) in response to comments by the Securities and Exchange Commission to amend disclosure in Item 1. Business, Note 6, Equity insertion of the Fraudulent Issuance of Stock by Past Management, Item 7 Management Discussion and Analysis of Financial Condition and Results of or Plan of Operation under caption Overview, caption Liquidity and Capital Resources, Item 4 Controls and Procedures, Item 1A. Risk Factors, and Item 6, Exhibits and Reports. The Company amended these sections to provide more detailed disclosure to these items and extended disclosures to provide the shareholder more detailed information related to the management, prior management and operational matters.

ITEM 1.  INTERIMFINANCIAL STATEMENTS AND NOTES TO INTERIM FINANCIAL STATEMENTS

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

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			For the Period
			from March 6,
			2008
			(inception)
	For the Three Months Ended		through
	September 30,		September 30,
	2012	2011	2012

REVENUE	$-	$-	$-

OPERATING EXPENSES:
General and administrative	439,841	65,182	2,950,020
Exploration expense	20,684	27,701	270,004
Impairment of mining claims	-	-	714,700
Impairment of other assets	-	-	32,122
Total operating expenses	460,525	92,883	3,966,846

OTHER EXPENSES:
Interest expense	23,942	32,484	2,910,691
Loss on settlement of litigation	-	-	59,000
Loss on conversion of accounts payable	-	-	33,014
Loss on debt conversion	-	-	121,770
Total other expenses	23,942	32,484	3,124,475

NET LOSS	$(484,467)	$(125,367)	$(7,091,321)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)
Weighted average common shares
outstanding, basic and diluted	320,980,000	281,827,808

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			from March 6,
			2008
			(inception)
	For the Three Months Ended		through
	September 30,		September 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(484,467)	$(125,367)	$(7,091,321)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	2,213	121	2,696
Stock-based compensation	359,261	42,600	1,836,515
Impairment of mining claims	-	-	714,700
Impairment of other assets	-	-	32,122
Amortization of debt discount	-	12,196	2,287,366
Common stock issued for interest expense	-	-	504,060
Loss on settlement of litigation	-	-	59,000
Loss on settlement of accounts payable	-	-	33,014
Loss on conversion of notes payable	-	-	121,770
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	20,200	-	7,700
Accounts payable and accrued liabilities	20,728	(53,224)	52,984
Accounts payable and accrued liabilities - related party	-	(37,288)	18,000
Disputed payable	-	-	293,450
Deferred liabilities	-	-	60,000
Net cash used in operating activities	(82,065)	(160,962)	(1,067,944)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in mining property	-	-	(149,000)
Purchase of intangible asset	-	-	(36,173)
Net cash used in investing activities	-	-	(185,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	-	355,800
Repayments of notes payable	-	(53,000)	(58,000)
Proceeds from convertible notes payable	-	-	129,875
Proceeds from the sale of common stock	140,000	193,000	969,000
Net cash provided by financing activities	140,000	140,000	1,396,675

INCREASE (DECREASE) IN CASH	57,935	(20,962)	143,558
CASH, BEGINNING OF PERIOD	85,623	23,306	-
CASH, END OF PERIOD	$143,558	$2,344	$143,558

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$1,875	$22,725	$557,849
Income taxes paid	$-	$-	$-

NONCASH INVESTING AND FINANCING TRANSACTIONS:

Extinguishment of debt	$-	$-	$19,327
Notes issued to acquire mining claims	$-	$-	$357,000
Common stock issued to prepay interest	$-	$-	$7,700
Common stock issued for note modification	$-	$-	$48,387
Common stock issued to acquire mining claims	$-	$-	$458,700
Common stock issued for fixed assets	$-	$3,023	$43,872
Common stock issued for conversion of debt	$-	$19,328	$138,332
Common stock to be issued for settlement of litigation	$-	$-	$29,500
Common stock to be issued for note extension	$-	$-	$15,500

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

Bonanza Goldfields Corp. (the “Company”) was incorporated under the laws of the State of Nevada onMarch 6, 2008 (Inception).The Company’s fiscal year ends on June 30. The Company has acquired 3 sets of mineral properties in the state of Arizona. The mineral properties are contiguous, therefore the three sets are consideredas one project. The first is federal mining claims on land managed by the Bureau of LandManagement totaling 458 acres. The second is 130.76 acres of patented landthe Company lease for an initial term of two years with an option to buy from Judgetown LLC. The lease agreement with Judgetown LLC was effective on October 15,2012. The third property is referred to as the Hull land and is approximately 20 acres of patented land which the Company purchased with funds borrowed fromFreedom Boat.

The recoverability of amounts from the properties or claims will be dependent upon the discovery of economically recoverable reserves, ability to process material,maintenance of the Company's interest in the underlying properties and/or claims, the ability of the Company to obtain necessary financing to satisfy the expenditurerequirements under the property and/or claim agreements and to complete the development of the properties and/or claims, and upon future profitable production orproceeds for the sale thereof.

The Company is an exploration stage company and that there is no assurance that a commercially viable mineral deposit exist on any of the Company’s propertiesand that further exploration will be required. The Company’s exploration target is to find exploitable minerals on the Company’s properties and to raise adequatefunding to begin processing the Company’s land. The Company’s success depends on achieving that target and becoming cash flow positive once productionbegins. There is the likelihood of our mineral claims containing little or no economic mineralization or reserves of gold and other minerals. There is the possibility thatthe Company’s claims do not contain any reserves and funds that the Company spends on exploration will be lost. Even if the Company complete its currentexploration program and are successful in identifying a mineral deposit, the Company will be required to spend substantial funds to bring its claims to production.The Company is unable to assure that it will be able to raise the additional funds necessary to implement any future exploration or extraction program even ifmineralization is found.

It is the Company’s objective to identify mineral prospect properties of merit, conduct preliminary exploration work, and if results are positive, to process mineralresources in a market where the Company believe capital is transitioning to the safety of gold. The management contends that this business model is timely in a worldof financial and currency instability with escalating mineral demand.The Company’s areas of exploration are in geopolitically stable North American areas.

The Judgetown lease, with an effective date of October 15, 2012, was executed on September 30, 2012 between the Company and Judgetown LLC, an Arizona LimitedLiability Company located in Arizona (“Lessor”). The leased premises consist of 130.76 acres in the county of Yavapai, Arizona in the Date Creek Mountain range.The lease is exclusive to the Company and its successors and assigns all of Lessors’ interest in and to all mining rights and minerals (hereafter the "MineralSubstance") beneath the surface of, within, or that may be produced from the Premises. The lease granted the following to the Company for a period of two yearsunless terminated pursuant to the lease; Mining and Access Rights, Cross Mining, Commingling, Deposit of Waste Materials, Treatment and Water Rights. Thelease amount, as amended, is $300,000 for the period commencing on January 15, 2013. An option to purchase the land was also granted for a price of $1,500,000 lesslease payments.

The Company’s leased lands consist of 38 lode claims covering 600 acres of patented, private property claims and BLM claims described above in the Date CreekMountains, Arizona consisting of both alluvial and mineralized quartz deposits, as well as the presence of certain rare earth elements. A Preliminary GeologicalSurvey as well as subsequent testing and assays of the leased claims were prepared by a third party.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has a working deficit and has not generated revenues since inception. During the three monthsendedSeptember 30, 2012,the Company incurred anet loss of $484,467 and as of September 30, 2012, has an accumulated deficit of $7,091,321. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is planning to raise any necessary additional funds through loans and additional sales of itscommon stock. There is no assurance that the Company will be successful in raising additional capital.

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

Management evaluates these estimates and assumptions on a regular basis.Actual results could differ from those estimates.

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

Mineral property rights

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized. The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of September 30, 2012, management has determined that there was no impairment loss required for thethree months then ended.

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

Basic and Diluted Net Loss Per Common Share

Net loss per common share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted net loss per share for the Company is the same as basic net loss per share, as during the period where a net loss is reported,the inclusion of common stock equivalents would be antidilutive and are therefore excluded from the calculation.

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

NOTE 3 – MINING CLAIMS

The following is a detail of mining claimsatSeptember 30, 2012 and June 30, 2012:

	September 30, 2012	June 30, 2012
Midas Placer Mining Claim (fully impaired)	$565,700	$565,700
Hull Lode Mining Claim (leased from Freedom Boat)	250,000	250,000
Osiris Gold Joint Venture (fully impaired)	50,000	50,000
Total mining and equipment activity	865,700	865,700
Accumulated impairment of mining claims	(615,700)	(615,700)
Total Mining Claims	$250,000	$250,000

The Company has impaired all claims except for the Hull Lode mining claim.

NOTE 4 – NOTES PAYABLE

The Company had the following notes payable outstanding as of September 30, 2012 andJune 30, 2012:

	September 30, 2012	June 30, 2012
Gold Exploration LLC (a)
Dated – June 1, 2008	$52,699	$52,699

Venture Capital International (b)
Dated – March 30, 2009	12,000	12,000

Venture Capital International (c)
Dated – May 7, 2009	17,000	17,000

Advantage Systems Enterprises Limited (d)
Dated – July 3, 2009	17,000	17,000

Advantage Systems Enterprises Limited (e)
Dated – August 7, 2009	10,000	10,000

Venture Capital International (f)
Dated – October 15, 2009	10,000	10,000

Venture Capital International (g)
Dated – October 27,2009	7,000	7,000

Advantage Systems Enterprises Limited (h)
Dated – November 9, 2009	25,000	25,000

Venture Capital International (i)
Dated – November 23, 2009	5,000	5,000

Strategic Relations Consulting, Inc. (j)
Dated – March 31, 2010	15,000	15,000

Summit Technology Corporation, Inc.(k)
Dated – November 22, 2010	2,000	7,000

Gold Exploration LLC (l)
Dated – July 29, 2010	97,000	97,000

Freedom Boat, LLC (m)
Dated – February 7, 2011	250,000	250,000

Dr. Linh B. Nguyen (n)
Dated – May 23, 2011	25,000	25,000

Mr. Charles Chapman (o)
Dated – December 27, 2011	50,000	50,000

Mr. Leroy Steury
Dated – March 12, 2012 (p)	76,875	76,875
Total notes and convertible note payable	671,574	671,574
Less current portion of long-term debt	(671,574)	(671,574)
Long term debt	$-	$-

(a) The Company entered into a purchase agreement to purchase mining claims with Gold Exploration LLC inthe amount of $99,000 on June 1, 2008. The Companypaid $15,000 in cash and issued a note for $84,000 withan interest rate of 12% for the remaining balance. Pursuant to the purchase agreement, $7,000 is to be paideach 90 days until the full principal balance plus accrued interest is paid off. As of September 30, 2012 and June 30,2012, principal and interest payable to GoldExploration LLC for this note is $66,941 and $65,346, respectively. This note is presently in default.

(b) On March 30, 2009, the Company issued a $12,000 demand promissory note to Venture Capital International, Inc. The note is due on demand with an interest rateof 5%. As of September 30, 2012 and June 30, 2012, the Company principal and interest payable to Venture Capital International, Inc. related to this note is $14,083and $13,932, respectively.

(c) On May 7, 2009, the Company issued a $17,000 demand promissory note to Venture Capital International, Inc. The note is due on demand and has an interest rateof 5%. As of September 30, 2012 and June 30, 2012, principal and interest payable to Venture Capital International, Inc. related to this note is $19,862 and $19,648,respectively.

(d) On July 3, 2009, the Company issued a $17,000 demand promissory note to Advantage Systems Enterprise Limited. The note is due on demand with an interestrate of 5%. As of September 30, 2012 and June 30, 2012, principal and interest payable to Advantage Systems Enterprise Limited related to this note is $19,764 and$19,550, respectively.

(e) On August 7, 2009, the Company issued a $10,000 demand promissory note to Advantage Systems Enterprises Limited. The note is due on demand with aninterest rate of 5%. As of September 30, 2012 and June 30, 2012, principal and interest payable to Advantage Systems Enterprise Limited, Inc. related to this note is$11,574 and $11,448, respectively.

(f) On October 15, 2009, the Company issued a $10,000 demand promissory note to Venture Capital International. The note is due on demand with an interest rate of5%. As of September 30, 2012 and J June 30, 2012, principal and interest payable to Venture Capital International related to this note is $11,479 and $11,353, respectively.

(g) On October 27, 2009, the Company issued a $7,000 demand promissory note to Venture Capital. The note is due on demand with an interest rate of 5%. As ofSeptember 30, 2012 and June 30, 2012, principal and interest payable to Venture Capital International related to this note is $8,024 and $7,936, respectively.

(h) On November 9, 2009, the Company issued a $25,000 demand promissory note to Advantage Systems Enterprise Limited. The note is due on demand with aninterest rate of 5%. As of September 30, 2012 and June 30, 2012, principal and interest payable to Advantage Systems Enterprise Limited related to this note is $28,637and $28,322, respectively.

(i) On November 23, 2009, the Company issued a $5,000 demand promissory note to Venture Capital International. The note is due on demand with an interest rate of5%. As of September 30, 2012 and June 30, 2012, principal and interest payable to Venture Capital International related to this note is $5,713 and $5,650, respectively.

(j) On March 31, 2010, the Company issued a $15,000 demand promissory note to Strategic Relations consulting, Inc. The note is due on demand with an interest rateof 5%. As of September 30, 2012 and June 30, 2012 principal and interest payable to Strategic Relations Consulting, Inc. related to this note is $16,878 and $16,689,respectively.

(k) On November 22, 2010, the Company issued a $7,000 demand promissory note to Summit Technologies Corporation, Inc. The note is due on demand with aninterest rate of 5%. As of September 30, 2012 and June 30, 2012, principal and interest payable to Strategic Relations Consulting, Inc. related to this note is $2,336 and$2,311, respectively.

All of the above demand promissory notes issued by the Company were unsecured.

(l) On July 29, 2010, the Company issued 8,300,000 common shares to Gold Exploration LLC, valued at $83,000 (or $0.01 per share) based upon the closing price of theCompany’s stock on the date the agreement was executed, to partially repay $10,000 of principal on the promissory note held by Gold Exploration LLC initially issuedto Global Mineral Resources Corporation. This payment of common stock reduced the outstanding balance of the note held by Gold Exploration LLC to $97,000. TheCompany recognized a loss on debt conversion of $73,000. During fiscal year 2012, the note holder called the balance of the note and demanded payment. The noteholder claimed that the note was in default because the Company failed to maintain the Midas Placer Mining Claim, collateral which secured the note. Pursuant to thenote agreement, the note should accrue interest at 12% when due or declared due. The note is classified as a current liability on the balance sheets. As of September30, 2012 and June 30, 2012, principal and interest payable to Gold Exploration LLC related to this note is $111,574 and $108,640, respectively.

(m) On February 7, 2011, the Company issued a $250,000 promissory note with an interest rate of 12% per annum to Freedom Boat LLC (“Freedom Boat”). Payment of$2,500 is due monthly from July 5, 2011 through December 5, 2011 with a final payment of interest and principal of $260,000 that because due on February 7, 2012.Freedom Boat also has a right to royalties under certain conditions. The note is secured by the Hull Lode claim, The West Acre Hull tract, property held by DavidJanney, former officer, and 10,000,000 of the Company’s common shares currently held in escrow. Proceeds from the note were used to purchase the TarantulaMining Claim from Judgetown, LLC. As of September 30, 2012 and June 30, 2012, the remaining principal owed was $250,000. This note is presently in default but theCompany is negotiating with the holder for an extension of this note.

(n) The Company entered into a demand promissory note with Linh B. Ngnyen on May 23, 2011 in the amount of $25,000. The note is due on demand with an interestrate of 5%. As of September 30, 2012 and June 30, 2012, principal and interest payable to Linh B. Ngnyen related to this note is $26,692 and $26,377, respectively.

(o) On December 27, 2011, the Company issued a $50,000 promissory note to Mr. Charles Chapman. The note was due on February 15, 2012 with an interest rate of12%. Pursuant to the note agreement, Mr. Chapman has the right to receive 500,000 shares of the Company’s common stock in lieu of interest payments.On December 28, 2011, the Company issued 500,000 shares valued at $4,000 in lieu of the interest. On March 19, 2012, the note agreement was amended to extend thedue date to May 15, 2012. Pursuant to the amendment, the Company agreed to issue an additional 500,000 common shares valued at $15,500 which was recorded asdebt discount and fully amortized during fiscal year 2012. As of June 30, 2012, the 500,000 common shares related to the March 19, 2012 amendment have not beenissued and is recorded as stock payable of $15,500. On May 16, 2012, the Company entered into a second amendment to extend the loan to November 15, 2012.Pursuant to the second amendment, the Company will issue 100,000 shares of its common stock per month for a period of six months in lieu of interest. As of June 30,2012, the Company has issued 500,000 common shares valued at $11,000.

(p) On March 12, 2012, the Company issued a $75,000 convertible note to Mr. Leroy Steury. The note was due on June 12, 2012 with an interest rate of 10%. Mr.Leroy Steury has the right to receive 7.5 million shares of common stock in lieu of unpaid principal and interest before June 17, 2012. The Company recorded abeneficial conversion feature of $75,000 which was fully amortized during fiscal year 2012. On June 13, 2012, the Company amended the agreement to include theaccrued interest of $1,875 on the $75,000 in the principal and extended the note to September 13, 2012. On September 17, 2012, the Company entered into the secondamendment to extend the note to December 17, 2012. As of September 30, 2012 and June 30, 2012, principal and interest payable to Leroy Steury related to this note is78,230 and $77,780, respectively.

NOTE 5 – EQUITY

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

Fraudulent Issuance of Stock by Past Management

During 2011, the Company issued 86,000,000 common shares to asignees of a $23,200 note originally issued to Venture Capital International.An opinion of counsel pursuant to Rule 144 was prepared and executed by attorney, John Thomas, Esq. for each of the issuances and sent to the Company withinstructions to issue the shares without restrictions. The former CEO and only director at the time forwarded the opinion, instructions and the corporate resolution tothe transfer agent directing that the share certificates be issued as new shares without a restriction to the designated shareholders. The transfer agent complied based upon the legal opinion and directions from the CEO. The above mentioned 86,000,000 shares are outstanding other than 12,000,000 shares that present management has been able to place in escrow with the transfer agent pending further review. The only note holder, VentureCapital International, never agreed to an assignment, did not receive payment from this above described transaction and the note is still outstanding. Presentmanagement believes the assignment was forged. The recipients of the 86,000,000 shares did not pay the Company or the note holder for the shares and the Company believes, based on information from one of the parties who purchased the stock that the former CEO may have kept the funds received from the sale of the shares.

The Company does not believe that these shares are legally issued, fully paid or non-assessable in that the Rule 144 opinion of counsel is an attempt to issuenew shares directly from the issuer without a restriction. It is our understanding that Rule 144 provides a safe harbor from the definition of an underwriter such thatthe Section 4(1) exemption from registration would be available however, Section 4(1) exemption does not apply to an issuer. It is the Company’s understanding thatan exemption from registration was not available for the issuance of 86,000,000 shares. The holders of these shares must receivean opinion of counsel acceptable to the Company before they can be sold. The Company is attempting to contact the present holders at this time. All shares properlyissued by the Company that have not been registered through the available effective registration statements are restricted. It also appears to the Company that the shares were issued in violation of the registration provisions of Section 5 of the Securities Act of 1933 and would normally be subject to rescission under Section l2(a)(l) of the Act. However, under the facts as we know them the Company was not a party to this transaction in that the former CEO in concert with unknown associates and acting outside his authority resulting in a breach of his fiduciary duty defrauded the Company. The Company is attempting to contact the recipients of the subject shares and will pursue all legal remedies available to correct this issue including but not limited to bringing an action in federal court to cancel the shares and for damages sustained by the Company.

The Company becameaware of the fraud as to the payment of debt and therefore could not make an accounting entry of debt reduction and from an accounting perspective treated these shares as compensation to the initial holders. The accounting treatment of these shares will be reconciled upon the legal conclusion of these issues.

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

On May 8, 2012, the Company granted Mr. Peter Cao, a member of the Company’s Board of Directors, 8,000,000 options to purchasecommon stock of the Company at a price of $0.025 per share. Options for 4 million common shares vested immediately. After six months of Mr. Cao’s employment with the Company, additional options to purchase 4,000,000 shares at $0.025 per share will vest. The options have a five-year expected life, and werevalued at $198,519. At September 30, 2012, unamortized value of this warrant was $33,087.

No warrants were issued in the three months ended September 30, 2012.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of September 30, 2012 and June 30, 2012, the Company hadpayables to a related party of $0 and $18,000, respectively, for services provided.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On May 8, 2012, the Company entered into an employment contract with Mr. Peter Cao, Chief Operating Officer. Pursuant to the agreement, the Company will pay monthly compensation of $1,000. Mr. Cao is also entitled to 2,000,000 common shares for the increase in the Company’s market value for every $15 million up to $100 million. Additionally, Mr. Cao was granted options to purchase a total of 8,000,000 common shares. Options for 4 million common shares are exercisable at $0.025 per share and vested immediately. After six months of Mr. Cao’s employment with the Company, additional options to purchase 4,000,000 shares at $0.025 per share will vest. The 8,000,000 options were valued at $198,519, which is being expensed over the vesting periods.On October 1, 2012, Mr. Cao entered into a new employment agreement with the Company to replace the agreement dated May 8, 2012. The October 1, 2012 agreement states the following:

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

On October 30, 2012, the Company amended the employment agreement to increase the monthly salary to $3,000 per month for the three months ended September 30, 2012. Mr. Cao also agreed that the 8 million common shares granted on October 1, 2012replace the 8,000,000 options granted on May 8, 2012.

On June 19, 2012, the Board of Directors appointed Mr. Michael Stojsavljevich as the new Chief Executive Officer, secretary and a member of the Board of Directors. Mr. Stojsavljevich wouldreceive $5,500 for the first two months and $11,000 per month from the third month of his employment. Mr. Stojsavljevich is entitled to 2,500,000 shares of common stock quarterly from July 1, 2012 and every quarter thereafter to a total of 10,000,000 shares. On August 1, 2012, Mr. Stojsavljevich entered into a new employment agreement with Company to replace the agreement dated June 19, 2012 as follows:

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

On May 10, 2012, the Company entered into a two-year employment contract with Mr. Scott Geisler, Chief Executive Officer at that time. The agreement allows the immediate accrual of unpaid salary from August 29, 2011 at $100,000 per year. The Company also issued stock options to purchase a total of 17,000,000 common shares. Options for 8,500,000 common shares at an exercise price of $0.01 per share vested immediately. Additional options to purchase 8,500,000 common shares at an exercise price of $0.01 per share vested in August 2012. The 17,000,000 options are valued at $507,862. These options have a term of 5 years and canbe exercised on a cashless basis. On June 2, 2012, the Company entered into a mutual release agreement with Mr. Geisler. That mutual release agreement superseded the employment agreement dated May 10, 2012. Pursuant to the mutual release agreement, Mr. Geisler would receive $75,000 in the next 25 months commencing July 15, 2012, and 7,500,000 shares of the Company’s common stock.  On June 1, 2012, Mr. Geisler resigned as Chief Executive Officer of the Company. The Company disputes both agreements as the Company believes information was not fully disclosed to the Board of Directors and was negotiated in bad faith. As of September 30, 2012 and June 30, 2012, a disputed payable of $221,250 was recorded related to this mutual release agreement. As of the date of this report, the parties are continuing negotiations.

On October 30, 2012, management learned that former President and CEO, Mr. Scott Geisler, filed suit against the Company on September 20, 2012, in the Circuit Courtof the Sixth Judicial District in the State of Florida. The Company has not yet been served with the summons and complaint or filed an answer. Mr. Geisler asserts thatthe Company is in default with respect to payments under a Settlement and Mutual Release Agreement entered into upon his resignation as an officer and director ofthe Company and effective June 8, 2012. Mr. Geisler claims monetary damages "in excess of $15,000," attorneys' fees, court costs and seeks the issuance of 7,500,000shares of common stock that is provided for under the Settlement and Mutual Release Agreement. We have engaged legal counsel to represent the Company in thisdispute and counsel has identified defenses to the claims and setoffs. We are optimistic that a settlement of the dispute will be reached in the near future withouthaving a materially adverse effect on our financial condition or results of operations.

Currently, the Company is carrying the amount of $293,450 as disputed payables until resolved, which include other disputed payables.

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

On February 7, 2011, David Janney, former officer, entered an agreement with Amazon Holding LLC to pay a finder’s fee for raising $250,000 in the acquisition of mining property. On January 19, 2012, Amazon Holding LLC demanded the Company make the payment. The dispute is still pending but the Company believes that it is not likelythat Amazon Holding LLC will prevail if a suit is filed against the Company relatedto this agreement.

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

NOTE 10 – SUBSEQUENT EVENTS

On October 1, 2012, the Company entered into a new employment agreement with Peter Cao (see Note 8).On October 25, 2012, the Company amended the employment agreements of Peter Cao and Michael Stojsavljevich to clarify certain terms in the new employment agreements (see Note 8).

On October 1, 2012, the Company entered into a Secured Convertible Promissory Note and Warrant Purchase Agreement with Tonaquint, Inc., a Utah corporation("Tonaquint"), whereby the Company issued (i) a Secured Convertible Promissory Note of the Company in the principal amount of $1,660,000 with a conversion priceof $0.05 per share and an annual interest rate of 8% and (ii) a warrant to purchase 158,953,080 shares of the Company’s common stock. The warrant has an exerciseprice of $0.075 per share and can be exercised at any time within five years after October 1, 2012. Tonaquint has the right to convert, subject to restrictions describedin the promissory note, all or a portion of the outstanding amount of the promissory note that is eligible for conversion into shares of the Company’s common stock.The promissory note is due on April 1, 2015 and the interest is payable monthly. The promissory note, if prepaid, has a penalty of 135% prepayment obligation. Thetotal amount to be funded is $1,500,000, representing the principal amount of $1,660,000 less an original issuance discount of $150,000 and the payment of $10,000 tocover Tonaquint’s fees. The shares of common stock underlying the Secured Convertible Promissory Note and Warrant were to be registered by a registrationstatement pursuant to the terms and conditions of a registration rights agreement. The registration statement has been withdrawn with Tonaquint’s consent.Tonaquint's ability to fund the Company is evidenced by three Buyer Mortgage Notes, in the principal amount of $50,000, $150,000, and $400,000. The BuyerMortgage Notes are secured by certain real property owned by Tonaquint located in Cook County, Illinois. Tonaquint’s obligation to fund the Company is furtherevidenced by a promissory note in the amount of $750,000.

Pursuant to the purchase agreement, the Company reserved 75,000,000 shares of common stock. The Company has agreed not to enter into any equity line of creditor financing arrangement or other transaction that involves issuing securities that are convertible into common stock (including without limitation selling convertibledebt, warrants or convertible preferred stock), or otherwise issue common stock (a) with conversion, exercise or similar mechanics or reset provisions that varyaccording to the market price of the common stock without a floor at or higher than $0.01 or (b)at a fixed price which is lower than $0.01, without the prior writtenconsent of Tonaquint. The Company agrees not to declare or make any dividend or other distributions of its assets.

The Company’s default status on that Freedom Boat note existed prior and during negotiations on the transaction with Tonaquint. The intent of the Tonaquinttransaction was that the Company does not default on any notes in the future.

Beginning on March 30, 2013, and each month thereafter, the Company shall pay to Tonaquint principal payments of $69,167 plus the sum of any accrued and unpaidinterest due on such date by converting such amount at a conversion price equals to the lower of the (i) conversion price in effect ($0.05 per share if no anti-dilutionadjustment) (ii) 65% of the arithmetic average of the three lowest volume-weighted average prices of the stock price during the 20 consecutive trading day periodimmediately preceding the date of the payment date; provided, however, the Company may, at its option as described in the agreement, pay all or any part of suchinstallment amount by redeeming such installment amount in cash or by any combination of a Company conversion and a Company redemption.

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

Overview

We are an exploration stage company and that there is no assurance that a commercially viable mineral deposit exist on any of our properties and that furtherexploration will be required.

It is our objective to identify mineral prospect properties of merit, conduct preliminary exploration work, and if results are positive, to process mineral resourcesthrough in a market where we believe capital is transitioning to the safety of gold. Our management contends that this business model is timely in a world of financialand currency instability with escalating mineral demand.

Our areas of exploration are in geopolitically stable North American areas.

We have acquired 3 sets of mineral properties in the state of Arizona. The first is federal mining claims on BLM land totaling 458 acres. The second is 130.76 acres ofpatented land we lease for an initial term of two years with an option to buy from Judgetown LLC. The lease agreement with Judgetown was effective on October 15,2012. The third property is referred to as the Hull land and is approximately 20 acres of patented land which we have purchased with funds borrowed from FreedomBoat.

The Judgetown lease, with an effective date of October 15, 2012, was executed on or before September 30, 2012 between our company and Judgetown LLC, anArizona Limited Liability Company located in Arizona (“Lessor”). The leased premises consist of 130.76 acres in the county of Yavapai, Arizona in the Date CreekMountain range. The lease is exclusive to the Company and our successors and assigns all of Lessors’ interest in and to all mining rights and minerals (hereafter the"Mineral Substance") beneath the surface of, within, or that may be produced from the premises. The lease granted the following to us for a period of two yearsunless terminated pursuant to the lease; Mining and Access Rights, Cross Mining, Commingling, Deposit of Waste Materials, Treatment and Water Rights. Thelease amount, as amended, is $300,000 for the period commencing on January 15, 2013. An option to purchase the land was also granted for a price of $1,500,000 lesslease payments. The lease with an option to purchase was amended on February 1, 2013 solely to reflect a new owner who had replaced an original owner of thelessor.

Our leased lands consist of 38 lode claims covering 600 acres of patented, private property claims and BLM claims in the Date Creek Mountains, Arizona consistingof both alluvial and mineralized quartz deposits, as well as the presence of certain rare earth elements. A Preliminary Geological Survey as well as subsequenttesting and assays of the leased claims were prepared by Auric Resources International, Inc. of Wickenburg, Arizona. Shareholders can access the report and testresults at our website: www.bonanzagoldfields.com (such website and its contents are not to be incorporated by reference to this report).

Highlights from the report include:
● The large land package with widespread areas of anomalous gold values;
● Although some preliminary testing has been done on portions of the property, the majority of the land package has virgin placer gravels and large quartzveins that have never been explored or tested. The geologic setting of the property is favorable for the concentration of placer gold in the local gravels thatoccur in drainage channels and elevated benches and for lode gold that occurs within the early Proterozoic granitic rocks as auriferous quartz fissure veinswith locally abundant sulfides and iron oxides.
● Auriferous quartz and quartz-sulfide veins occur on the leased claims. These veins ranged up to several feet in width and have strike lengths ranging fromhundreds to thousands of feet.
● Prior to commencing the survey, extensive samplings were analyzed locally at multiple depths demonstrating the potential for high grade gold findingsthroughout the property. Modern access for heavy equipment is already in place through our privately constructed roads, and rail is localized. Uniquefeatures appear ubiquitous throughout the immediate area, including greenstone dike extensions, placer gravel deposits, and vestiges of numerous prehistoricwaterfalls. Additionally, lode gold possibilities exist due to the extensions of schist and mineralized quartz veins in the immediate area of theCongress Mine. Our management believes the alluvial deposits originate from two ancient rivers that flowed in opposing directions during separategeological periods.
● Our most recent gold assays occurred during the month of July 2012 and were surface level rock chip assays on the Company's Bureau of LandManagement (BLM) claims located near the Piedmont Mine area.
● The assays were completed based on the geological teams' recommendation to study the Piedmont Mine. Bonanza's geological team staked out andacquired the Piedmont in December 2011 as part of the planned leased claims expansion. The assays were completed at a third party globally recognizedassayer.
*Assays reported in grams and ounces per ton
**Conversion based on 31.1 grams = 1 troy ounce of gold

Rare Earth Metal Tests:

We expanded our geological footprint with the acquisition of the Piedmont Mine, gold and silver mine in operation until 1940. The Piedmont Mine has been deemedby the our geological team a strategic addition to leased claims. The acquisition expands the geological footprint to 38 lode mining claims covering over 600 acres ofcontiguous property.

There are gold-bearing quartz fissure veins that closely follow “greenstone” (andesite or diabase) dikes that occur along east-west and northwest-southeast trendingstructures in early Proterozoic granitic rocks. The veins range from a few inches to several feet in width, with up to several hundred feet and unknown depth. Themineralogy of the veins consists of auriferous quartz with silver and varying amounts of sulfides, primarily pyrite with smaller amounts of galena, chalcopyrite, andsphalerite, and locally molybdenite. Hematite is locally prevalent as masses and relic structures formed from oxidation of the pyrite. The highest grade gold isgenerally associated with the highest concentrations of pyrite.

There has been significant work completed on the property. First the roads have been improved to be completely usable for all types of equipment such as loaders,dump truck, back hoes, all types of cars, and even larger scale trucks.

● Table 1: Surface area rock chip samples on our BLM land claims in the Piedmont Mine area
TARANTULA Au (Fire) Au (Fire 2) Au (Fire 2)
Control # ppb Grams/per ton Ounces/per ton
681 >3000 20.2 0.65
682 >3000 45.5 1.46
683 52 n/a n/a
684 47 n/a n/a
685 13 n/a n/a
● We also tested for the most prevalent and critical rare earth metals (REM) in the Arizona geographic region, which are Cerium, Lanthanum, Scandium,Yttrium. The tests proved positive for all four rare earth elements. The Company is now planning future tests for the other 13 critical rare earth elements andfor estimates of concentration. The plan is to test for the remaining 13 metals in Canadian testing facilities where more advanced analysis can be performed.
● Major Rare Earth Metals Uses (listed by metal):

Cerium is used in auto catalysts, petroleum refining, and in metal alloys. Lanthanum is used in hybrid engines and metal alloys. Scandium is used in sportsequipment, the firearms industry and dental applications. Yttrium is used in red color, fluorescent lamps, ceramics, and as an agent in metal alloys withapplications to superconductors and medical devices.

Second, a water retention pond holding just under 1 million gallons of water and currently between 700,000 – 800,000 gallons. Third, a gold processing plant has beeninstalled which is specifically a Goldfield International Yukon 25 plant and finishing table. Fourth, enhancement to the plant such as a new sluice system and astaging area for placer material processing. All of this was done on the Hull land which is patented property. Fifth, a slime pond was created along with asophisticated water retention system connected between the plant and the large retention pond. Sixth, fencing around the pond for safety purposes. Seventh, anadditional water well to the well already on the land. This all occurred between October 2012 and December 2012 and was financed by investors.The Goldfield International Yukon 25 plant was purchased new in October 2012 along with the finishing table. The plant is therefore considered by us to be in verygood condition. There have been no subsurface improvements since we have been pursuing placer material since setting up the plant.The infrastructure has been newly established with competent personnel and functional equipment. Additionally, we have a tool shed needed for maintenance.As of December 31, 2012 we ran approximately 700 tons of placer material and ran an additional 600 tons of more placer material through our production plant thisfiscal quarter. Currently the plant is suspended temporarily until we secure additional financing to mine hard rock as opposed to the placer. We have been trenchingand testing several locations on the Judgetown LLC land as well as the Hull land. We have sent out this placer material as well as some rock chip samples of loadmaterial to obtain a multi-element analysis from an accredited third party assayer.

Total cost to date is $3,116,907 and future costs are being assessed currently but thus far if we implement an operation that would include load material and the BLMproperties we feel that up to an additional $3 million may be needed.

We have two wells (one of which is solar powered) that have the capacity to pump a total 12 gallons per minute which is adequate for our present operations. Ourpower supply comes from 2 generators which are on the property.

We have not completed a Canadian 43101 report or an American equivalent and do not know what our proven reserves are, but we are in the process of doing aninternal resource estimate based on the placer material run to date and the assays we have completed and are in the process of completing on our load material. Thiswill include our rock chip analysis that can be used to estimate load material and is being conducted by our internal geologist and we are using an accredited externalassayer in Prescott, Arizona named Copper State Labs.

On April 4, 2013, we announced that three hand-collected samples from an 1,800 foot strike of an exposed quartz vein within our patents were assayed at 0.08 ounceper ton (oz/ton), 0.192 oz/ton, and 0.62 oz/ton. A single sample collected from a second quartz vein on our leased, patented property assayed at 2.73 oz/ton. A fifthsample collected from a pit on a separate leased our patented property assayed at 0.007 oz/ton. All assays were performed by Copper State Analytical Lab in Prescott,Arizona, an independent registered assayer.

Arne Stenseth of Bonanza Goldfields Corp. has provided all geological analysis to the Company.

Although some preliminary testing has been done on portions of the property, the majority of the land package has virgin placer gravels and large quartz veins thathave never been explored or tested. Additional exploration (mapping, sampling, bulk-sampling geophysics, drilling, etc.) must be conducted in order to determine theareal extent, volumes, grades, and values of auriferous quartz veins and gravels within the expanded claim block. The large land package with widespread areas ofanomalous gold values; proximity to the Congress Mine; large iron oxide rich quartz veins which exhibit mineralogic and structural similarities to the Congress,Niagra, Queen of the Hills, Golden Wave and other mineralized, economic vein systems in the area; and the presence of placer gold in widespread gravels indicatesthat the Tarantula Property may host a large, potentially economic gold deposit and undoubtedly represents an excellent exploration target with potential for bothplacer and lode gold production from auriferous placers and veins.

There was some surface disturbance before we acquired the property. There are a few existing adits and test pits, and a network of roads built by the previous ownerwho was selling boulders to housing developments. There is no known contamination of the area. The mining activity a appears to be limited to small adits and testpits. Remediation of the site will be an ongoing process. Excavations will first be filled with the oversize material which has been separated by grizzly from the bankrun feed materials from each excavation. Finally, the upper 6” - 12” of soil, which has been stored during initial site preparation, will be placed on top of the oversizematerials in order to enhance revegetation of the area. Care will be taken to prevent erosion on slopes, and where necessary runoff will be diverted by water bars andterracing. All improved access roads will be graded to natural contour and water bars will be utilized to prevent erosion. Since some of the area of operations is near anatural drainage, efforts will be taken to ensure the natural flow is restored upon completion of the operation.

A breakdown of the exploration timetable and budget, including estimated amounts that will be required for each exploration activity, such as geophysics,geochemistry, surface sampling, drilling, etc. for each prospect are as follows:

The timetable will depend on the availability of financing. The exploration plan would begin with a surface sampling program estimated to take 3 weeks and to costapproximately $35,000 to complete. Multi-element analyses will be performed on each sample and the geochemical analyses along with the local geology and thevisible outcrops of mineralized quartz would be used to determine the best drill targets. The analyses and interpretation of the data will take an estimated 6 weeks tocomplete at a cost of $25,000. Assuming a cost of $50 per foot of core drilling, 8 drill targets, and an average depth of 500 feet, the drilling program will costapproximately $200,000.

Our first phase is to set up the plant and then run placer material and test the results (including rock chip samples) to obtain an internal resource estimate on ourpatented properties. Also, we plan to obtain all necessary licenses to operate on the BLM land. Our second phase would be to move as much placer volume throughour plant as possible if the placer levels are economical and to expand that plant to have significantly more operating volume. Third, we plan to secure financing for aload operation to add to our placer capacity. If placer material is not economical and load tests to be more economical then we plan to move to load given financing is available.

Tonaquint is currently our main planned funding source. We will seek other sources of funding if our relationship with Tonaquint terminates.

We plan to utilize our internal Geochemist Arne Stenseth a graduate of the Montana College of Mineral Science and Technology with an American Chemical Societyaccredited Bachelor of Science Degree (1994) in Chemistry. He is a member in good standing of the Geochemistry Division of the American Chemical Society(ACSGEOC), the International Association of GeoChemistry (IAGC), the Geochemical Society, and the Association of Applied Geochemists (AAG). He is a Founderand Managing Member of Gruvedrift Enterprises, LLC, a mineral exploration company, and is currently working as a geochemist for our company. Arne Stensethcollects and maintains custody of the samples. The rock chip samples are collected as representative samples of the outcrop or vein. The rock chips are bagged andlabeled. The labeled bags are sent to either Copper State Analytical Lab in Prescott, AZ or to Skyline Assayers & Laboratories in Tucson, AZ. The labs performmulti-element analyses by ICP, and gold and silver are determined by fire assay. Concentrates collected from the finishing table are also collected by Arne Stenseth,who maintains custody of the samples. The concentrates are bagged and labeled and sent to the same laboratories as above for the same analyses.

RESULTS OF OPERATIONS

Three monthsEnded September 30, 2012Compared to Three monthsEnded September 30, 2011

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

For the three months ended September 30, 2012, we generated no revenue. Our future revenue plan is uncertain and is dependent on our ability to effectively mine our products, generate sales, and obtain contract mining opportunities. There are no assurances of our ability to begin to mine our claim. The expenditures formining are cost intensive so it is critical for us to raise sufficient capital to implement our business plan.We incurred losses of $484,467for the three months endedSeptember 30, 2012, compared to $125,367 for the three months ended September 30, 2011.

Our operating expenses for exploration activities for the three months ended September 30, 2012 and 2011 were $20,684and $27,701, respectively. The costs associated with exploration activities included trenching, testing, hauling, and labor costs associated with the exploration of our gold mines claims.

Our general and administrative expenses for the three months ended September 30, 2012 and 2011were $439,841and $65,182, respectively.The increase was primarily related to the issuance of options to our COOthat was valued at $99,261, issuance of common stock to our CEO valued at $200,000, issuance of common stock to other professionalsand our director of $60,000, and other professional fees of $59,000.

Our interest expense for the three months ended September 30, 2012 and 2011 was $23,942 and $32,484, respectively. The decrease is primarily attributable to the decrease in debt outstanding.

Liquidity and Capital Resources

Our cash used in operating activities for the three months ended September 30, 2012 was $82,065compared to $160,962for the three months ended September 30, 2011.  The decrease in cash used in operations was primarily attributable toreduced payments made to vendors and related parties during the three months ended September 30, 2012.

Our cash provided by financing activities for the three months ended September 30, 2012 was $140,000, compared to $140,000 for the three months ended September 30, 2011.Cash provided by financing activities mainly included proceeds from the sale of common stock.

To date, we havesucceeded in securing capital as needed, but there is no guarantee this will continue.

We believe we will have to rely on public and private equity and debt financings to fund our liquidity requirements over the intermediate term. We may be unable to obtain any additional financings on terms favorable to us, or obtain additional funding at all. If adequate funds are not available on acceptable terms, and if cash and cash equivalents together with any income generated from operations fall short of our liquidity requirements, we may be unable to sustain operations. Continued negative cash flows create substantial doubt regarding our ability to fully implement our business plan and could render us unable to expand our operations or take advantage of acquisition opportunities, any of which may have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payments of dividends

We are in need of approximately $65,000 per month in order to meet our operating expenses. If we have insufficient revenue, we will be able to borrow the funds fromTonaquint pursuant to the agreements in place.

On October 1, 2012, we entered into a Secured Convertible Promissory Note and Warrant Purchase Agreement with Tonaquint, Inc., a Utah corporation("Tonaquint"), whereby the Company issued (i) a Secured Convertible Promissory Note of the Company in the principal amount of $1,660,000 and (ii) a warrant topurchase 158,953,080 shares of the Company’s common stock. The warrant has an exercise price of $0.075 per share and can be exercised at any time within five yearsafter October 1, 2012. Tonaquint has the right to convert, subject to restrictions described in the promissory note, all or a portion of the outstanding amount of thepromissory note that is eligible for conversion into shares of our common stock. The conversion price of the promissory note is $0.05 per share.The Secured Convertible Promissory Note is due on April 1, 2015 and the interest rate of 8% payable monthly. The promissory note, if prepaid, has a penalty of 135%prepayment obligation. The total amount to be funded is $1,500,000, representing the principal amount of $1,660,000 less an original issuance discount of $150,000and the payment of $10,000 to cover Tonaquint’s fees. The shares of common stock underlying the Secured Convertible Promissory Note and Warrant were to beregistered by a registration statement pursuant to the terms and conditions of a registration rights agreement. The registration statement has been withdrawn withTonaquint’s consent. Tonaquint's ability to fund our company is evidenced by three Buyer Mortgage Notes, in the principal amount of $50,000, $150,000, and$400,000. The Buyer Mortgage Notes are secured by certain real property owned by Tonaquint located in Cook County, Illinois. Tonaquint’s obligation to fund ourcompany is further evidenced by a promissory note in the amount of $750,000.

Pursuant to the purchase agreement, we reserved 75,000,000 shares of common stock. We agreed not to enter into any equity line of credit or financing arrangementor other transaction that involves issuing securities that are convertible into common stock (including without limitation selling convertible debt, warrants orconvertible preferred stock), or otherwise issue common stock (a) with conversion, exercise or similar mechanics or reset provisions that vary according to the marketprice of the common stock without a floor at or higher than $0.01 or (b)at a fixed price which is lower than $0.01, without the prior written consent of Tonaquint. Weagreed not to declare or make any dividend or other distributions of our assets

There are no set dates or requirements for the Company to draw down on the Secured Convertible Promissory Note.

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

Additional Information

Bonanza files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Securities and Exchange Commission, Judiciary Plaza, 100 F Street, N.E., Room 1580,Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. Most of our activity is the development and mining of our mining claim.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and ProceduresWe maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded,processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information isaccumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed andoperated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating thecost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that thecontrols and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer carried out anevaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on theforegoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the three months endedSeptember 30, 2012 mainly due to lack of segregation of duties.

We anticipate that by the next filing deadline date of our June 30, 2013 10K (which is August 15, 2013) we will have resolved the segregation of duties issue bynaming a CFO or new company officer that will resolve any issues surrounding segregation of duties.

In the interim period, to mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with theuse of external legal and accounting professionals. As we grow, we expect to create a new finance and accounting position that will allow for proper segregation ofduties consistent with control objectives, and will increase our personnel resources and technical accounting expertise within the accounting function. As ourfinancing staff grows we will prepare and implement appropriate written policies and checklists which set forth procedures for accounting and financial reporting withrespect to the duties within the internal control framework. These current control deficiencies could result in a misstatement of account balances that would result in areasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we havedetermined that these control deficiencies as described above together constitute a material weakness.

(b) Limitations on Effectiveness of Controls and ProceduresOur management, including our chief executive officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error andall fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controlsystem are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be consideredrelative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues andinstances of fraud, if any, within our company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decisionmakingcan be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of somepersons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certainassumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential futureconditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Our managementbelieves that these material weaknesses are due to the small size of our accounting staff. The small size of our accounting staff may prevent adequate controls in thefuture, such as segregation of duties, due to the high cost of such remediation relative the benefit expected to be derived thereby.

We plan to resolve the segregation of duties issue by naming a CFO or new company officer that will resolve any issues surrounding segregation of duties and iscurrently seeking for candidates.

In the interim period, to mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with theuse of external legal and accounting professionals. As we grow, we expect to create a new finance and accounting position that will allow for proper segregation ofduties consistent with control objectives, and will increase our personnel resources and technical accounting expertise within the accounting function. As ourfinancing staff grows we will prepare and implement appropriate written policies and checklists which set forth procedures for accounting and financial reporting withrespect to the duties within the internal control framework. These current control deficiencies could result in a misstatement of account balances that would result in areasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we havedetermined that these control deficiencies as described above together constitute a material weakness.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives ofthe system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of theseand other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential futureconditions, regardless of how remote.

(c) Changes in Internal Control Over Financial ReportingDuring the three months ended September 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonablylikely to materially affect, our internal control over financial reporting.

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

On October 30, 2012 we learned that former President and CEO, Scott Geisler, filed suit against the Company on September 20, 2012, in the Circuit Court of the SixthJudicial District in the State of Florida. The Company has not yet been served with the summons and complaint or filed an answer. Mr. Geisler asserts that theCompany is in default with respect to payments under a Settlement and Mutual Release Agreement entered into upon his resignation as an officer and director of theCompany and effective June 8, 2012. Mr. Geisler claims monetary damages "in excess of $15,000," attorneys' fees, court costs and seeks the issuance of 7,500,000shares of common stock that is provided for under the Settlement and Mutual Release Agreement. We have engaged legal counsel to represent the Company in thisdispute and counsel has identified defenses to the claims and setoffs. We are optimistic that a settlement of the dispute will be reached in the near future withouthaving a materially adverse effect on our financial condition or results of operations.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously discussed in Item 1A of the Company’s Form 10-K for the year ended June 30, 2012.

We are subject to additional disclosure relating to the Iran Threat Reduction and Syria Human Rights Act of 2012

As a result of the enactment of the Iran Threat Reduction and Syria Human Rights Act of 2012, our company is subject to additional disclosure requirements in itsannual and quarterly Exchange Act reports filed after February 6, 2013. If our company or its affiliates engaged in specified types of behavior during the periodcovered by the report, we will be required to disclose those activities. Please contact Chief Financial Officer of our company immediately if you know or have anyreason to believe that any of the activities or types of conduct listed below have been or may have been engaged in at any time during the period from October 1,2012 up to the date of this report. Please note that this inquiry relates to the activities or conduct of the Company, any affiliate of the Company, as well as to theconduct of any person who has acted or is acting on behalf of or for the benefit of any of them. For purposes of this question an “affiliate” is defined as a personthat directly, or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with a person. Specified activities requiringdisclosure: (a) activities or transactions relating to Iran’s ability to develop petroleum resources, maintain or expand Iran’s domestic production of refined petroleumproducts, or import refined petroleum products; (b) activities or transactions contributing to Iran’s ability to acquire or develop weapons of mass destruction orparticipating in a joint venture with the Government of Iran and certain other persons to mine, produce or transport uranium. (c) activities or transactions by foreignfinancial institutions (i) facilitating the ability of Iran and related persons to acquire or develop weapons of mass destruction or support terrorism, (ii) facilitatingactivities of persons subject to financial sanctions under certain United Nations Security Council Resolutions, or (iii) participate in money laundering or facilitateefforts by Iranian financial institutions to carry out activities described in (i) or (ii). (d) activities or transactions by foreign financial institutions or persons owned orcontrolled by a domestic financial institution, facilitating or providing financial services for certain persons, including Iran’s Revolutionary Guard Corps, whoseproperty is blocked under the International Emergency Economic Powers Act; (e) activities or transactions supporting Iran’s acquisition or use of goods ortechnologies that are likely to be used to commit human rights abuses against the Iranian people or to restrict, disrupt or monitor the free flow of information; and/or(f) activities or transactions with persons who commit or support terrorism or who are or who support weapons of mass destruction proliferators, or the Governmentof Iran, any entity owned or controlled directly or indirectly by the Government of Iran, or any person acting or purporting to act on behalf of either of the foregoing,without the specific authorization of a U.S. Government agency.

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with theother information contained in this Annual Report on Form 10-K, or the Company’s other filings with the Securities and Exchange Commission (the "SEC"). Ifany of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could resultin a decline in the market price of our common stock, causing you to lose all or part of your investment.

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the otherinformation contained in this Annual Report on Form 10-K, or the Company’s other filings with the Securities and Exchange Commission (the "SEC"). If any of theevents anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline inthe market price of our common stock, causing you to lose all or part of your investment.

Management lacks technical training and experience with exploring for, starting, and/or operating a mine; and that with no direct training or experience inthese areas, management may not be fully aware of many of the specific requirements related to working within this industry. We do however, employ ageochemist who is very familiar with exploration and a subcontractor who has experience operating placer plants. This sub-contractor is an Engineer bytraining and he and his team operate the equipment on the site, which includes bulldozers, front end loaders, a Finley that screens material, and themaintenance of the plant. The sub-contractor has built two placer plants prior to being hired by Bonanza. Additionally, he has 25 years of construction andheavy equipment experience. Our staff retained an expert consultant for the first half of 2012 named Madan Singh to advise the company on how to effectivelybegin a placer operation.

The company believes that through a fraudulent scheme by former management, 86,000,000 shares of our common stock were improperly issued. The company will bring an action in the appropriate court against the original recipients of the shares and the former CEO and to request an order to cancel the shares. The damage sustained by the ultimate owners of the shares fraudulently issued should be recovered from the former CEO and those who were working in concert with him. However, if the company is not successful the stock value could be improperly diminished because of the dilution created by this fraudulent scheme

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the three months ended September 30, 2012, the Company issued 8,730,945 common shares for $140,000 in cash and received $37,500 for subscription of 2,062,500 shares of common stock which has not been issued. The $37,500 proceeds from the subscriptionwas recorded as stock payable at September 30, 2012. The Company issued 13,000,000 common stock for services of executives in the amount of $260,000 which is valued at the trading price of the stock on the date granted and has been recorded as stock payable.

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

Registrant	Bonanza Goldfields Corp.

Date: June 12, 2013	By:	/s/ Michael Stojsavljevich
Michael Stojsavljevich
Chairman, Chief Executive Officer (Principal Executive Officer)

Registrant	Bonanza Goldfields Corp.

Date: June 12, 2013	By:	/s/ Michael Stojsavljevich
Michael Stojsavljevich
Interim Chief Financial Officer (Principal Accounting Officer,)