Form 10-Q/A
period 2012-12-31
Bonanza Goldfield Corp.
filed 2013-06-12
CIK 1439264

U.S. Securities and Exchange Commission
Washington, D.C. 20549
____________________

FORM 10-Q A
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

BONANZA GOLDFIELDS CORP.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

CERTIFICATIONS

Exhibit 31 – Management certification
Exhibit 32 – Sarbanes-Oxley Act

PART I – FINANCIAL INFORMATION

EXPLANATORY NOTE

This Amendment of Form 10-Q amends the Quarterly Report on Form 10-Q for the six months ended December 31, 2012 (the “Original Report”) and is being filed by Bonanza Goldfield Corporation (the “Company”) in response to comments by the Securities and Exchange Commission to amend disclosure in Item 1. Business, Note 6, Equity insertion of the Fraudulent Issuance of Stock by Past Management, Item 7 Management Discussion and Analysis of Financial Condition and Results of or Plan of Operation and under caption Overview, caption Liquidity and Capital Resources, Item 4 Controls and Procedures, Item 1A. Risk Factors, and Item 6, Exhibits and Reports. The Company amended these sections to provide more detailed disclosure to these items and extended disclosures to provide the shareholder more detailed information for the shareholders related to the management, prior management and operational matters.

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

BONANZA GOLDFIELDS CORP
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the three and six month periods ended December 31, 2012
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

Bonanza Goldfields Corp. (the “Company”) was incorporated under the laws of the State of Nevada on March 6, 2008 (Inception). The Company’s fiscal year ends on June 30. The Company engages in exploring and acquiring mineral properties or claims located in the State of Arizona as well as in other geographic areas within the United States of America. The Company has successfully set up a small operating plant during the second quarter of fiscal year 2013 (specifically the October – December of 2012 time period). The plant was purchased from Goldfield International Inc. and has a maximum processing capacity of 40 tons per hour.

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

NOTE 4 – MINING CLAIMS

The following is a detail of mining claims at December 31, 2012 and June 30, 2012:

	December 31, 2012	June 30, 2012
Midas Placer Mining Claim (fully impaired)	$565,700	$565,700
Hull Lode Mining Claim (leased from Freedom Boat)	250,000	250,000
Osiris Gold Joint Venture (fully impaired)	50,000	50,000
Total mining and equipment activity	865,700	865,700
Accumulated impairment of mining claims	(615,700)	(615,700)
Total Mining Claims	$250,000	$250,000

The Company has impaired all claims except for the Tarantula (Hull Lode) mining claim.

NOTE 5 – NOTES PAYABLE

The Company had the following notes payable outstanding as of December 31, 2012 and June 30, 2012:

	December 31, 2012	June 30, 2012
Gold Exploration LLC (a)
Dated – June 1, 2008	$52,699	$52,699

Venture Capital International (b)
Dated – March 30, 2009	12,000	12,000

Venture Capital International (c)
Dated – May 7, 2009	17,000	17,000

Advantage Systems Enterprises Limited (d)
Dated – July 3, 2009	17,000	17,000

Advantage Systems Enterprises Limited (e)
Dated – August 7, 2009	10,000	10,000

Venture Capital International (f)
Dated – October 15, 2009	10,000	10,000

Venture Capital International (g)
Dated – October 27,2009	7,000	7,000

Advantage Systems Enterprises Limited (h)
Dated – November 9, 2009	25,000	25,000

Venture Capital International (i)
Dated – November 23, 2009	5,000	5,000

Strategic Relations Consulting, Inc. (j)
Dated – March 31, 2010	15,000	15,000

Summit Technology Corporation, Inc. (k)
Dated – November 22, 2010	2,000	7,000

Gold Exploration LLC (l)
Dated – July 29, 2010	97,000	97,000

Freedom Boat, LLC (m)
Dated February 7, 2011	250,000	250,000

Dr. Linh B. Nguyen (n)
Dated May 23, 2011	25,000	25,000

Mr. Charles Chapman (o)
Dated December 27, 2011	50,000	50,000

Mr. Leroy Steury
Dated – March 12, 2012 (p)	-	76,875

Tonaquint, Inc.
Dated – October 1, 2012 (q)	221,333	-
Total notes and convertible note payable	816,032	671,574
Debt Discount – Tonaquint, Inc.	(161,777)	-
Less: current portion of long-term debt	(654,255)	(671,574)
Long-term debt	$-	$-

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

NOTE 6 – EQUITY

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

● Prior to commencing the survey, extensive samplings were analyzed locally at multiple depths demonstrating the potential for high grade gold findings throughout the property. Modern access for heavy equipment is already in place through our privately constructed roads, and rail is localized. Unique features appear ubiquitous throughout the immediate area, including greenstone dike extensions, placer gravel deposits, and vestiges of numerous prehistoric waterfalls. Additionally, lode gold possibilities exist due to the extensions of schist and mineralized quartz veins in the immediate area of the Congress Mine. Our management believes the alluvial deposits originate from two ancient rivers that flowed in opposing directions during separate geological periods.

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

Rare Earth Metal Tests:
We expanded our geological footprint with the acquisition of the Piedmont Mine, gold and silver mine in operation until 1940. The Piedmont Mine has been deemed by our geological team a strategic addition to leased claims. The acquisition expands the geological footprint to 38 lode mining claims covering over 600 acres of contiguous property.

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

RESULTS OF OPERATIONS

We are a junior mining and exploration stage company acquiring mineral properties or claims located in the State of Arizona, USA. During the second quarter of fiscal year 2013 or the time period of October – December 2012, we improved the road system on our leased properties and acquired a Yukon 25 plant and finishing table from Goldfields International. We successfully installed the plant, created a water reservoir that holds a maximum capacity of 1 million gallons and is currently at the 700,000 – 800,000 gallon level. Additionally we continued to calibrate the plant, and implement several plant enhancements such as a proprietary sluice system and a system of water regeneration from the plant to the retention pond to enhance recovery of water. The plant is fully operational and during this set-up and testing quarter we ran approximately 700 tons of placer material through the plant, all of which came from one site on the leased patended properties. Gold recovery during this quarter could not occur as the gold particles that were found in the black sands produced by the plant were too fine for our manual recovery process. Management is now seeking an efficient way to recover any gold contained in those black sands.. Potential recovery remedies include signing contracts with outside vendors to process our black sands or to develop and on-site recovery system that may be chemical based. Management is actively exploring both routes to determine the best avenue going forward and is in discussion with outside vendors.

Going forward into 2013 management’s plan is to ensure the plant’s operation effectiveness through proper maintenance (especially during inclement weather such as was seen in the Congress area this winter), continue to run placer material from several different spots on the leased patented land to get a broader view of which areas are best to focus our mining efforts. We then plan to do an internal assessment of the geological and monetary value of the land mass based on all the data and information we collect by processing material from several different areas.

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

Liquidity and Capital Resources

Our cash used in operating activities for the six months ended December 31, 2012 was $355,456 compared to $271,195 for the six months ended December 31, 2011. The increase in cash used in operations was primarily attributable to our mining activities and payments made to the professionals for the filing of a registration statement during the six months ended December 31, 2012.

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

We are in need of approximately $65,000 per month in order to meet our operating expenses. If we have insufficient revenue, we intend to borrow the funds from Tonaquint pursuant to the agreements in place. Currently, Tonaquint is our only source of capital.

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

Pursuant to the purchase agreement, we reserved 75,000,000 shares of common stock. We agreed not to enter into any equity line of credit or financing arrangement or other transaction that involves issuing securities that are convertible into common stock (including without limitation selling convertible debt, warrants or convertible preferred stock), or otherwise issue common stock (a) with conversion, exercise or similar mechanics or reset provisions that vary according to the market price of the common stock without a floor at or higher than $0.01 or (b)at a fixed price which is lower than $0.01, without the prior written consent of Tonaquint. We agreed not to declare or make any dividend or other distributions of our assets. As of December 31, 2012, we have received $200,000 pursuant to the Secured Convertible Promissory Note.

There are no set dates or requirements for the Company to draw down on the Secured Convertible Promissory Note.

Off – balance sheet arrangements

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

(b) Limitations on Effectiveness of Controls and Procedures Our management, including our chief executive officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decisionmaking can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Our management believes that these material weaknesses are due to the small size of our accounting staff. The small size of our accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the high cost of such remediation relative the benefit expected to be derived thereby.

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

Registrant Date: June 12, 2013	Bonanza Goldfields Corp.
	By:	/s/ Michael Stojsavljevich
Michael Stojsavljevich
Chairman, Chief Executive Officer (Principal Executive Officer)

Registrant Date: June 12, 2013	Bonanza Goldfields Corp.
	By:	/s/ Michael Stojsavljevich
Michael Stojsavljevich
Chief Financial Officer (Principal Accounting Officer,)