Form 10-K/A
period 2012-06-30
Bonanza Goldfield Corp.
filed 2013-07-19
CIK 1439264

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

Documents Incorporated By Reference - None

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K amends the Annual Report on Form 10-K for the year ended June 30, 2012 (the “Original Report”) which was amended in June 2013 and is being filed by Bonanza Goldfields Corporation (the “Company”) in response to comments by the Securities and Exchange Commission to amend disclosure in Item 1. Business, Item 1A Risk Factors,  Item 7 Management Discussion and Analysis of Financial Condition and Results of or Plan of Operation, Note 1 Description of Business and Going Concern, Item 12. Security Ownership of Certain Beneficial Owners and Management, Item 13. Certain Relationship and Related Transactions, and Director Independence, and Item 15, Exhibits and Reports, specifically 10.17 Arizona Map of Bonanza Properties, 10.18 Bonanza Map of BLM and Patented Claims in Arizona, 16.1 Auditor Letter from Tavaran, Askelson and Company. The Company amended these sections to provide more detailed disclosure to these items and extended disclosures to provide the shareholder more detailed information related to the management,prior management and operational matters.

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

Description of work completed on the property and its present condition.

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

The details as to modernization and physical condition of the plant and equipment, including subsurface improvements and equipment.

The Goldfield International Yukon 25 plant was purchased new in October 2012 along with the finishing table. The plant is therefore considered by us to be in very good condition. There have been no subsurface improvements since we have been pursuing placer material since setting up the plant.

Description of equipment, infrastructure, and other facilities.

The infrastructure has been newly established with competent personnel and functional equipment. Additionally, we have a tool shed needed for maintenance. We have two wells (one of which is solar powered) that have the capacity to pump a total 12 gallons per minute which is adequate for our present operations. Our power supply comes from 2 generators which are on the property.

Description of our sampling procedures.

Our geologist Arne Stenseth collects and maintains custody of the samples. The rock chip samples are collected as representative samples of the outcrop or vein. The rock chips are bagged and labeled. The labeled bags are sent to either Copper State Analytical Lab in Prescott, AZ or to Skyline Assayers & Laboratories in Tucson, AZ. The labs perform multi-element analyses by ICP, and gold and silver are determined by fire assay. Concentrates collected from the finishing table are also collected by Mr. Stenseth, who maintains custody of the samples. The concentrates are bagged and labeled and sent to the same laboratories as above for the same analyses.

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

ITEM 1A.  RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Report on Form 10-Q, or the Company’s other filings with the Securities and Exchange Commission (the "SEC"). If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment.

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

The company is in the process of seeking a legal remedy to this issue however, if the company is not successful in its efforts to cancel the shares, the stock value could be improperly diminished because of the dilution created by this fraudulent scheme to the detriment of the shareholders. The company will bring an action in the appropriate court against the original recipients of the shares and the former CEO and to request an order to cancel the shares. Securities issued in violation of section 5 are subject to rescission under section 12(a) (l) of the Act. Sections 12(a) (1) of the Securities Act and Section 5 allow purchasers to sue sellers for offering or selling a non-exempt security without registering it.  As long as the purchaser can prove a direct link between the purchaser and the seller and the purchaser may obtain rescission with interest or damages if the investor sold his securities for less than he purchased them. The Company did not receive any consideration for the improper sale of the shares and is attempting to contact the recipients of the subject shares and will pursue all legal remedies available to correct this issue including but not limited to bringing an action in federal court to cancel the shares and for damages sustained by the Company. However, if the company is not successful the stock value could be improperly diminished because of the dilution created by this fraudulent scheme.

The former CEO in concert with associates and acting outside his authority defrauded the Company.  The legitimate purchasers of the shares will have an action against the seller who knew the shares were not registered or exempt from registration.

The Company was not a party to this fraudulent scheme and it therefore feels rescission is not available to it.  The damage sustained by the Company could be at least $985,100, which is the amount that the Company would have realized if the shares had been sold pursuant to a registration or as restricted shares to legitimate buyers the at the time of this incident.  If the non-participating owners are unable to recover their losses from the former CEO and those working in concert with him, they will lose their initial investment and any possible appreciation of their investment.

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

For the BLM Land, maintenance fees are due every August and are approximately $4,200 and taxes to Yavapai county for all of our land were approximately $1,000 for 2012. Additionally, we pay $2,500 interest per  month for a note issued to purchase the Hull land and $190,000 and $120,000 for calendar year 2013 and 2014, respectively, for  the lease fees for Judgetown LLC claims.

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

This all occurred between  December 2010  to  June 2011.

Bonanza as part of their annual audit which began in August 2011 (working with their independent auditors, GBH CPAs) began requesting confirmations for these debt conversions.  The due date for completion of the audit and filing of Form 10-K was October 15, 2011, which was an extended due date. Bonanza became aware that there was a problem on October 12, 2011 due to an email from a Bonanza debt holder named Venture Capital Inc. in which they stated to the Company’s consulting accountant and GBH’s auditor on the account that they never assigned debt or received any money from a debt conversion.
Janney resigned October 24, 2011 and Scott Geisler became CEO October 26, 2011.

Bonanza hired outside attorney to try to stop the stock issuance who sent a demand letter to Transfer Online in November 2011. At that time the Company was advised that all the stock had already been issued and Rule 144 legends removed based on a legal opinion from John Thomas and could not be reversed.

On or about October 12, 2011 prior to becoming CEO and Principal Accounting Officer, Geisler was informed of the fraud.

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

Our general and administrative expenses for the year ended June 30, 2012 were $768,056 as compared to $1,411,239 for the year ended June 30, 2011. The decrease is primarily attributable to the reduction of stock issued for services and stock issued for conversion of debt. In the year ended June 30, 2011, we learned that the documents provided and other documents concealed by our prior CEO/CFO were forgeries which represented 86,000,000 common shares issued. The Company believed at the time it discovered the stock issuance that the shares were properly issued to satisfy debt.  Upon determining that the debt to Venture Capital International was not paid the Company was compelled to record the shares as stock based compensation to the recipient in accordance with ASC 505-50 Equity-Based Payments to Non-Employees.

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

During 2011, the Company issued 86,000,000 common shares to assignees of a $23,200 note originally issued to Venture Capital International. An opinion of counsel pursuant to Rule 144 was prepared and executed by attorney, John Thomas, Esq. for each of the issuances and sent to the Company with instructions to issue the shares without restrictions. The former CEO and only director at the time forwarded the opinion, instructions and the corporate resolution to the transfer agent directing that the share certificates be issued as new shares without a restriction to the designated shareholders. The transfer agent complied based upon the legal opinion and directions from the CEO. The above mentioned 86,000,000 shares are outstanding other than 12,000,000 shares that present management has been able to place in escrow with the transfer agent pending further review. The only note holder, Venture Capital International, never agreed to an assignment, did not receive payment from this above described transaction and the note is still outstanding. Present management believes the assignment was forged. The recipients of the 86,000,000 shares did not pay the Company or the note holder for the shares and the Company believes, based on information from one of the parties who purchased the stock that the former CEO may have kept the funds received from the sale of the shares.

The Company does not believe that these shares are legally issued, fully paid or non-assessable in that the Rule 144 opinion of counsel is an attempt to issue new shares directly from the issuer without a restriction. It is our understanding that Rule 144 provides a safe harbor from the definition of an underwriter such that the Section 4(1) exemption from registration would be available however, Section 4(1) exemption does not apply to an issuer. It is the Company’s understanding that an exemption from registration was not available for the issuance of 86,000,000 shares. The holders of these shares must receive an opinion of counsel acceptable to the Company before they can be sold. The Company is attempting to contact the present holders at this time. All shares were issued in violation of the registration provisions of Section 5 of the Securities Act of 1933. Section 12 (a) (1) of the Securities Act and Section 5 allow purchasers to sue sellers for offering or selling a non-exempt security without registering it.  As long as the purchaser can prove a direct link between the purchaser and the seller and the purchaser may obtain rescission with interest or damages if the investor sold his securities for less than he purchased them. The Company did not receive any consideration for the improper sale of the shares and is attempting to contact the recipients of the subject shares and will pursue all legal remedies available to correct this issue including but not limited to bringing an action in federal court to cancel the shares and for damages sustained by the Company. The former CEO in concert with his associates and acting outside his authority defrauded the Company.  The legitimate purchasers of the shares will have an action against the seller who knew the shares were not registered or exempt from registration.

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
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011
AND FOR THE PERIOD FROM MARCH 6, 2008 (INCEPTION) THROUGH JUNE 30, 2012

			For the Period
			from March 6, 2008
			(inception) through
	2012	2011	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,091,355)	$(2,409,959)	$(6,606,854)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	483	-	483
Impairment of mining claims	-	615,700	714,700
Impairment of other assets	-	32,122	32,122
Stock-based compensation	213,887	1,116,939	1,477,254
Amortization of debt discount	119,930	68,957	2,287,366
Common stock issued for interest expense	7,300	-	504,060
Loss on settlement of litigation	59,000	-	59,000
Loss on settlement of accounts payable	5,500	27,514	33,014
Loss on conversion of notes payable	-	121,770	121,770
Extinguishment of debt	-	-	19,327
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(12,500)	-	(12,500)
Accounts payable and accrued expenses	(36,891)	97,386	85,129
Accrued expenses - related party	(38,989)	76,316	18,000
Disputed payable	221,250	-	221,250
Deferred liabilities	10,000	50,000	60,000
Net cash used in operating activities	(542,385)	(203,255)	(985,879)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in mining equipment	(33,173)	(50,000)	(149,000)
Purchase of intangible asset	-	-	(36,173)
Net cash used in investing activities	(33,173)	(50,000)	(185,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(58,000)	-	(58,000)
Proceeds from notes payable	50,000	101,300	355,800
Proceeds from convertible note payable	76,875	-	129,875
Proceeds from the sale of common stock	569,000	175,000	829,000
Net cash provided by financing activities	637,875	276,300	1,256,675

INCREASE (DECREASE) IN CASH	62,317	23,045	85,623
CASH, BEGINNING OF PERIOD	23,306	261	-
CASH, END OF PERIOD	$85,623	$23,306	$85,623

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$47,100	$2,500	$555,974
Income taxes paid	$-	$-	$-

NONCASH INVESTING AND FINANCING TRANSACTIONS:
Extinguishment of debt	$19,327	$-	$19,327
Notes issued to acquire mining claims	$-	$357,000	$357,000
Common stocks issued to prepay interest	$7,700	$-	$7,700
Common stocks issued for note modification	$-	$48,387	$48,387
Common stocks issued to acquire mining claim	$-	$458,700	$458,700
Common stock issued for fixed assets	$7,500	$36,372	$43,872
Common stock issued for conversion of debt	$-	$126,267	$138,332
Common stock to be issued for settlement of litigation	$29,500	$-	$29,500
Common stock to be issued for note extension	$15,500	$-	$15,500

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND GOING CONCERN

Bonanza Goldfields Corp. (the “Company”) was incorporated under the laws of the State of Nevada on March 6, 2008.  The Company’s fiscal year ends on June 30.   The company has acquired 3 sets of mineral properties in the state of Arizona. The first is federal mining claims on BLM land totaling 458 acres. The second is 130.76 acres of patented land we lease for an initial term of two years with an option to buy from Judgetown LLC. The Judgetown lease was executed in September 2012  with an effective date of October 15, 2012. The third property is referred to as the Hull land and is approximately 20 acres of patented land which we have purchased with borrowed funds. The note holder on this parcel is a company named Freedom Boat.

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

Fraudulent Stock Issuance

During 2011, the Company issued 86,000,000 common shares to assignees of a $23,200 note originally issued to Venture Capital International. An opinion of counsel pursuant to Rule 144 was prepared and executed by attorney, John Thomas, Esq. for each of the issuances and sent to the Company with instructions to issue the shares without restrictions. The former CEO and only director at the time forwarded the opinion, instructions and the corporate resolution to the transfer agent directing that the share certificates be issued as new shares without a restriction to the designated shareholders. The transfer agent complied based upon the legal opinion and directions from the CEO. The above mentioned 86,000,000 shares are outstanding other than 12,000,000 shares that present management has been able to place in escrow with the transfer agent pending further review. The only note holder, Venture Capital International, never agreed to an assignment, did not receive payment from this above described transaction and the note is still outstanding. Present management believes the assignment was forged. The recipients of the 86,000,000 shares did not pay the Company or the note holder for the shares and the Company believes, based on information from one of the parties who purchased the stock that the former CEO may have kept the funds received from the sale of the shares.

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

On October 25, 2011 and November 4, 2011, the Company granted its interim CFO, Mr. Peng Foo and an investor relations consultant, Mr. Jack Chow, 1,000,000 and 3,000,000 shares, respectively. Those shares, valued at $42,700, have not been issued and are recorded as common stock payable as of June 30, 2012.

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
(2) Mr. Cao received options valued at $198,519 when joining the company in March of 2012. Mr. Cao's contract with the company was revised by the present Board of Directors in July of 2013 replacing the options with a stock grant. The stock for Mr. Cao, Mr. Stojsavljevich and Mr. Vu has not yet been issued. Mr. Cao has requested that the options remain in effect until the shares of stock are issued

As it relates to Executive Compensation and stock granted to Mr. Stojsavljevich, Mr. Cao, and Mr. Vu, the stock awards have not been granted nor issued. The footnote regarding the Geisler information will be the amended language as set below and in the table as attached. (2) The amount held by Scott Geisler includes 7,500,000 that is held in escrow by the transfer agent.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDPENDENCE.

As of June 30, 2012 and 2011, the Company has payables to related parties of $76,336 broken down as follows:

-	$14,578 to Auric Resources Int. for geological services. The owner was Mr. Berridge a Board Member at that time.
-	$46,238 was accrued salary to former CEO David Janney. Mr. Janney as CEO and sole Director and sole officer decided to accrue this amount for his service from July 1, 2011 to October 24, 2011.
-	When Michael Stojsavljevich became CEO he was advised Mr. Janney may have withdrawn approximately $90,000 during that time period of July 1, 2011 to October 24, 2011. The opinion of the new CEO, accountant and auditor was that Mr. Janney withdrew amounts in excess of his salary that offset the outstanding payable to him.

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

PART IV

ITEM 15.  EXHIBITS AND REPORTS.

Exhibits

3.1	Articles of Incorporation(1)
3.2	Bylaws (4)
10.1	Agreement with Gold Explorations, LLC and Bonanza Goldfields, Corp., dated July 1, 2009.(2)
10.2	Peter Cao Chief Operating Officer employment agreement (3)
10.3	Scott Geisler Chief Executive Officer employment agreement (3)
10.13	Judgetown Lease Agreement dated September 14, 2012 (4)
10.14	David Janney Mutual Release Dated February 19, 2013 (4)
10.15	Scott Geisler Settlement and Mutual Release Date June 14, 2012 (4)
10.16	Choice Capital Agreement dated September 13, 2012 (4)
10.17	David Janney Settlement and Mutual Release Agreement
10.18	Arizona Map of Bonanza Properties
10.19	Bonanza Map of BLM and Patented Claims in Arizona
16.1	Auditor Letter from Tavaran, Askelson and Company
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
___________
(1)	Incorporated by reference to the Company’s filing on Form S1/A, as filed with the Securities and Exchange Commission on September 11, 2008.

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

Registrant	Bonanza Goldfields Corporation

Date: July19, 2013	By:	/s/ Michael Stojsavljevich
Michael Stojsavljevich
Chief Executive Officer

Date: July19, 2013	By:	/s/ Michael Stojsavljevich
Michael Stojsavljevich
Chief Financial Officer
(Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: July19, 2013	By:	/s/ Michael Stojsavljevich
Michael Stojsavljevich
Director

Date: July19, 2013	By:	/s/ Peter Cao
Peter Cao
Director

Date: July19, 2013	By:	/s/ Baoky Vu
Baoky Vu
Director