Form 10-Q/A
period 2012-09-30
Bonanza Goldfield Corp.
filed 2013-07-19
CIK 1439264

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QA NO. 2

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

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

PART I – FINANCIAL INFORMATION

EXPANATORY NOTE

This Amendment of Form 10-Q amends the Quarterly Report on Form 10-Q for the three months ended September 30, 2012 (the “Original Report”) which was also amended in June of 2013 and is being filed by Bonanza Goldfield Corporation (the “Company”) in response to comments by the Securities and Exchange Commission to amend disclosure in Note 5 Equity, Note 7 Related Party Transactions, Item 2 Management Discussion and Analysis of Financial Condition and Results of or Plan of Operation,  and Item 1A. Risk Factors. The Company amended these sections to provide more detailed disclosure to these items and extended disclosures to provide the shareholder more detailed information related to the management, prior management and operational matters.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

As of September 30, 2012 and 2011, the Company has payables to related parties of $76,336 broken down as follows:

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

Substantial Doubt Exists About Our Ability to Continue As a Going Concern

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

We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend activities .

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

Our common stock is traded on the Pinksheets.  The Pinksheets is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the Pinksheets as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, may have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves .

As a public company we are subject to complex legal and accounting requirements that will require us to incur significant expenses and will expose us to risk of non-compliance .

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

Registrant	Bonanza Goldfields Corp.

Date: July 19, 2013	By:	/s/ Michael Stojsavljevich
Michael Stojsavljevich
Chairman, Chief Executive Officer (Principal Executive Officer)

Registrant	Bonanza Goldfields Corp.

Date: July 19, 2013	By:	/s/ Michael Stojsavljevich
Michael Stojsavljevich
Interim Chief Financial Officer (Principal Accounting Officer,)