Form 10-Q/A
period 2012-12-31
Bonanza Goldfield Corp.
filed 2013-07-19
CIK 1439264

U.S. Securities and Exchange Commission
Washington, D.C. 20549
____________________

FORM 10-Q A2
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

BONANZA GOLDFIELDS CORP.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

CERTIFICATIONS

Exhibit 31 – Management certification
Exhibit 32 – Sarbanes-Oxley Act

PART I – FINANCIAL INFORMATION

EXPLANATORY NOTE

This Amendment of Form 10-Q amends the Quarterly Report on Form 10-Q for the six months ended December 31, 2012 (the “Original Report”) which was amended in June of 2013and is being filed by Bonanza Goldfield Corporation (the “Company”) in response to comments by the Securities and Exchange Commission to amend disclosure in Note 6 Equity, Item 2 Management Discussion and Analysis of Financial Condition and Results of or Plan of Operation, Item 1A. Risk Factors. The Company amended these sections to provide more detailed disclosure to these items and extended disclosures to provide the shareholder more detailed information for the shareholders related to the management, prior management and operational matters.

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

Registrant Date: July 19, 2013	Bonanza Goldfields Corp.
	By:	/s/ Michael Stojsavljevich
Michael Stojsavljevich
Chairman, Chief Executive Officer (Principal Executive Officer)

Registrant Date: July 19, 2013	Bonanza Goldfields Corp.
	By:	/s/ Michael Stojsavljevich
Michael Stojsavljevich
Chief Financial Officer (Principal Accounting Officer,)