Form 10-Q/A
period 2013-03-31
Bonanza Goldfield Corp.
filed 2013-07-19
CIK 1439264

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q /A
Amendment No. 1

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

BONANZA GOLDFIELDS CORP.
INDEX TO FORM 10-Q FILING

CERTIFICATIONS

Exhibit 31 – Management certification
Exhibit 32 – Sarbanes-Oxley Act

EXPLANATORY NOTE

This Amendment of Form 10-Q amends the Quarterly Report on Form 10-Q for the three months ended March 31, 2013 (the “Original Report”) and is being filed by Bonanza Goldfield Corporation (the “Company”) in response to comments by the Securities and Exchange Commission to amend disclosure in Note 6 Equity, Item 2 Management Discussion and Analysis of Financial Condition and Results of or Plan of Operation,  Item 1A. Risk Factors, and Item 6 Exhibits and Reports. The Company amended these sections to provide more detailed disclosure to these items and extended disclosures to provide the shareholder more detailed information for the shareholders related to the management, prior management and operational matters .

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

The Company was not a party to this fraudulent scheme and it therefore feels rescission is not available to it.  The damage sustained by the ultimate non-participating owners of the shares fraudulently issued could be at least $985,100, which is the balance of the notes to Venture Capital International that were to have been converted and should be recovered from the former CEO and those who were working in concert with him.  If the non-participating owners are unable to recover their losses from the former CEO and those working in concert with him, they will lose their initial investment and any possible appreciation of their investment.

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