Form 10-K
period 2013-06-30
Bonanza Goldfield Corp.
filed 2013-10-15
CIK 1439264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from N/A to N/A
Commission File Number:  000-53612
Bonanza Goldfields Corporation
(Name of small business issuer as specified in its charter)

Nevada	26-2723015
State of Incorporation	IRS Employer Identification No.

                                                                                                                                                                                                     736 East Braeburn Drive, Phoenix, Arizona 85022
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

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was $659,172.

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: As of October -14, 2013, there were 411,982,943 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

Documents Incorporated By Reference -None

Bonanza Goldfields Corporation
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED JUNE 30, 2013
TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS	4
ITEM 1A.	RISK FACTORS	9
ITEM 1B.	UNRESOLVED STAFF COMMENTS	17
ITEM 2.	PROPERTIES	17
ITEM 3.	LEGAL PROCEEDINGS	19
ITEM 4.	MINE SAFETY DISCLOSURES	24
PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	25
ITEM 6.	SELECTED FINANCIAL DATA	28
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	F-1
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	36
ITEM 9A.	CONTROLS AND PROCEDURES	36
ITEM 9B.	OTHER INFORMATION	38
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE	49
ITEM 11.	EXECUTIVE COMPENSATION	42
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	47
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	49
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	49
PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	50
	SIGNATURES	51

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

It is our objective in fiscal year 2014 to identify mineral prospect properties of merit, conduct preliminary exploration work, and if results are positive, to process mineral resources through a market where we believe capital is transitioning to the safety of gold.  Our management contends that this business model is timely in a world of financial and currency instability with escalating mineral demand.

However, as the landscape for gold changed in April of 2013, raising adequate capital became much more difficult to secure at a reasonable rate. To ensure the viability of the Company, management entered into an asset purchase agreement with Gunner Gold LLC, which closed in September 2013. The asset purchase agreement allows the Company to retain critical assets such as our mining claim to the land of Bureau of Land Management (“BLM”) and the patented Hull Lode claim. It also grants a royalty to the Company on revenues produced on the BLM land while giving the Company 3.3 million units of Gunner Gold, LLC.

Our areas of exploration are in geopolitically stable North American areas.

We have acquired 3 sets of mineral properties in the state of Arizona. The first is federal mining claims on BLM land totaling 435 acres. The second was 130.76 acres of patented land we leased for an initial term of two years with an option to buy from Judgetown LLC. This lease option to the Judgetown LLC patented property has been sold to Gunner Gold, LLC in September 2013. This relieved the Company of a large and growing debt to Judgetown LLC. The lease agreement with Judgetown was effective on October 15, 2012 and was sold in September 2013. The third property is referred to as the Hull land and is approximately 20 acres of patented land which we have purchased with funds borrowed from Freedom Boat and remains in Bonanza’s possession but is being leased to Gunner Gold LLC for 2 years commencing in September 2013. The Company also sold its Yukon 25 plant to Gunner Gold, LLC.

Bonanza Goldfields Corp also retired certain debt with proceeds from the asset purchase agreement. This investment into Gunner Gold, LLC and the reduction of debt will allow us to redefine a corporate strategy in light of the underperformance of the gold mining industry in 2013. Management believes that the current structure allows investors to benefit from a rebound in gold but in the event that the gold price remains at current levels the Company now has the flexibility to examine entering other businesses.

Historical Background:

The Judgetown lease, with an effective date of October 15, 2012, was executed on or before September 30, 2012 between our Company and Judgetown LLC, an Arizona Limited Liability Company located in Arizona. The leased premises consist of 130.76 acres in the county of Yavapai, Arizona in the Date Creek Mountain range. The lease is exclusive to the Company and our successors and assigns all of Judgetown LLC’s interest in and to all mining rights and minerals beneath the surface of, within, or that may be produced from the premises. The lease granted the following to us for a period of two years unless terminated pursuant to the lease; Mining and Access Rights, Cross Mining, Commingling, Deposit of Waste Materials, Treatment and Water Rights. The lease obligation, as amended, is $320,000 for the period commencing on January 15, 2013. An option to purchase the land was also granted for a price of $1,500,000 less lease payments. The lease with an option to purchase was amended on February 1, 2013 to reflect a new owner and to amend the payment schedule and amount.

As of October 2013,our leased lands consist of 38 lode claims covering about 455 acres of patented, private property claims and BLM claims in the Date Creek Mountains, Arizona consisting of both alluvial and mineralized quartz deposits, as well as the presence of certain rare earth elements. A  Preliminary Geological Survey as well as subsequent testing and assays of the leased claims were prepared by Auric Resources International, Inc. of Wickenburg, Arizona. Shareholders can access the report and test results at our website: www.bonanzagoldfields.com (such website and its contents are not to be incorporated by reference to this report).

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

We expanded our geological footprint with the acquisition of the Piedmont Mine, gold and silver mine in operation until 1940. The Piedmont Mine has been deemed by the Bonanza geological team a strategic addition to leased claims. The acquisition expands the geological footprint to 38 lode mining claims covering about 600 acres of contiguous property.

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

We have not completed a Canadian NI 43-101 report or an American equivalent and do not know what our proven reserves are, but we are in the process of doing an internal resource estimate based on the placer material run to date and the assays we have completed and are in the process of completing on our load material. This will include our rock chip analysis that can be used to estimate load material and is being conducted by our internal geologist and we are using an accredited external assayer in Prescott, Arizona named Copper State Labs.

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

On September 20, 2013, we entered into an Amended and Restated Asset Purchase Agreement with Gunner Gold, LLC. Pursuant to the terms of Amended and Restated Asset Purchase Agreement, Gunner Gold, LLC has agreed to purchase certain assets and assume certain liabilities from us for a purchase price of 3,300,000 units of Gunner Gold, LLC stock.  We also granted Gunner Gold, LLC the right to conduct mining operations on our BLM properties with the option to acquire the mineral rights for 700,000 additional units of Gunner Gold, LLC’s stock. The Company will receive 5% of the net proceeds, after the payment of all maintenance costs, earned by Gunner Gold from the mining operation on BLM properties. The Company received $307,500 at the closing, part of which was used to completely retire the Tonaquint Inc. debt and pay other obligations. Gunner Gold has agreed to pay $339,500 over a period of one year to retire other debts of the Company.

On October 4, 2013, we entered into a Term Sheet with Tonaquint wherein Tonaquint will loan the Company up to $100,000.  The funds will be used to pay the cost related to the Company’s SEC filings. The Company is still finalizing the term with Tonaquint and has not yet signed a final agreement.

Description of work completed on the property and its present condition

There has been significant work completed on the property. First, the roads have been improved to be completely usable for all types of equipment such as loaders, dump truck, back hoes, all types of cars, and even larger scale trucks.  Second, a water retention pond holding just under 1 million gallons of water and currently between 700,000 – 800,000 gallons was created.  Third, a gold processing plant has been installed which is specifically a Goldfield International Yukon 25 plant and finishing table.  Fourth, enhancement to the plant, such as a new sluice system and a staging area for placer material processing was finished. All of this was done on the Hull land which is patented property. Fifth, a slime pond was created along with a sophisticated water retention system connected between the plant and the large retention pond.  Sixth, fencing around the pond for safety purposes was set up.  Seventh, an additional water well to the well already on the land was drilled.  This all occurred between October 2012 and December 2012 using the proceeds from sale of our common stock and proceeds from our issuance of a convertible note..

The details as to modernization and physical condition of the plant and equipment, including subsurface improvements and equipment

The Goldfield International Yukon 25 plant was purchased new in October 2012 along with the finishing table. The plant is therefore considered by us to be in very good condition. There have been no subsurface improvements since we have been pursuing placer material since setting up the plant.

Description of equipment, infrastructure, and other facilities

The infrastructure has been newly established with competent personnel and functional equipment. Additionally, we have a tool shed needed for maintenance. We have two wells (one of which is solar powered) that have the capacity to pump a total of 12 gallons per minute which is adequate for our present operations. Our power supply comes from 2 generators which are on the property.

Description of our sampling procedures

Our geologist, Arne Stenseth, collects and maintains custody of the samples. The rock chip samples are collected as representative samples of the outcrop or vein.  The rock chips are bagged and labeled. The labeled bags are sent to either Copper State Analytical Lab in Prescott, AZ or to Skyline Assayers & Laboratories in Tucson, AZ. The labs perform multi-element analyses by ICP, and gold and silver are determined by fire assay. Concentrates collected from the finishing table are also collected by Mr. Stenseth, who maintains custody of the samples. The concentrates are bagged and labeled and sent to the same laboratories as above for the same analyses.

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

Employees

As of June 30, 2013, the Company had 2 employees.

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

The Company believes that through a fraudulent scheme by former management, 86,000,000 shares of our common stock were improperly issued. The Company is in the process of seeking a legal remedy to this issue however, if the Company is not successful, the stock value could be seriously impaired because of the serious reduction the value per share.

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

The probability of an individual prospect ever having economically recoverable reserves is extremely remote. As such, any funds spent on exploration will probably be lost. Management beleives our properties do contain reserves. If we are not able to find any reserve in our properties, the Company and its business operations could be adversely impacted and there would be a material adverse impact on our Company’s business, results of operations and financial condition.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities.

We were incorporated on March 6, 2008 and we have not started our proposed business activities or realized any significant revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $8,031,045 from inception to June 30, 2013. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Because We Are Quoted On The OTCQB Instead Of An Exchange Or National Quotation System, Our Investors May Have Difficulty Selling Their Stock Or Experience Negative Volatility On The Market Price Of Our Stock.

Our common stock is traded on the OTCQB.  The OTCQB is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTCQB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, may have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

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

The Company was not a party to this fraudulent scheme and it therefore feels rescission is not available to it, however it may still be available to the innocent purchasers of the shares of stock. The damage sustained by the Company could be at least $985,100, which is the amount that the Company would have realized if the shares had been sold pursuant to a registration statement or as restricted shares to legitimate buyers at the time of this incident.  If the non-participating owners are unable to recover their losses from the former CEO and those working in concert with him, they will lose their initial investment and any possible appreciation of their investment.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

We operate our corporate headquarters at 736 East Braeburn Drive, Phoenix, AZ 85022.

On September 20, 2013, the Company transferred its Judgetown lease, granted a 7-year mining right on the BLM properties and a 2-year mining right to Gunner Gold, LLC in an Amended and Restated Asset Purchase Agreement.

The Company had 3 sets of properties. The first are federal mining claims on BLM land totaling 435 acres. The Company pays the BLM maintenance fees annually. The second set of land is a two-year lease with an option to buy from Judgetown LLC. This lease is for 130.76 acres of patented land with lease payments of $200,000 for the calendar year 2013 and $120,000 for the calendar year 2014. In February 2013, Rick Thomas, who was a 50% owner of Judgetown LLC sold his rights to Michael Quigley of Utah. See our previous filing of form 10K/A for fiscal year ended June 30, 2012 dated June 19, 2013 for Judgetown LLC agreement and amendment to reflect the change of ownership and payment schedule and amount. The rights to the Judgetown LLC properties were sold to Gunner Gold LLC in Spetmeber 2013. The last parcel of land is referred to as the Hull Land and is approximately 20 acres of patented land which is owned by us.  We borrowed the money from Freedom Boat Company for the purchase of Hull Land. The original arrangement has expired however, we continue to make the monthly interest payments of $2,500 (or 10% of the value of the note) and we have verbally reached a tentative new agreement with Freedom Boat Company under the same conditions with the added opportunity for Freedom to convert the principal to stock in the Company. Pursuant to the Amended and Restated Asset Purchase Agreement with Gunner Gold LLC, Gunner Gold LLC is making the monthly interest payments to Freedom Boat LLC on behalf of the Company for 24 months in exhcnage for the mining right to the Company’s Hull land.

For the Judgetown LLC land, Bonanza owned all the mineral rights for the time period we were leasing the land. For the BLM land we only had mineral rights and no land rights. For the Hull Land we have mineral rights and ownership of the land recorded with the Yavapai county recorder. In June 2012, a geological report provided enough support in management’s opinion to pursue a small mining operation based on sample assays from all areas and to pursue a lease of the Judgetown LLC claims.

BLM properties are considered lode claim and the Judgetown LLC leased land and the Hull claim are both lode and placer claims.

As of October 2013, our property consists of 1 patented lode mining claims and 30 unpatented lode mining claims which cover approximately 20 acres of private land and 435 acres of BLM land in Sections 9, 10, 15, and 16, Township 10 North, Range 6 West, Gila and Salt River Base Meridian, Yavapai County, West-Central Arizona. Bonanza Goldfields Corporation owns the Hull patented lode mining claim. Until Septmeber 2013, the Company had optioned 7 other patented lode mining claims, the Lincoln, Granite Reef, Granite Reef Extension, Prescott, State, Dakota, and Planet Mier from Judgetown LLC of Wickenburg, Arizona. In addition to holding approximately 20 acres of patented mining claims, Bonanza holds 30 contiguous unpatented lode mining claims (DCM 1-24, DCM 6 Extension, DCM 12 Extension, and Hawk 1-4) which cover approximately 435 acres in Sections 10, 15, and 16, T10N, R6W, G&SRM. The unpatented lode mining claims have been recorded with the Yavapai County Recorder's Office in Prescott, Arizona and the United States Bureau of Land Management in Phoenix, Arizona.

The claims are more specifically described as follows:

Bonanza Goldfields Corporation (Formerly referred to as the Tarantula Project)

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

For the BLM Land, maintenance fees are due every August and are approximately $4,200 and taxes to Yavapai County for all of our land were approximately $1,000 for 2012. Additionally, we pay $2,500 interest per month for a note issued to purchase the Hull land. The Judgetown LLC patended claims were leased at $200,000 and $120,000 for calendar year 2013 and 2014, respectively.

The project area is located approximately 4 miles north of Congress, Arizona, along the eastern flank of the Date Creek Mountains, in west-central Arizona. The property is easily accessible from Wickenburg, Arizona via approximately 17 miles of paved roads and 2 miles of graded gravel roads.

Initial exploration such as geological mapping and sampling can be done on BLM land without permits. If more than 5 acres are to be disturbed, a Notice of Intent to Conduct Exploration must be submitted to the BLM. The Notice will include a reclamation bond. The approved Notice will allow bulk sampling of up to 1,000 tons of material.  If the sampling program warrants further exploration with a drilling program, the Arizona Department of Water Resources will require permits for exploration drilling.  To conduct exploration which disturbs more than 5 acres of surface, the BLM requires the filing of a Plan of Operation which must include a reclamation bond. The Plan of Operation must also be sent to other entities including the Arizona Department of Environmental Quality, the US Army Corps of Engineers, the Mine Safety and Health Administration, and the Arizona Department of Water Resources. Each of the entities will review the Plan of Operations and request any necessary changes.

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

In October 2011, on the eve of the completion of the audit and the current filing of our Annual Report on Form 10-K management learned that the prior CEO/CFO failed to have entity level controls, lacked segregation of duties, among many other internal control deficiencies.  The Company believes that the prior CEO/CFO concealed these matters from the professional advisors until those advisors requested of David Janney additional documentation in which Mr. Janney acknowledged the following to new management and independent legal counsel:

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

a)   David Janney was hired in of November 2010 as CEO. David Janney hired an attorney John Thomas from Utah to represent the Company.

b)   Janney and Thomas began to convert debt held by Venture Capital Inc. who is a note holder of the Company in January and February of 2011.

c)  Thomas wrote 7 opinion letters for Bonanza Goldfields Corporation converting this debt from Bonanza debt holder, Venture Capital Inc. and issuing shares to the following:

Tucker Financial Inc. (36 million shares),
Vanilla Sky (7 million shares),
Stock Loan Solutions LLC (12 million shares),
Euroline Cleaning (7 million shares),
Envest International (7 million shares),
Scott Geisler (17 million shares)

The total number of shares issued to this group was 86,000,000 common shares. This all occurred between December 2010 to June 2011.

The Company believes that the 86,000,000 shares of our common stock were improperly issued.  The Company did not receive any consideration for the improper sale of the shares and is attempting to contact the recipients of the subject shares and will pursue all legal remedies available to correct this issue including but not limited to bringing an action in federal court to cancel the shares and for damages sustained by the Company.

Bonanza as part of their annual audit which began in August 2011 (working with their auditors) began requesting confirmations for these debt conversions.  The due date for the audit was October 15, 2011, which was an extended due date. Bonanza became aware that there was a problem on October 12, 2011 due to an email from a Bonanza debt holder named Venture Capital Inc. in which they stated to the Company’s consulting accountant and auditor that they never assigned debt or received any money from a debt conversion.

Mr. Janney resigned October 24, 2011 and Scott Geisler became CEO October 26, 2011.

Bonanza hired an outside attorney to try to stop the stock issuance and sent a demand letter to Transfer Online, the transfer agent, in November 2011. At that time the Company was advised that all the stock had already been issued and Rule 144 legends removed based on a legal opinion from John Thomas and could not be reversed.

On or about October 12, 2011, prior to becoming CEO and Principal Accounting Officer, Geisler was informed of the fraud.

The Company has treated the shares as issued for accounting purposes. We continue to try to rectify the situation by attempting to rescind any shares that we can.  The Company believes that the exemptions under Rule 144 do not apply because proper due diligence appears to not have been performed by the issuing opinion attorney.

The stock was issued under a premise of conversion of debt that was two years or older and since there was no debt conversion (based on the email from Venture Capital Inc) there wasn’t proper polling of the debt. We do not believe that a rescission liability would be appropriate because the shares had already been traded in the market, except for the 17 million shares Mr. Geisler received with whom we are currently in discussion to resolve. Also, the Company would have treated the shares as a rescission liability if the legal opinions on the stock issuance had not occurred. The Company is currently treating the former CEO Scott Geisler’s shares as stock payable until a resolution is obtained.

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

During the year ended June 30, 2012, the Company learned that the title of the Midas Placer Claim which the Company purchased from Global Minerals, Inc., a company controlled by Mr. David Janney, was never transferred to the Company. On February 19, 2013, David Janney surrendered 3,670,000 common shares of the 6,170,000 common shares he held in the Company. David Janney was allowed to retain 2,500,000 as part of a settlement in litigation with the Company. The Company reduced the par value of the 3,670,000 shares against additional paid-in capital. In the settlement agreement dated February 19, 2013, David Janney also agreed to forfeit his right to receive the second 2,500,000 common shares mentioned in the settlement agreement dated February 26, 2012. The Company recorded a gain on the settlement of litigation for the year ended June 30, 2013 of $29,500 and eliminated the corresponding disputed payable previously recorded.

On October 30, 2012, management learned that former President and CEO, Mr. Scott Geisler, filed suit against the Company on September 20, 2012, in the Circuit Court of the Sixth Judicial District in the State of Florida. The Company has not yet been served with the summons and complaint or filed an answer. We believe the matter has been dismissed for failure to proceed on behalf of the Plaintiff. Mr. Geisler asserts that the Company is in default with respect to payments under a Settlement and Mutual Release Agreement entered into upon his resignation as an officer and director of the Company and effective June 8, 2012, Mr. Geisler claims monetary damages "in excess of $15,000", attorneys' fees, court costs and seeks the issuance of 7,500,000 shares of common stock that is provided for under the Settlement and Mutual Release Agreement. We have engaged legal counsel to represent the Company in this dispute and counsel has identified defenses to the claims and setoffs. We are optimistic that a settlement of the dispute will be reached in the near future without having a materially adverse effect on our financial condition or results of operations.

On July 27, 2012 the Company placed in escrow 7,500,000 common shares to Scott Geisler in accordance with his waiver and settlement agreement with the Company, and is pending an internal investigation.  The shares were valued at $221,250  and expensed as compensation to Mr. Geisler.  Also, the Company has a permanent hold of 12,500,000 common shares issued to Scott Geisler in accordance with the Company internal investigation that discovered that Mr. Geisler received these shares without authorization and these shares were part of the fraudulent shares issued by prior management.

On June 1, 2008, the Company entered into a purchase agreement with Gold Exploration LLC to purchase BRB placer claim #1, BLM serial number 384903 and BRB place claim #2 serial number 384904 from Gold Exploration LLC in the amount of $99,000 on June 1, 2008. The Company paid $15,000 in cash and issued a note for $84,000 with an interest rate of 12% for the remaining balance. Pursuant to the purchase agreement, $7,000 should be paid each 90 days until the full principal balance plus accrued interest is paid off. As of June 30, 2013 and 2012, principal and interest payable to Gold Exploration LLC for this note is $71,670 and $65,346, respectively.  This agreement required that Gold Exploration LLC perfect the transfer and send the documents to the Company.  The transfer was never made and a review of the BLM lists of claims disclosed that Gold Exploration LLC never owned the claims that they attempted to sell to the Company.  On August 27, 2013, The Company has demanded the cancellation of the note agreement and remittance of $15,000.

On July 29, 2010, the Company entered into a promissory note with Gold Exploration LLC for $107,000 for the purchase of the Midas Gold Project unpatented place claims.  In that note agreement, Gold Exploration LLC received 8,300,000 common shares valued at $83,000 (or $0.01 per share) based upon the closing price of the Company’s stock on the date the agreement was executed, to partially repay $10,000 of principal on the promissory note held by Gold Exploration LLC initially issued to Global Mineral Resources Corporation.  This payment of common stock reduced the outstanding balance of the note held by Gold Exploration LLC to $97,000. The Company recognized a loss on debt conversion of $73,000.  During fiscal year 2012, the note holder called the balance of the note and demanded payment although the agreement states the note is not due until 2015. The note holder indicated that the note was in default because the Company failed to maintain the Midas Placer Mining Claim, collateral which secured the note.  Pursuant to the note agreement, the note should accrue interest at 12% when due or declared due. The note is classified as a current liability on the balance sheets. As of June 30, 2013 and 2012, principal and interest payable to Gold Exploration LLC related to this note is $120,280 and $108,640, respectively.

This agreement required that Gold Exploration LLC perfect the transfer and send the documents to the Company.  The transfer was never made and a review of the BLM lists of claims disclosed that Gold Exploration LLC never owned the claims that they attempted to sell to the Company.

On June 2, 2011, Gold Exploration LLC requested to remove the Section 144 restrictive legends without a proper legal opinion and the legends were removed at the direction of David Janney.  On August 27, 2013, the Company demanded the cancellation of the promissory note and the return of the 8,300,000 common shares. The Company has not received any response from Gold Exploration LLC.

ITEM 4.  MINE SAFETY DISCLOSURES

During the year ended June 30, 2013, Bonanza Goldfields Corporation was not issued any Federal Mine Safety and Health Act of 1977 violations.  In addition, there are no legal actions pending before the Federal Mine Safety and Health Review Commission as of June 30, 2013.

PART II

ITEM 5.  MARKET FOR REGISTANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

Bonanza common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Electronic Bulletin Board) and can be accessed on the Internet at www.sec.gov under the symbol “BONZ”  We commenced trading in April 2009.

At June 30, 2013, there were 376,485,137 shares of common stock of Bonanza were issued and outstanding and there were approximately 47 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for Bonanza’s common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2013
First Quarter July – September 2012	$0.0562	$0.0431
Second Quarter October – December 2012	0.0261	0.02
Third Quarter January – March 2013	0.01	0.0096
Fourth Quarter April – June 2013	0.003	$0.0028
Fiscal Year 2012
First Quarter July – September 2011	$0.007	$0.018
Second Quarter October – December 2011	0.0069	0.018
Third Quarter January – March 2012	0.005	0.021
Fourth Quarter April – June 2012	0.013	$0.06

On October 13, 2013, the closing bid price of our common stock was $0.0016 per share.

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended June 30, 2013. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Bonanza’s Transfer Agent and Registrar for the common stock is Transfer Online, Inc. located in Portland, Oregon.

Recent sales of unregistered securities

Fiscal year ended June 30, 2013

During the year ended June 30, 2013, the Company received cash of $225,003 for the subscription of 13,762,195 common shares, issued 1,000,000 common shares for $10,000 cash received in the year ended June 30, 2012 and issued 2,000,000 shares of common stock for services to a consultant valued at $40,000.

During the year ended June 30, 2013, the Company also granted 1,000,000 shares, valued at $20,000, to one of the directors as a director fee and 10,000,000 shares, valued at $200,000, to its Chief Executive Officer as compensation. These shares have not been issued and the value was recorded as stock payable at June 30, 2013.

On November 27, 2012, Leroy Steury converted a note with unpaid principal and accrued interest of $79,696 to 7,500,000 common shares.

During April, May and June of 2013, the Company issued 34,430,262 shares of common stock to Tonaquint to repay accrued interest and note principal totaling $110,081.

On January 29, 2013, Bud Chapman and Fabio Piras were issued 300,000 common shares each, 600,000 shares in the aggregate, valued at $17,450, for interest expense on a note. Within the 600,000 shares, 500,000 shares were for interest expense incurred in fiscal year 2012 and the value of $15,500 was recorded as stock payable as of June 30, 2012.

On February 19, 2013, David Janney surrendered 3,670,000 common shares of the 6,170,000 common shares he held in the Company as part of the settlement.

Year ended June 30, 2012

During the year ended June 30, 2012, the Company issued 55,904,764 common shares for $559,000 in cash.  Within the 55,904,764 shares issued, 7,000,000 shares were issued to an investor with a right to sell the shares back to the Company at an interest rate of 12% after April 11, 2012. On April 12, 2012, the holder waived the right to sell 7,000,000 shares back.  As consideration, the Company issued the investor warrants to purchase 2,500,000 shares of the Company’s common stock at $0.02 per share. The warrants expire on October 11, 2013 and have a fair value of $66,330 on the grant date. Proceeds of $56,000 from this issuance originally recorded as refundable subscriptions has been reclassified to additional paid-in capital.

In June, 2012, the Company received $10,000 for a common stock subscription. Those shares had not been issued as of June 30, 2012 and the cash received was recorded under common stock payable as of June 30, 2012. The 1,000,000 common shares were issued during the year ended June 30, 2013.

On September 23, 2011, the Company issued 750,000 shares of common stock valued at $7,500 to settle a payable to purchase equipment valued at $2,000. The Company recorded a $5,500 loss on conversion of accounts payable related to this transaction.

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

On December 28, 2011, the Company issued 1,000,000 shares of common stock for an interest payment on a note held by Mr. Charles Chapman. The shares were valued at $15,000.

On February 26, 2012, the Company issued 2,500,000 common shares to David Janney, former officer, pursuant to a settlement agreement. See Note 10 of the Financial Statements in this report.

On March 19, 2012, the Company agreed to issue 500,000 common shares to a note holder pursuant to an amendment to a note agreement. See Note 4 (p) to the Financial Statements. The shares were valued at $15,500 based on the grant date fair value of the stock. Those shares have been issued as of June 30, 2013

On October 25, 2011 and November 4, 2011, the Company granted its interim CFO, Mr. Peng Foo and its consultant, Mr. Jack Chow, 1,000,000 and 3,000,000 common shares, respectively. Those shares, valued at $42,700, have not been issued and are recorded as disputed payable as of June 30, 2012 and 2013.

On May 8, 2012, the Company entered into a consulting agreement with Mr. Michael Stallings where the Company agreed to issue 500,000 shares of common stock.  The 500,000 shares of common stock were valued at $12,500 based on the market price of grant date and were recorded as stock payable as of June 30, 2012 and 2013.

On July 27, 2012, the Company placed in escrow 7,500,000 common shares to Scott Geisler in accordance with his waiver and settlement agreement with the Company, and is pending an internal investigation.  The shares were valued at $0.0195 and expensed as compensation to Mr. Geisler of $146,250.  Also, the Company has a permanent hold of 12,500,000 common shares to Scott Geisler in accordance with the Company internal investigation that discovered that Mr. Geisler received these shares without authorization and was part of the fraudulent shares issued by prior management – See Legal Proceedings.

 ITEM 6.  SELECTED FINANCIAL DATA.

The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

	Year Ended June 30,
	2013	2012
Statements of Operations Data
Revenues	$619	$-
Operating and Other Expenses	(1,424,810)	(1,091,355)

Net Loss	$(1,424,191)	$(1,091,355)

	As of June 30,
	2013	2012
Balance Sheets Data:
Current Assets	$52,327	$105,823
Total Assets	737,133	399,590
Current Liabilities	2,151,194	1,166,400
Non Current Liabilities	54,848	-
Total Liabilities	2,206,042	1,166,400
Working Capital (Deficit)	(2,098,867)	(1,060,577)
Shareholders' Equity (Deficit)	(2,454,009)	(1,751,910)

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

If the weaknesses in our disclosure controls and procedures are not remedied based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, the Company may not be able to accurately disclose its financial condition.

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

Mineral property rights

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized. The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of June 30, 2013, management has determined that there was no impairment loss required.

At such time as commercial production may commence, depletion of each mining property will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base. In cases where there are no proven or probable reserves, depletion will be provided on the straight-line basis over the expected economic life of the mine.

Impairment of Long-Lived Assets

In accordance with ASC Topic 365, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no impairment loss required for June 30, 2013.

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

RECENT DEVELOPMENTS AND OPERATIONS

We are a junior mining and exploration company identifying and acquiring properties integrated with placer ore and hard rock mineralization in geo-politically stable regions, management continues to focus all efforts in Arizona.

Our management’s strategy is to process feasible placer ore, while proving out hard rock structures of the flagship Tarantula Project, Congress, Arizona. Our work effort has focused exclusively on the Tarantula Project.  The project area is comprised of 38 lode claims covering 600 acres, with several low lying basins of what is believed to be ancient river beds.  Furthermore, there are vestiges and hallmarks of major geological upheaval resulting in unique anomalies, such as extensive mineralized quartz veins. Initially, local non-qualified assay results showed high grades of gold, as well as lower grades of silver, platinum, and rare earth metals, convincing management the existence of possible bonanza type resources.

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

On September 20, 2013, the Company entered into an Amended and Restated Asset Purchase Agreement with Gunner Gold, LLC. Pursuant to the terms of Amended and Restated Asset Purchase Agreement, Gunner Gold, LLC purchased certain assets and assumed certain liabilities from the Company for 3,300,000 units of Gunner Gold, LLC stock.  The Company also granted Gunner Gold, LLC the right to conduct mining operations on the Company’s BLM properties with the option to acquire the mineral rights for 700,000 additional units of Gunner Gold, LLC’s stock. The Company will receive 5% of the net proceeds, after the payment of all maintenance costs, earned by Gunner Gold from the mining operation on BLM properties.

RESULTS OF OPERATIONS

Fiscal Year Ended June 30, 2013 Compared to Fiscal Year Ended June 30, 2012

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

For the years ended June 30, 2013 and 2012, we generated minimal or no revenue. Our future revenue plan is uncertain and is dependent on our ability to effectively mine our products, generate sales, and obtain contract mining opportunities. There are no assurances of the ability of our Company to begin to mine our claim. The cost of mining is intensive so it is critical for us to raise appropriate capital to implement our business plan. We incurred losses of $1,424,191 and $1,091,355 for the years ended June 30, 2013 and 2012, respectively, and our losses since inception amount to $8,031,045.

Our operating expenses for exploration activities for the years ended June 30, 2013 and 2012 were $207,067 and $66,282, respectively. The costs associated with exploration activities included trenching, testing, hauling, and labor costs associated with the exploration of our gold mine claims.

We acquired several mining claims through the course of our exploration stage and through the course of this process impaired claims.

Our general and administrative expenses for the year ended June 30, 2013 were $775,183 as compared to $768,056 for the year ended June 30, 2012. The increase is primarily attributable to the stock compensation of officers and consultants.

Our interest expense for the year ended June 30, 2013 was $472,060 as compared to $192,517 for the year ended June 30, 2012.  The increase is primarily attributable to the increase in average debt outstanding and the amortization of debt discount of $332,255 for fiscal year 2013 and $119,930 for fiscal year 2012.

On February 26, 2012, the Company entered into a settlement agreement with David Janney, former CEO. Pursuant to the settlement agreement, the Company agreed to issue 5,000,000 common shares to David Janney.
These shares were valued at $59,000 and recorded as loss on settlement of litigation.  In a settlement agreement dated February 19, 2013, David Janney agreed to forfeit his right to receive 2,500,000 common shares based on the settlement agreement dated February 26, 2012. The Company recorded a gain on the settlement of litigation for the year ended June 30, 2013 of $29,500 and eliminated the corresponding disputed payable previously recorded.

Liquidity and Capital Resources

Our cash used in operating activities for year ended June 30, 2013 was $455,318 compared to $542,385 for the year ended June 30, 2012. The decrease in cash used in operations was primarily attributable to the decrease of cash payments made to the professionals.

Our cash used in investing activities for the year ended June 30, 2013 was $154,265, compared to $33,173 for fiscal year 2012. Cash used in investing activities mainly included the purchase of equipment for the production site and a mining claim on the Judgetown property during fiscal year 2013 and only included the purchase of equipment during fiscal year 2012.

We are in default on our note to Freedom Boat, LLC for $250,000 which is secured by 10,000,000 shares of common stock of the Company. We have preliminarily agreed with Freedom Boat to create another 2 year interest only payment structure with the balance due at the end of the 24 month term and which is convertible to stock. The Company is still in discussion with Freedom Boat to amend the original note agreement.

Our cash provided by financing activities for the year ended June 30, 2013 was $532,517, compared to $637,875 for the year ended June 30, 2012. The decrease is mainly due to fewer proceeds from the sale of common stock. The impact was partially offset by the $307,514 of proceeds from the issuance of convertible notes payable to Tonaquint, Inc.

We are in need of approximately $65,000 per month in order to meet our operating expenses. We are currently in discussion with Tonaquint for additional funding.

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

The Secured Convertible Promissory Note is due on April 1, 2015 and the interest rate of 8% payable monthly. In the event the Company elects to prepay all or any portion of the outstanding balance, the Company shall pay Tonaquint 135% of the amount the Company elects to prepay. The total amount to be funded is $1,500,000, representing the principal amount of $1,660,000 less an original issuance discount of $150,000 and the payment of $10,000 to cover Tonaquint’s fees. The shares of common stock underlying the Secured Convertible Promissory Note and Warrant were to be registered by a registration statement pursuant to the terms and conditions of a registration rights agreement. The registration statement has been withdrawn with Tonaquint’s consent. Tonaquint initially funded the Company $150,000 in cash and issued three Buyer Mortgage Notes, in the principal amount of $50,000, $150,000, and $400,000 and a promissory note in the amount of $750,000 to the Company pursuant to the agreement. The Buyer Mortgage Notes are secured by certain real property owned by Tonaquint located in Cook County, Illinois. .

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

As of June 30, 2013, we have received principal of $307,514 pursuant to the Secured Convertible Promissory Note.

On September 20, 2013, Tonaquint, Inc. was paid in full and there is no longer any further obligations related to this note agreement.

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

The Company will be subject to environmental and governmental regulations.  Initial exploration such as geological mapping and sampling can be done on BLM land without permits. If more than 5 acres are to be disturbed, a Notice of Intent to Conduct Exploration must be submitted to the BLM. The Notice will include a reclamation bond. The approved Notice will allow bulk sampling of up to 1,000 tons of material. If the sampling program warrants further exploration with a drilling program, the Arizona Department of Water Resources will require permits for exploration drilling.

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

ITEM 8.  FINANCIAL STATEMENTS

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Bonanza Goldfields Corporation
(An Exploration Stage Company)
Phoenix, Arizona

We have audited the accompanying balance sheets of Bonanza Goldfields Corporation (an exploration stage company) as of June 30, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from March 6, 2008 (inception) to June 30, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from March 6, 2008 (inception) through June 30, 2010 were audited by other auditors whose reports expressed unqualified opinions on those financial statements. The financial statements for the period from March 6, 2008 (date of inception) to June 30, 2010 include total revenues and net loss of $0 and $3,105,540, respectively. Our opinion on the statements of operations, stockholders' equity (deficit) and cash flows for the period from March 6, 2008 (date of inception) through June 30, 2010, insofar as it relates to amounts for prior periods through June 30, 2010, is based solely on the reports of other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bonanza Goldfields Corporation as of June 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and for the period from March 6, 2008, (inception) to June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and has an accumulated deficit at June 30, 2013.  These factors raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 13 to the financial statements, the Company has restated its financial statements for the years ended June 30, 2012 and 2011 to classify common shares that are subject to rescission or redemption requirements that are outside of the control of the Company outside of permanent equity until they are no longer subject to rescission or redemption.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
October 15, 2013

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
 BALANCE SHEETS

	June 30,
	2013	2012
ASSETS:		(Restated)
CURRENT ASSETS
Cash	$8,557	$85,623
Interest receivable	43,770	-
Prepaid expenses	-	20,200
Total current assets	52,327	105,823

Property and equipment, net	123,938	43,767
Deposit	300	-
Mining claims	560,568	250,000
TOTAL ASSETS	$737,133	$399,590

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$199,181	$59,967
Accrued interest	71,218	43,409
Lease obligation, current portion	205,720	-
Disputed payable	263,950	293,450
Common stock payable	432,500	38,000
Deferred liabilities	60,000	60,000
Convertible notes payable	323,926	76,875
Notes payable	594,699	594,699
Total current liabilities	2,151,194	1,166,400

Lon-term lease obligation	54,848	-
TOTAL LIABILITIES	2,206,042	1,166,400

CONTINGENCIES AND COMMITMENTS
COMMON STOCK SUBJECT TO RESCISSION	985,100	985,100

STOCKHOLDERS' DEFICIT:
Series A Preferred stock, $0.0001 par value, 20,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized;
290,485,137 and 234,862,680 issued and outstanding, respectively	29,048	23,486
Additional paid-in capital	5,547,988	4,831,458
Deficit accumulated during exploration stage	(8,031,045)	(6,606,854)
TOTAL STOCKHOLDERS' DEFICIT	(2,454,009)	(1,751,910)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$737,133	$399,590

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012 AND
THE PERIOD FROM MARCH 6, 2008 (INCEPTION) THROUGH JUNE 30, 2013

			For the Period
			from March 6, 2008
			(inception) through
	2013	2012	June 30, 2013

REVENUE	$619	$-	$619

OPERATING EXPENSES:
General and administrative	775,183	768,056	3,285,362
Exploration expense	207,067	66,282	456,387
Impairment of mining claims	-	-	714,700
Impairment of other assets	-	-	32,122
Total operating expenses	982,250	834,338	4,488,571

OTHER (INCOME) EXPENSES:
Interest expense	472,060	192,517	3,358,809
(Gain) loss on settlement of litigation	(29,500)	59,000	29,500
Loss on settlement of accounts payable	-	5,500	33,014
Loss on debt conversion	-	-	121,770
Total other (income) expense	442,560	257,017	3,543,093

NET LOSS	$(1,424,191)	$(1,091,355)	$(8,031,045)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	338,235,944	298,840,858

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDER' EQUITY (DEFICIT)
FOR THE PERIOD FROM MARCH 6, 2008 (INCEPTION) THROUGH JUNE 30, 2013

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCE AT MARCH 6, 2008	-	$-	-	$-	-	$-	$-

Common stock issued for compensation	-	-	6,997,900	700	69,279	-	69,979

Common stock issued for cash	-	-	3,302,100	330	84,670	-	85,000

Options issued	-	-	-	-	2,500	-	2,500

Net loss	-	-	-	-	-	(103,723)	(103,723)
BALANCE AT JUNE 18, 2008	-	-	10,300,000	1,030	156,449	(103,723)	53,756

Forward split	-	-	61,800,000	6,180	(6,180)	-	-

Beneficial conversion feature	-	-	-	-	2,108,000	-	2,108,000

Option valuation	-	-	-	-	59,399	-	59,399

Net loss	-	-	-	-	-	(2,283,997)	(2,283,997)
BALANCE AT JUNE 18, 2009	-	-	72,100,000	7,210	2,317,668	(2,387,720)	(62,842)

Common stock issued for interest expense	-	-	11,932,260	1,193	495,567	-	496,760

Common stock issued for debt conversion	-	-	1,897,878	190	60,262	-	60,452

Common stock cancelled	-	-	(14,000,000)	(1,400)	1,400	-	-

Beneficial conversion feature	-	-	-	-	(33,172)	-	(33,172)

Net loss	-	-	-	-	-	(717,820)	(717,820)
BALANCE AT JUNE 30, 2010	-	-	71,930,138	7,193	2,841,725	(3,105,540)	(256,622)

Common stock issued for mining claim	-	-	41,700,000	4,170	454,530	-	458,700

Common stock issued for services	-	-	10,800,000	1,080	87,860	-	88,940

Common stock issued for accounts payable conversion	-	-	4,780,000	478	41,586	-	42,064

Common stock issued for cash	-	-	34,000,000	3,400	171,600	-	175,000

Common stock issued for debt conversion	-	-	20,520,000	2,052	197,598	-	199,650

Common stock issued with note	-	-	5,000,000	500	47,887	-	48,387

Common stock issued for equipment	-	-	3,777,778	378	35,994	-	36,372

Series A Preferred stock issued for compensation	3,000,000	300	-	-	-	-	300

Beneficial conversion feature	-	-	-	-	50,000	-	50,000

Warrants	-	-	-	-	42,599	-	42,599

Net loss	-	-	-	-	-	(2,409,959)	(2,409,959)
BALANCE AT JUNE 30, 2011 (Restated)	3,000,000	300	192,507,916	19,251	3,971,379	(5,515,499)	(1,524,569)

Common stock issued for cash	-	-	55,904,764	5,590	553,410	-	559,000

Common stock issued for account payables conversion	-	-	750,000	75	7,425	-	7,500

Stocks cancelled by David Janney, former officer	(3,000,000)	(300)	(20,000,000)	(2,000)	2,300	-	-

Common stock issued for services	-	-	2,200,000	220	19,880	-	20,100

Common stock issued for settlement of litigation	-	-	2,500,000	250	29,250	-	29,500

Common stock issued for interest expense	-	-	1,000,000	100	14,900	-	15,000

Extinguishment of debt	-	-	-	-	19,327	-	19,327

Warrants and options	-	-	-	-	138,587	-	138,587

Beneficial conversion feature	-	-	-	-	75,000	-	75,000

Net loss	-	-	-	-	-	(1,091,355)	(1,091,355)
BALANCE AT JUNE 30, 2012 (Restated)	-	-	234,862,680	23,486	4,831,458	(6,606,854)	(1,751,910)

Common stock issued for cash	-	-	14,762,195	1,476	233,527	-	235,003

Common stock issued for services	-	-	2,000,000	200	39,800	-	40,000

Common stock issued for debt conversion	-	-	42,530,262	4,253	202,974	-	207,227

Common stocks cancelled by David Janney, former officer	-	-	(3,670,000)	(367)	367	-	-

Common stock granted to replace option issued in prior year	-	-	-	-	(200,000)	-	(200,000)

Warrants and options	-	-	-	-	132,348	-	132,348

Debt discount, beneficial conversion feature and warrants	-	-	-	-	307,514	-	307,514

Net loss	-	-	-	-	-	(1,424,191)	(1,424,191)
BALANCE AT JUNE 30, 2013	-	$-	290,485,137	$29,048	5,547,988	$(8,031,045)	$(2,454,009)

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012
AND FOR THE PERIOD FROM MARCH 6, 2008 (INCEPTION) THROUGH JUNE 30, 2013

			For the Period
			from March 6, 2008
			(inception) through
	2013	2012	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,424,191)	$(1,091,355)	$(8,031,045)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	23,794	483	24,277
Stock-based compensation	392,348	213,887	1,869,602
Impairment of mining claims	-	-	714,700
Impairment of other assets	-	-	32,122
Amortization of debt discount	332,255	119,930	2,619,621
Common stock issued for interest expense	106,523	7,300	610,583
Loss on settlement of litigation	(29,500)	59,000	29,500
Loss on settlement of accounts payable	-	5,500	33,014
Loss on debt conversion	-	-	121,770
Changes in assets and liabilities:
Interest receivable	(43,770)	-	(43,770)
Prepaid expenses and other current assets	20,200	(12,500)	7,700
Accounts payable and accrued expenses	167,023	(75,880)	217,279
Disputed payable	-	221,250	293,450
Deferred liabilities	-	10,000	60,000
Net cash used in operating activities	(455,318)	(542,385)	(1,441,197)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in mining equipment	(103,965)	(33,173)	(140,138)
Investment in mining property	(50,000)	-	(199,000)
Deposit paid	(300)	-	(300)
Net cash used in investing activities	(154,265)	(33,173)	(339,438)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	50,000	355,800
Repayment of notes payable	-	(58,000)	(58,000)
Proceeds from convertible note payable	307,514	76,875	437,389
Proceeds from the sale of common stock	225,003	569,000	1,054,003
Net cash provided by financing activities	532,517	637,875	1,789,192

INCREASE (DECREASE) IN CASH	(77,066)	62,317	8,557
CASH, BEGINNING OF YEAR	85,623	23,306	-
CASH, END OF YEAR	$8,557	$85,623	$8,557

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid, net interest received	$29,040	$47,100	$667,970
Income taxes paid	$-	$-	$-

NONCASH INVESTING AND FINANCING TRANSACTIONS

Extinguishment of debt	$-	$19,327	$-
Notes issued to acquire mining claims	$-	$-	$357,000
Debt Discount	$307,514	$7,500	$2,507,342
Common stocks issued for note modification	$-	$-	$48,387
Common stocks issued to acquire mining claim	$-	$-	$458,700
Common stock issued for fixed assets	$-	$7,500	$43,872
Common stock issued for conversion of debt	$202,974	$7,700	$138,332
Common stock to be issued for settlement of litigation	$-	$29,500	$29,500
Common stock to be issued for note extension	$-	$15,500	$15,500

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND GOING CONCERN

Bonanza Goldfields Corporation (the “Company”) was incorporated under the laws of the State of Nevada on March 6, 2008.  The Company’s fiscal year ends on June 30. The Company’s areas of exploration are in geopolitically stable North American areas. The Company has acquired 3 sets of mineral properties in the state of Arizona. The mineral properties are contiguous, therefore the three sets are considered as one project. The first is federal mining claims on land managed by the Bureau of Land Management totaling 435 acres. The second property is 130.76 acres of patented land the Company leased for an initial term of two years with an option to buy from Judgetown LLC. The lease agreement with Judgetown LLC was effective on October 15, 2012 and ended on September 20, 2013. The third property is referred to as the Hull land and is approximately 20 acres of patented land.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has a working deficit and has not generated significant revenues since inception.  During the year ended June 30, 2013, the Company incurred a net loss of $1,424,191 and as of June 30, 2013 has an accumulated deficit of $8,031,045.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from lenders and private investors and the support of certain stockholders.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, management is seeking to raise any necessary additional funds through loans or additional sales of its common stock.  There is no assurance that the Company will be successful in raising additional capital.

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

Mineral property rights

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized.  The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts.  An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value.  As of June 30, 2013, management has determined that there was no impairment loss required for the year then ended.

At such time as commercial production may commence, depletion of each mining property will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base.  In cases where there are no proven or probable reserves, depletion will be provided on the straight-line basis over the expected economic life of the mine.

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management has determined that there was no impairment loss required for the year ended June 30, 2013.

Asset Retirement Obligations

The Company had no operating properties at June 30, 2013, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies.  For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable.  Costs of future expenditures for environmental remediation are not discounted to their present value.  Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the associated long-lived assets and depreciated over the lives of the assets on a units-of-production basis.  Reclamation costs are accreted over the life of the related assets and are adjusted for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate on the underlying obligation.  There has been no asset retirement obligations as of June 30, 2013 as there are presently no underlying obligations.

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

Income Taxes

Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company follows a two-step approach to ultimately recognize and measure uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments.  At June 30, 2013, the Company did not record any liabilities for uncertain tax positions.

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

At June 30, 2013 and 2012, common stock equivalents consisted of warrants to purchase 27,606,057 and 25,500,000 shares of common stock, respectively, which have been antidilutive. At June 30, 2013 and 2012, common stock equivalents also consisted of notes convertible to 5,983,693, and 7,500,000 shares of common stock, respectively, which have been antidilutive as well.

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

Subsequent Events

The Company’s management reviewed all material events through the issuance date of this report for disclosure consideration.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012

Support equipment	$148,215	$44,250
Less: accumulated depreciation	(24,277)	(483)
Net property and equipment	$123,938	$43,767

Depreciation expense was $23,794 and $483 for the years ended June 30, 2013 and 2012, respectively.

NOTE 4 – MINING CLAIMS

The following is a detail of mining claims at June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
Midas Placer Mining Claim (BLM claim, fully impaired)	$565,700	$565,700
Hull Lode Mining Claim (Freedom Boat Lease)	250,000	250,000
Osiris Gold Joint Venture (fully impaired)	50,000	50,000
Judgetown Mining Claim	310,568	-
Total mining and equipment activity	1,176,268	865,700
Accumulated impairment of mining claims	(615,700)	(615,700)
Total Mining Claims	$560,568	$250,000

The Company has impaired all claims except for the Tarantula (Hull Lode) and Judgetown mining claim. See Note 12 for discussion of assets sold subsequent to year end.

During the year ended June 30, 2013, the Company learned that the title of Midas Placer Claim which the Company purchased from Global Minerals, Inc., was never transferred to the Company. The Company did not record any adjustment during the year ended June 30, 2013 as the Midas Placer Mining Claim was fully impaired during fiscal year 2011.

On September 30, 2012, the Company entered into a lease agreement with Judgetown LLC, an Arizona Limited Liability Company located in Arizona to lease 130.76 acres land in the county of Yavapai, Arizona. The lease is exclusive to the Company and its successors and assigns all of Judgetown LLC’s interest in and to all mining rights and minerals beneath the surface of, within, or that may be produced from the land. The lease is for a period of two years unless terminated pursuant to the lease. The lease obligation, as amended on February 9, 2013, is $200,000 for the first year and $120,000 for the second year.  An option to purchase the land was also granted for a price of $1,190,000 less lease payments before January 15, 2015. At June 30, 2013, $310,568 of the discounted value of the lease payments was recorded as the Judgetown Mining Claim as a component of Mining Claims assets. As of June 30, 2013, the Company had recorded a lease obligation payable related to this agreement of $260,568. The Judgetown lease rights were sold on September 20, 2013.

NOTE 5 – NOTES PAYABLE

The Company had the following notes payable outstanding as of June 30, 2013 and June 30, 2012:

	June 30, 2013	June 30, 2012

Gold Exploration LLC (a)	$52,699	$52,699
Dated - June 1, 2008

Venture Capital International (b)	12,000	12,000
Dated – March 30, 2009

Venture Capital International (c)	17,000	17,000
Dated - May 7, 2009

Advantage Systems Enterprises Limited (d)	17,000	17,000
Dated – July 3, 2009

Advantage Systems Enterprises Limited (e)	10,000	10,000
Dated – August 7, 2009

Venture Capital International (f)	10,000	10,000
Dated – October 15, 2009

Venture Capital International (g)	7,000	7,000
Dated – October 27,2009

Advantage Systems Enterprises Limited (h)	25,000	25,000
Dated – November 9, 2009
Venture Capital International (i)	5,000	5,000
Dated – November 23, 2009

Strategic Relations Consulting, Inc. (j)	15,000	15,000
Dated – March 31, 2010

Summit Technology Corporation, Inc. (k)	2,000	2,000
Dated November 22, 2010

Gold Exploration LLC (l)	97,000	97,000
Dated – July 29, 2010

Freedom Boat, LLC (m)	250,000	250,000
Dated February 7, 2011

Dr. Linh Nguyen (n)	25,000	25,000
Dated May 23, 2011

Charles Chapman (o)	50,000	50,000
Dated December 27, 2011

Leroy Steury (p)	-	76,875
Dated March 12, 2012

Tonaquint, Inc. (q)	449,185	-
Dated October 1, 2012

Total Notes payable	$1,043,884	$671,574
Less: current portion of long-term debt	(918,625)	(671,574)
Less: debt discount	(125,259)	-
Long-term debt	$-	$-

(a) The Company entered into a purchase agreement to purchase mining claims with Gold Exploration LLC in the amount of $99,000 on June 1, 2008. The Company paid $15,000 in cash and issued a note for $84,000 with an interest rate of 12% for the remaining balance. Pursuant to the purchase agreement, $7,000 should be paid each 90 days until the full principal balance plus accrued interest is paid off. As of June 30, 2013 and 2012, the Company principal and interest payable to Gold Exploration LLC for this note is $71,670 and $65,346, respectively.  This agreement required that Gold Exploration LLC perfect the transfer and send the documents to the Company.  The transfer was never made and a review of the BLM lists of claims disclosed that Gold Exploration LLC never owned the claims that they attempted to sell to the Company.  On August 27, 2013, the Company has demanded the cancellation of the note agreement and remittance of $15,000.

(b) On March 30, 2009, the Company issued a $12,000 demand promissory note to Venture Capital International, Inc. (“Venture Capital International”) The note is not secured, due on demand with an interest rate of 5%.  As of June 30, 2013 and 2012, principal and interest payable to Venture Capital International related to this note is $14,532 and $13,932, respectively. Venture Capital has not demanded the repayment of the note.

(c) On May 7, 2009, the Company issued a $17,000 demand promissory note to Venture Capital International.   The note is not secured, due on demand and has an interest rate of 5%.  As of June 30, 2013 and 2012, principal and interest payable to Venture Capital International related to this note is $20,498 and $19,648, respectively. Venture Capital has not demanded the repayment of the note.

(d) On July 3, 2009, the Company issued a $17,000 demand promissory note to Advantage Systems Enterprise Limited.  The note is not secured, due on demand with an interest rate of 5%.  As of June 30, 2013 and 2012, principal and interest payable to Advantage Systems Enterprise Limited related to this note is $20,400 and $19,550, respectively. Advantage Systems Enterprise Limited has not demanded the repayment of the note.

(e) On August 7, 2009, the Company issued a $10,000 demand promissory note to Advantage Systems Enterprises Limited.  The note is not secured, due on demand with an interest rate of 5%. As of June 30, 2013 and 2012, principal and interest payable to Advantage Systems Enterprise Limited related to this note is $11,948 and $11,448, respectively. Advantage Systems Enterprise Limited has not demanded the repayment of the note.

(f) On October 15, 2009, the Company issued a $10,000 demand promissory note to Venture Capital International.  The note is not secured, due on demand with an interest rate of 5%.  As of June 30, 2013 and 2012, principal and interest payable to Venture Capital International related to this note is $11,853 and $11,353, respectively. Venture Capital has not demanded the repayment of the note.

(g) On October 27, 2009, the Company issued a $7,000 demand promissory note to Venture Capital International.  The note is not secured, due on demand with an interest rate of 5%.  As of June 30, 2013 and 2012, principal and interest payable to Venture Capital International related to this note is $8,286 and $7,936, respectively. Venture Capital has not demanded the repayment of the note.

(h) On November 9, 2009, the Company issued a $25,000 demand promissory note to Advantage Systems Enterprise Limited.  The note is not secured, due on demand with an interest rate of 5%.  As of June 30, 2013 and 2012, principal and interest payable to Advantage Systems Enterprise Limited related to this note is $29,572 and $28,322, respectively. Advantage Systems Enterprise Limited has not demanded the repayment of the note.

(i) On November 23, 2009, the Company issued a $5,000 demand promissory note to Venture Capital International.  The note is not secured, due on demand with an interest rate of 5%. As of June 30, 2013 and 2012, principal and interest payable to Venture Capital International related to this note is $5,900 and $5,650, respectively. Venture Capital International has not demanded the repayment of the note.

(j) On March 31, 2010, the Company issued a $15,000 demand promissory note to Strategic Relations Consulting, Inc.  The note is not secured, due on demand with an interest rate of 5%.  As of June 30, 2013 and 2012 principal and interest payable to Strategic Relations Consulting, Inc. related to this note is $17,439 and $16,689, respectively. Subsequent to June 30, 2013, Strategic Relations Consulting, Inc. has agreed to convert the note to units of Gunner Gold’s stock that the Company acquired on September 20, 2013.

(k) On November 22, 2010, the Company issued a $7,000 demand promissory note to Summit Technologies Corporation, Inc.  The note is not secured, due on demand with an interest rate of 5%.  As of June 30, 2013 and 2012, principal and interest payable to Summit Technologies Corporation, Inc. related to this note is $2,411 and $2,311, respectively. Summit Technologies Corporation, Inc. has not demanded the repayment of the note.

(l) On July 29, 2010, the Company issued 8,300,000 common shares to Gold Exploration LLC, valued at $83,000 (or $0.01 per share) based upon the closing price of the Company’s stock on the date the agreement was executed, to partially repay  $10,000 of principal on the promissory note held by Gold Exploration LLC initially issued to Global Mineral Resources Corporation.  This payment of common stock reduced the outstanding balance of the note held by Gold Exploration LLC to $97,000. The Company recognized a loss on debt conversion of $73,000.  During fiscal year 2012, the note holder called the balance of the note and demanded payment although the agreement states the note is not due until 2015. The note holder indicated that the note was in default because the Company failed to maintain the Midas Placer Mining Claim, collateral which secured the note.  Pursuant to the note agreement, the note should accrue interest at 12% when due or declared due. The note is classified as a current liability on the balance sheets. As of June 30, 2013 and 2012, principal and interest payable to Gold Exploration LLC related to this note is $120,280 and $108,640, respectively.  This agreement required that Gold Exploration LLC perfect the transfer and send the documents to the Company.  The transfer was never made and a review of the BLM lists of claims disclosed that Gold Exploration LLC never owned the claims that they attempted to sell to the Company.  On June 2, 2011, Gold Exploration LLC requested to lift the Section 144 restrictive legends without a proper legal opinion and the legends were removed at the direction of David Janney.  On August 27, 2013, the Company demanded the cancellation of the promissory note and the return of the 8,300,000 common shares.

(m) On February 7, 2011, the Company issued a $250,000 promissory note with an interest rate of 12% per annum to Freedom Boat LLC (“Freedom Boat”). Payment of $2,500 is due monthly from July 5, 2011 through December 5, 2011 with a final payment of interest and principal of $260,000 due on February 7, 2012. Freedom Boat also has a right to royalties under certain conditions. The note is secured by the Hull Lode claim, the West Acre Hull tract, property held by David Janney, former officer, and 10,000,000 of the Company’s common shares currently held in escrow.  Proceed from the note was used to purchase Tarantula Mining Claim from Judgetown, LLC.  As of June 30, 2013 and 2012, the remaining principal owed was $250,000.   This note is presently in default but the Company is negotiating with the holder for an amendment of this note.

(n) On April 6, 2011, the Company entered into a demand promissory note with Linh B. Nguyen in the amount of $25,000.  The note is not secured, due on demand with an interest rate of 5%.  As of June 30, 2013 and 2012, principal and interest payable to Linh B. Nguyen related to this note is $27,627 and $26,377, respectively. Dr. Nguyen has demanded the repayment of this note during the year ended June 30, 2013. The note is currently in default.

(o) On December 27, 2011, the Company issued a $50,000 unsecured promissory note to Mr. Charles Chapman.  The note was due on February 15, 2012 with an interest rate of 12%.  Pursuant to the note agreement, Mr. Chapman has the right to receive 500,000 shares of the Company’s common stock in lieu of interest payment. On December 28, 2011, the Company issued 500,000 shares valued at $4,000 in lieu of the interest.  On March 19, 2012, the note agreement was amended to extend the due date to May 15, 2012.  Pursuant to the amendment, the Company agreed to issue an additional 500,000 common shares valued at $15,500 which was recorded as debt discount and fully amortized during fiscal year 2012.  As of June 30, 2012, the 500,000 common shares related to the March 19, 2012 amendment was not issued and is recorded as stock payable of $15,500.  On May 16, 2012, the company entered into a second amendment to extend the loan to November 15, 2012. Pursuant to the second amendment, the Company will issue 100,000 shares of its common stock per month for a period of six months in lieu of interest. As of June 30, 2012, the Company has issued 500,000 common shares valued at $11,000, within which, $7,700 is recorded as prepaid interest.  During the year ended June 30, 2013, the Company issued the 500,000 common shares related to the March 19, 2012 amendment and an additional 100,000 common shares for one month interest which was valued at 1,950.  On October 9, 2013, Mr. Chapman agreed to settle the $50,000 note and any unpaid interest with 55,000 units of Gunner Gold, LLC stock that the Company acquired on September 20, 2013.

(p) On March 12, 2012, the Company issued a $75,000 convertible note to Mr. Leroy Steury. The note was due on June 12, 2012 with an interest rate of 10%. Mr. Leroy Steury has the right to receive 7.5 million shares of common stock in lieu of unpaid principal and interest before June 17, 2012. The Company recorded a beneficial conversion feature of $75,000 which was fully amortized during fiscal year 2012. On June 13, 2012, the Company amended the agreement to include the accrued interest of $1,875 on the $75,000 in the principal and extended the note to September 13, 2012. On September 17, 2012, the Company entered into the second amendment to extend the note to December 17, 2012. On November 27, 2012, Mr. Steury converted unpaid principal and accrued interest of $79,696 to 7,500,000 shares of the Company’s common stock. As of June 30, 2013 and 2012, principal and interest payable to Mr. Steury related to this note was $0 and $77,780, respectively.

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

Buyer Mortgage Note 1 was due on the earlier of (1) 60 days following March 31, 2015, and (2) upon the Company’s filing of a registration statement pursuant to the Secured Convertible Promissory Note and Warrant Purchase Agreement.  Buyer Mortgage Note 2 was due on the earlier of (1) 60 days following March 31, 2015, and (2) if Tonaquint has been required to repay Buyer Mortgage Note 1, 5 trading date after the initial registration statement is declared effective.  Buyer Mortgage Note 3 was due on the earlier of (1) 60 days following March 31, 2015, and (2) if (i) the shares issued to Tonaquint to repay the Secured Convertible Promissory Note are freely saleable or covered by an effective registration statement (ii) Tonaquint has been required to repay Buyer Mortgage Note 2 and (ii) the Company has produced 200 ounces of gold with an average production of at least 1 gram per ton of processed material within 60 days after Tonaquint was required to pay Buyer Mortgage Note 2; (iii) outstanding balance of the Secured Convertible Promissory Note payable to Tonaquint is less or equal to $1.3 million. The $750,000 promissory note receivable from Tonaquit is due on the earlier of (1) 60 days following March 31, 2015, and (2) if (i) the shares issued to Tonaquint to repay the Secured Convertible Promissory Note are freely saleable or covered by an effective registration statement (ii) Tonaquint has been required to repay Buyer Mortgage Note 3 and (ii) the Company has produced 200 ounces of gold with an average production of at least 1 gram per ton of processed material, within 60 days after Tonaquint was requried to pay Buyer Mortgage Note 3; (iii) outstanding balance of  the Secured Convertible Promissory Note payable to Tonaquint is less or equal to $900,000.

The promissory note is due on April 1, 2015 and the interest is payable monthly. In the event the Company elects to prepay all or any portion of the outstanding balance, the Company shall pay Tonaquint 135% of the amount the Company elects to prepay. The total amount to be funded is $1,500,000, representing the principal amount of $1,660,000 less an original issuance discount of $150,000 and the payment of $10,000 to cover Tonaquint’s fees. The shares of common stock underlying the Secured Convertible Promissory Note and Warrant were to be registered by a registration statement pursuant to the terms and conditions of a registration rights agreement. The registration statement has been withdrawn with Tonaquint’s consent.

Tonaquint initially funded the Company $150,000 in cash and issued three Buyer Mortgage Notes, in the principal amount of $50,000, $150,000, and $400,000 and a promissory note in the amount of $750,000 to the Company pursuant to the agreement.  The Buyer Mortgage Notes are secured by certain real property owned by Tonaquint located in Cook County, Illinois. The Buyer Mortgage Notes and the $750,000 promissory note carry interest of 5% per annum.

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

The Company’s default status on the Freedom Boat note existed prior to and during negotiations on the transaction with Tonaquint.

As of June 30, 2013, the Company has received net proceeds of $307,514 from Tonaquint.  Pursuant to the purchase agreement, warrants to purchase 22,106,057 shares of the Company’s common stock were issued. The Company determined the estimated fair value of the warrants was $1,146,845. $1,146,845 of the proceeds were allocated to the warrants. The promissory note included a beneficial conversion feature of $363,155. The total discount of $1,660,000, including the original issuance discount of $150,000, is being amortized over the life of the promissory note commencing upon the receipt of the funding.

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

At June 30, 2013, the Company offset the notes receivable from Tonaquint of $1,202,486 with notes payable to Tonaquint of $1,651,671 as permitted under the agreement and had interest receivable from Tonaquint of $43,770. During the year ended June 30, 2013, the Company recorded interest income of $43,770 which was offset with interest expense of $101,752 related to the agreement with Tonaquint.

During the year ended June 30, 2013, the Company issued Tonaquint 34,430,262 common shares to repay interest of $101,752 and principal of $8,329.

On September 20, 2013, the entire Secured Convertible Promissory Note and Warrant Purchase Agreement with Tonaquint, Inc was settled. See note 12.

NOTE 6 - EQUITY

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

Year ended June 30, 2013

During the year ended June 30, 2013, the Company received cash of $225,003 for the subscription of 13,762,195 common shares, issued 1,000,000 common shares for $10,000 of cash received in the year ended June 30, 2012 and issued 2,000,000 shares of common stock for services to a consultant valued at $40,000.

During the year ended June 30, 2013, the Company also granted 1,000,000 shares valued at $20,000 to one of the directors as a director fee and 10,000,000 shares valued at $200,000 to its Chief Executive Officer as compensation. These shares have not been issued and the value was recorded as stock payable at June 30, 2013.

On November 27, 2012, Leroy Steury converted a note with unpaid principal of $76,875 and accrued interest of $2,821 to 7,500,000 common shares.

During April, May and June of 2013, the Company issued 34,430,262 shares of common stock to Tonaquint to repay accrued interest and note principal totaling $110,081.

On January 29, 2013, Charles Chapman was issued 300,000 common shares each, 600,000 shares in the aggregate, valued at $17,450, for interest payable on a note. Within the 600,000 shares, 500,000 shares were for interest expense in fiscal year 2012 and the value of $15,500 was recorded as stock payable as of June 30, 2012.

On February 19, 2013, David Janney surrendered 3,670,000 common shares of the 6,170,000 common shares he held in the Company as part of the settlement. See Note 10.

Year ended June 30, 2012

During the year ended June 30, 2012, the Company issued 55,904,764 common shares for $559,000 in cash.  Within the 55,904,764 shares issued, 7,000,000 shares were issued to an investor with a right to sell the shares back to the Company at an interest rate of 12% after April 11, 2012. On April 12, 2012, the holder waived the right to sell 7,000,000 shares back.  As consideration, the Company issued the investor warrants to purchase 2,500,000 shares of the Company’s common stock at $0.02 per share. The warrants expire on October 11, 2013 and have a fair value of $66,330 on the grant date. Proceeds of $56,000 from this issuance originally recorded as refundable subscription has been reclassified to additional paid-in capital.

In June, 2012, the Company received $10,000 for a common stock subscription. Those shares had not been issued as of June 30, 2012 and the cash received was recorded under common stock payable as of June 30, 2012. The 1,000,000 common shares were issued during the year ended June 30, 2013.

On September 23, 2011, the Company issued 750,000 shares of common stock valued at $7,500 to settle payable to purchase equipment valued at $2,000. The Company recorded $5,500 loss on conversion of accounts payable related to this transaction.

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

On December 28, 2011, the Company issued 1,000,000 shares of common stock for interest payment to a note held by Mr. Charles Chapman. The shares were valued at $15,000.

On February 26, 2012, the Company issued 2,500,000 common shares to David Janney, former officer, pursuant to a settlement agreement. See Note 10.

On March 19, 2012, the Company agreed to issue 500,000 common shares to a note holder pursuant to an amendment to a note agreement. See Note 4 (p). The shares were valued at $15,500 based on the grant date market price of the stock. Those shares have been issued as of June 30, 2013

On October 25, 2011 and November 4, 2011, the Company granted its interim CFO, Mr. Peng Foo and its consultant, Mr. Jack Chow, 1,000,000 and 3,000,000 common shares, respectively. Those shares, valued at $42,700, have not been issued and are recorded as disputed payable as of June 30, 2012 and 2013.

On May 8, 2012, the Company entered into a consulting agreement with Mr. Michael Stallings where the Company agreed to issue 500,000 shares of common stock.  The 500,000 shares of common stock were valued at $12,500 based on the market price of grant date and were recorded as stock payable as of June 30, 2012 and 2013.

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

On June 6, 2011, the Board of Directors of the Company amended the 2008 Plan to increase the reserved grant shares from 1,000,000 common shares to 25,000,000 common shares.  On August 17, 2012 the Board of Directors of the Company amended the 2008 Plan to increase the authorized shares to be granted from 25,000,000 to 35,000,000.

The cost of all employee stock options, as well as other equity-based compensation arrangements, is reflected in the financial statements over the vesting period based on the estimated fair value of the awards.

A summary of warrant activity for the years ended June 30, 2013 and 2012 is presented below:

Outstanding Options

	Shares Available for Grant	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
June 30, 2011	19,000,000	6,000,000	$0.01	3.99	-
Grants		19,500,000
June 30, 2012	9,500,000	25,500,000	$0.02	3.72	120,000
Forfeitures/Cancellation		(20,000,000)
June 30, 2013	29,500,000	5,500,000	$0.01	1.41	-

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

On May 8, 2012, the Company granted Mr. Peter Cao, a member of the Company’s Board of Directors, 8,000,000 options to purchase common stock of the Company at a price of $0.025 per share. The options have a five-year expected life, and were valued at $198,519, within which $132,348 was recorded during the year ended June 30, 2013. On October 1, 2012, the Company cancelled the 8,000,000 options and concurrently, agreed to issue 8,000,000 shares of the Company’s common stock to Mr. Cao. No additional compensation expense was recorded because the value of the options cancelled on October 1, 2012 was the same as the value of the common stock granted based on the fair market value on grant date.
The following inputs and assumptions were used in the Black-Scholes option-pricing model:

	October 1, 2012	Fiscal year 2012
Stock price on grant date	$0.025	$0.0071 ~$0.03
Expected dividend yield	None	None
Volatility	469.30%	238.96% ~273.09%
Weighted average risk free interest rate	0.62%	0.77% ~0.95%
Weighted average expected life (in years)	5.00	4.00~5.00

On November 4, 2011, the Company granted Mr. Jack Chow, consultant, 3,000,000 warrants to purchase common stock of the Company at a price of $0.01 per share. The warrants are fully vested, have a four-year expected life, and were valued at $29,814.

On August 23, 2011 and June 24, 2011, the Company granted Mr. Michael Cao, consultant, 6,000,000 and 6,000,000 warrants, respectively, to purchase common stock of the Company at a price of $0.01 per share. The warrants are fully vested, have a five-year expected life, and were valued at $42,600 and $42,599, respectively. On March 26, 2013, Michael Cao forfeited his options to purchase 12,000,000 shares of the Company’s common stock.

NOTE 8 - INCOME TAXES

Deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

At June 30, 2013, the Company’s had net operating losses approximate $5,262,599 which expire, if unused, in various years through 2030. Utilization of the net operation loss carry-forwards could be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 of United States, as amended.

The Company fully reserved its deferred tax assets because in the opinion of management, based upon the earning history of the Company; it is more likely than not that the benefits will not be realized. The valuation allowance increased $135,326 for the year ended June 30, 2013.

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	June 30, 2013	June 30, 2012

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	7.0%	7.0%
Valuation allowance	(41.0%)	(41.0%)
Effective tax rate	-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	June 30, 2013	June 30, 2012

Net operating loss carryforward	$1,789,284	$1,653,958
Valuation allowance	(1,789,284)	(1,653,958)
Deferred income tax asset	$-	$-

NOTE 9 – RELATED PARTY

As of June 30, 2013 and 2012, the Company has payables to related parties of $0 and $18,000, respectively for services provided.

During the year ended June 30, 2012, the Company incurred fees totaled $37,725 to Auric Resources International, Inc., a company controlled by a former director. The director resigned on June 20, 2012.

NOTE 10 – COMMITMENT AND CONTINGENCIES

The Company believes that through a fraudulent scheme by former management, 86,000,000 shares of our common stock were improperly issued. The Company is in the process of seeking a legal remedy to this issue however, if the Company is not successful in its efforts to cancel the shares, the stock value could be improperly diminished because of the dilution created by this fraudulent scheme to the detriment of the shareholders. The Company will bring an action in the appropriate court against the original recipients of the shares and the former CEO and to request an order to cancel the shares. Securities issued in violation of section 5 are subject to rescission under section 12(a) (l) of the Act.  Sections 12(a) (1) of the Securities Act and Section 5 allow purchasers to sue sellers for offering or selling a non-exempt security without registering it.  As long as the purchaser can prove a direct link between the purchaser and the seller and the purchaser may obtain rescission with interest or damages if the investor sold his securities for less than he purchased them. The Company did not receive any consideration for the improper sale of the shares and will pursue all legal remedies available to correct this issue including but not limited to bringing an action in federal court to cancel the shares and for damages sustained by the Company. However, if the Company is not successful the stock value could be improperly diminished because of the dilution created by this fraudulent scheme.

The Company believes that the former CEO in concert with associates and acting outside his authority defrauded the Company.  The legitimate purchasers of the shares could have an action against the seller who knew the shares were not registered or exempt from registration.

The Company was not a party to this fraudulent scheme and therefore believes rescission is not available to the Company.  The damage sustained by the Company could be at least $985,100, which is the amount that the Company would have realized if the shares had been sold pursuant to a registration statement or as restricted shares to legitimate buyers at the time of this incident. The Company has classified $985,100 as common stocks subject to rescission.

On May 8, 2012, the Company entered into an employment contract with Mr. Peter Cao, Chief Operating Officer. Pursuant to the agreement, the Company will pay monthly compensation of $1,000. Mr. Cao is also entitled to 2,000,000 common shares for the increase in the Company’s market value for every $15 million up to $100 million. Additionally, Mr. Cao was granted options to purchase a total of 8,000,000 common shares. Options for 4 million common shares are exercisable at $0.025 per share and vested immediately. After six months of Mr. Cao’s employment with the Company (November 8, 2012), additional options to purchase 4,000,000 shares at $0.025 per share have vested. The 8,000,000 options were valued at $198,519, which is expensed over the vesting periods. On October 1, 2012, Mr. Cao entered into a new employment agreement with the Company to replace the agreement dated May 8, 2012. The October 1, 2012 agreement states the following:

(1) Starting October 1, 2012, the Company will compensate Mr. Cao $4,000 monthly;
(2) 8,000,000 shares of common stock were granted immediately and valued at $200,000 based on the market price at October 1, 2012. The stock has not been issued and was recorded as stock payable as of June 30, 2013.
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

The Company entered into a purchase agreement to purchase mining claims from Gold Exploration LLC in the amount of $99,000 on June 1, 2008. The agreement requires the Company to make royalty payments equal to 2% of the Net Smelter Returns (“NSR”) per year. The Company had no NSR for the years ended June 30, 2013 and 2012 and no royalties have been paid. The agreement does not have any commitment dates of when production is to begin.  This agreement is in a legal dispute as the Company believes that Gold Exploration LLC never owned the mining claims that should have been transferred to the Company.

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

NOTE 11– GAIN (LOSS) ON SETTLEMENT OF LITIGATION

On February 26, 2012, the Company entered into a settlement agreement with David Janney (our former CEO/CFO) for his actions related to wrongfully issued common stock of the Company, among many other things. The settlement agreement includes the following terms:

a.
The Company agreed to issue 5 million restricted shares of the Company’s common stock to Mr. Janney as a form of compensation. The shares will be paid in two tranches. The first 2,500,000 shares should be issued upon the execution of the settlement and is issued on March 19, 2012. The second 2,500,000 shares were to be issued six months from the execution date of the settlement but have not been issued.

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

During the year ended June 30, 2012, the Company learned that the title of the Midas Placer Claim which the Company purchased from Global Minerals, Inc., a company controlled by Mr. David Janney, was never transferred to the Company.On February 19, 2013, David Janney surrendered 3,670,000 common shares of the 6,170,000 common shares that he held in the Company. David Janney was allowed to retain 2,500,000 shares as part of a settlement in litigation with the Company. The Company recorded the par value of the 3,670,000 shares against additional paid-in capital. In the settlement agreement dated February 19, 2013, David Janney also agreed to forfeit his right to receive 2,500,000 common shares based on the settlement agreement dated February 26, 2012. The Company recorded a gain on the settlement of litigation for the year ended June 30, 2013 of $29,500 and eliminated the corresponding disputed payable previously recorded.

NOTE 12 – SUBEQUENT EVENTS

On July 25, 2013 and August 30, 2013, the Company issued 12,695,369 and 22,802,437 common shares, respectively, to repay accrued interest and principal totaling $40,787 related to the note payable to Tonaquint.

On September 20, 2013, the Company entered into an Amended and Restated Asset Purchase Agreement with Gunner Gold, LLC. Pursuant to the terms of the Amended and Restated Asset Purchase Agreement, Gunner Gold, LLC purchased certain assets and assumed certain liabilities from the Company for 3,300,000 units of Gunner Gold, LLC stock. Assets sold to Gunner Gold LLC includes 1) Mining equipment and materials; 2) Right to conduct mining operations on the Company’s BLM properties for 7 years with the option to acquire the mineral rights for 700,000 additional units of Gunner Gold, LLC’s stock. The Company will receive a 5% of the net proceeds, after the payment of all maintenance costs, earned by Gunner Gold from the mining operation on BLM properties. 3) Right to conduct mining operations on the Company’s Hull Lode Mining Claim with a monthly payment of $2,500. Liabilities assumed by the Company includes 1) lease payments to Judgetown LLC pursuant to a lease agreement dated September 30, 2012 (See Note 4); 2) $275,000 note payable to Tonaquint; 3) $162,000 of accrued liabilities and accounts payable. The Company received $307,500 at the closing, $275,000 of which was used to satisfy the Company’s entire obligation to Tonaquint Inc. under the Secured Convertible Promissory Note and Warrant Purchase Agreement entered on October 1, 2012 and the remaining $32,500 was used to pay other obligations. The Secured Convertible Promissory Note and Warrant Purchase Agreement was terminated entirely after this payment. The Company is currently evaluating the accounting impact of the agreement with Gunner Gold LLC.

NOTE 13 – RESTATEMENT

During the year ended June 30, 2011, the Company issued 86,000,000 shares to several parties. The Company believes those shares were improperly issued by former management and is subject to rescission.  Shares that are subject to rescission or redemption requirements that are outside of the control of the Company are classified outside of permanent equity until they are no longer subject to rescission or redemption. Accordingly, the Company has reclassified $985,100 as common stock subject to rescission. The $985,100 was calculated at the trading price on the date those shares were issued.

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

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for fiscal year ending June 30, 2013.

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

As of June 30, 2013, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has determined that the Company's internal control over financial reporting was not effective as of June 30, 2013.

Our Principal Executive Officer and Principal Financial Officer, currently the same person, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2013 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2013, based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Our management believes that these material weaknesses are due to the small size of our accounting staff. The small size of our accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the high cost of such remediation relative the benefit expected to be derived thereby.

We anticipate that when we obtain sufficient funding and have substantial production, we will resolve the segregation of duties issue by naming a CFO or new company officer that will resolve any issues surrounding segregation of duties.

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

Changes in Internal Control Over Financial Reporting

During the fiscal year ended June 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Title
Scott Geisler	50	Chief Executive Officer, Principle Accounting Officer, President Secretary, and Director (1)
David Janney	49	Chief Executive Officer, Principle Accounting Officer, President Secretary, and Director(5)
Pen Foo	51	Chief Financial Officer (2)
William Berridge	59	Director(4)
Peter Cao	50	Director (6)
Michael Stojsavljevich	40	Chief Executive Officer, Principle Accounting Officer, President and Director(3)
Peter CaoBaoky Vu	50	Secretary and DirectorDirector and Treasurer (4)

1.	Effective June 1, 2012, Scott Geisler resigned as Chief Executive Office, Principal Financial Officer and as a member of the Board of Directors;
2.	Effective May 11, 2012, Pen Foo resigned as Chief Financial Officer and Principle Accounting Officer;
3.	Effective June 20, 2012, Michael Stojsavljevich was appointed Chief Executive Officer, Principle Accounting Officer, President, Secretary and Director;
4.	Effective July 25, 2012, William Berridge resigned as Director and Baoky Vu was appointed new Director of the Company;
5.	Effective October 24, 2011, David Janney resigned as Chief Executive Office, Principal Financial Officer and as a member of the Board of Directors;
6.	Effective April 20, 2012, Peter Cao was appointed as Chief Executive Officer and Director and on June 26, 2012, Mr. Cao resigned as Chief Executive Officer and remained as a Director.

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

Michael Stojsavljevich

From April, 2011 to June 20, 2012, Michael Stojsavljevich was a Managing Partner with Episteme Advisory Group, a Boutique Corporate Strategy and Marketing Advisory Consultancy firm. From February 2007 through February 2011, Mr. Stojsavljevich was Chief Strategy Officer at the United States Mint, an agency of the United States Treasury Department. From 1999 through 2007, Mr. Stojsavljevich was in managing positions in Marketing, Finance and Corporate Affairs departments at Altria Corporate Services, Philip Morris USA, and Miller Brewing Company. Mr. Stojsavljevich earned a Master’s Degree in Business Economics from Western Michigan University and a Bachelor’s Degree in Economics from Indiana University.

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

Involvement in Certain Legal Proceedings

None of the following events have occurred during the past ten years and are material to an evaluation of the ability or integrity of any current director or officer of the Company:

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

Compliance with Section 16(A) Of The Exchange Act 9.A. Directors And Executive Officers, Promoters, And Control Persons:

The Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's shares have not been timely and the Company has instituted procedures to ensure compliance in the future.  Current management and Directors have not filed their Forms 4 for 2011 but will file their forms 5 for the year ended June 30, 2013.

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

ITEM 11.  EXECUTIVE COMPENSATION

General.  From October 26, 2011, Mr. Scott Geisler, until his resignation on June 1, 2012, served as the Company’s Chief Executive Officer and Principle Accounting Officer. From October 26, 2011until May 11, 2012, Mr. Pen-Mun Foo serviced as our Principal Accounting Officer.  Until October 24, 2011, for the fiscal year of June 30, 2011, Mr. David Janney served as Chief Executive Officer and Principle Accounting Officer. Mr. Peter Cao served in that capacity between June 1, 2012 and June 20, 2012. On June 20, 2012, Mr. Michael Stojsavljevich was appointed President, Chief Executive Officer, and Principal Accounting Officer.

Summary Compensation Table

The following table sets forth for the years ended June 30, 2013 and 2012 compensation awarded to, paid to, or earned by our (former) Director and Chief Executive Officer, and our other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000, if any.

2013 and 2012 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total ($)

Scott Geisler CEO	2013	-	-	-	-	-	-	-	-
& CFO, Director	2012	77,222	75,000	146,250	-	-	-	-	298,472

David Janney CEO	2013	-	-	-	-	-	-	-	-
& CFO, Director	2012	-	-	29,500	-	-	-	-	29,500

Pen-Mun Foo,	2013	-	-	-	-	-	-	-	-
CFO, Director	2012	-	-	10,300	-	-	-	-	10,300

William Berridge,	2013	-	-	-	-	-	-	-	-
Director	2012	37,725	-	11,000	-	-	-	-	48,725

Peter Cao,	2013	25,000	-	-	132,348	-	-	-	157,348
Director and Treasurer	2012	2,500	-	-	198,519	-	-	-	201,019

Michael Stojsavljevich	2013	49,500	-	200,000	-	-	-	-	249,500
CEO & CFO, Director	2012	1,650	-	-	-	-	-	-	1,650

2013 and 2012 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

		Option Awards					Stock Awards
		Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Year	Exercisable	Unexercisable
Scott Geisler	2013	-	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-	-

David Janney	2013	-	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-	-

Pen-Mun Foo	2013	-	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-	-

William Berridge,	2013	-	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	-	-	-

Peter Cao	2013	-	-	-	-	-	-	-	-	-
	2012	4,000,000	8,000,000	-	0.025	May 8, 2017	-	-	-	-

Michael Stojsavljevich	2013	-	-	-	-	-			-	-
	2012	-	-	-	-	-	-	-	-	-

Mr. Cao received options valued at $198,519 when joining the company in March of 2012. Mr. Cao's contract with the company was revised by the present Board of Directors in July 2013 replacing the options with a stock grant. The stocks for Mr. Cao, Mr. Stojsavljevich and Mr. Vu have not yet been issued. Mr. Cao has requested that the options remain in effect until the shares of stock are issued.

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

On June 20, 2012 the Board of Directors appointed Michael Stojsavljevich as the new Chief Executive Officer, secretary and member of the Board of Directors.  Mr. Stojsavljevich employment agreement will pay $5,500 for the first two months of his employment and $11,000 per month from the third month and allows for the Board of Directors to increase that monthly salary.  The Company will pay for Mr. Stojsavljevich moving expenses of $5,000 also he will be entitled to 2,500,000 common shares of stock quarterly beginning July 1, 2012 and every quarter thereafter to a total of 10,000,000 shares.  On August 1, 2012, Mr. Stojsavljevich entered into a new employment agreement with the Company to replace the agreement dated June 19, 2012 as follows:

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

On May 8, 2012, the Company entered into an employment contract with Mr. Cao. Pursuant to the agreement, the Company will pay monthly compensation of $1,000. Mr. Cao is also entitled to 2,000,000 common shares at $0.06 per share for the production or increase in the Company’s market value for every $15 million up to $100 million. Additionally, Mr. Cao is granted options to purchase a total of 8,000,000 common shares. Options for 4 million common shares exercisable at $0.025 per share vest immediately. After six months of Mr. Cao’s employment with the Company, additional options to purchase 4,000,000 shares at $0.025 per share will vest.  On October 1, 2012, Mr. Cao entered into a new employment agreement with the Company to replace the agreement dated May 8, 2012. The October 1, 2012 agreement states the following:

(1) Starting October 1, 2012, the Company will compensate Mr. Cao $4,000 monthly;
(2) 8,000,000 shares of common stock were granted immediately and valued at $200,000 based on the market price at October 1, 2012. The stock has not been issued and was recorded as stock payable as of June 30, 2013.
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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists stock ownership of our Common Stock as of October 6, 2013, based on 411,982,943 shares of common stock issued and outstanding.  The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of three directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.
Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class

Michael Stojsavljevich 2415 East Camelback Road, Suite 700, Phoenix, AZ 85016	Common Stock	-	-

Peter Cao 2415 East Camelback Road, Suite 700, Phoenix, AZ 85016	Common Stock	-	-

Baoky Vu 2415 East Camelback Road, Suite 700, Phoenix, AZ 85016	Common Stock	-	-

All Officers and Directors As a Group (3 persons)

Scott Geisler 19803 Gulf Blvd, #501 Indian Shores, FL 33785	Common Stock	19,500,000	4.73%

Charles Chapman 206 South Grand Avenue Santa Ana, CA 92701	Common Stock	21,206,250	5.14%

Tonaquint, Inc. Attn: John M. Fife 303 East Wacker Drive, Suite 1200 Chicago, Illinois 60601	Common Stock	22,802,437	5.53%

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

Options and Warrants:

 As of June 30, 2013, there were 5,500,000 warrants and options outstanding,  which does not include warrants to purchase 22,106,057 shares of the Company’s common shares issued to Tonaquint, Inc.

Convertible Securities

At June 30, 2013, the Company has one convertible security with Tonaquint, Inc.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  The aggregate fees billed by GBH CPAs, PC for professional services rendered for the audit of the Company’s annual financial statements for fiscal year ended June 30, 2013 and 2012 approximated $16,000 and $27,000, respectively.  The aggregate fees billed by GBH CPAs, PC for the review of the financial statements included in the Company’s Forms 10-Q for fiscal year 2013 and 2012 approximated $20,300 and $16,750, respectively.

Audit-Related Fees.  The aggregate fees billed by GBH CPAs, PC for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended June 30, 2013 and 2012, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $3,000 and $0, respectively.

Tax Fees.  The aggregate fees billed by GBH CPAs, PC and for professional services rendered for tax compliance, tax advice and tax planning for the fiscal year ended June 30, 2013 and 2012 were $0.

All Other Fees.  The aggregate fees billed by GBH CPAs, PC for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended June 30, 2013 and 2012 were $0.

The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from the Company.

The Board pre-approved all fees described above.

PART IV

ITEM 15.  EXHIBITS AND REPORTS.
Exhibits

3.1	Articles of Incorporation (1)
3.2	Amendments to Articles of Incorporation (1)
3.1	Bylaws of the Corporation (1)
10.1	Agreement with Gold Exploration and Bonanza Goldfield, Dated July 1, 2009 (2)
10.2	Peter Cao Chief Operating Officer Employment agreement (3)
10.3	Scott Geisler Chief Executive Officer Employment Agreement (3)
10.4	Scott Geisler Waiver and Settlement Agreement (4)
10.5 10.17 10.18	Michael Stojsavljevich employment agreement () Amended and Restated Asset Purchase Agreement (5) Debt Settlement Agreement with Tonaquint (6)
10.19	Tonaquint, Inc Term Sheet (6)
14.1 31.1	Code of Ethics (2) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (3)
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (3)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (3)
32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (3)
__________________________________________________
(1). Incorporated by reference to the same exhibit filed with Amendment No. 3 to the Company’s Registration Statement on Form SB2 (Commission File No. 333-137170).
(2) Filed in the Form 10K for June 18, 2009
(3)            Filed in the Form 10Q for March 31, 2012
(4) Filed in the Form 10-K for June, 2012
(5) Filed in the Form 8-K on September 26, 2013 and incorporated herein
(6) Filed Herein

ITEM 15: SIGNATURES

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Bonanza Goldfields Corporation
Registrant
Date: October 15, 2013	By:	/s/ Michael Stojsavljevich
Michael Stojsavljevich
Chief Executive Officer

Date: October 15, 2013	By:	/s/ Michael Stojsavljevich
Michael Stojsavljevich
Chief Financial Officer (Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: October 15, 2013	By:	/s/ Michael Stojsavljevich
Michael Stojsavljevich
Director

Date: October 15, 2013	By:	/s/ Peter Cao
Peter Cao
Director

Date: October 15, 2013	By:	/s/ Baoky Vu
Baoky Vu
Director