Form 10-Q
period 2013-09-30
Bonanza Goldfield Corp.
filed 2013-11-14
CIK 1439264

U.S. Securities and Exchange Commission
Washington, D.C. 20549
____________________
FORM 10-Q
____________________

(Mark One)
☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer  ☐                  Accelerated filer  ☐                Non–Accelerated filer  ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes ☐   No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 3, 2013
Common stock, $0.0001 par value	411,982,943

BONANZA GOLDFIELDS CORP.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

CERTIFICATIONS

Exhibit 31 – Management certification
Exhibit 32 – Sarbanes-Oxley Act

PART I – FINANCIAL INFORMATION

Item 1.	Interim Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-K for the year ended June 30, 2013.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2013	2013
ASSETS:
CURRENT ASSETS
Cash	$24,448	$8,557
Interest receivable	-	43,770
Total current assets	24,448	52,327

Property and equipment, net	-	123,938
Deposit	-	300
Investment in Gunner Gold LLC	39,603	-
Mining claims	250,000	560,568
TOTAL ASSETS	$314,051	$737,133

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$134,682	$199,181
Accrued interest	84,147	71,218
Lease obligation, current portion	-	205,720
Disputed payable	263,950	263,950
Common stock payable	432,500	432,500
Deferred liabilities	60,000	60,000
Convertible note payable	-	323,926
Notes payable	594,699	594,699
Total current liabilites	1,569,978	2,151,194

Long-term lease obligation	-	54,848
TOTAL LIABILITIES	1,569,978	2,206,042

CONTINGENCIES AND COMMITMENTS

COMMON STOCK SUBJECT TO RESCISSION	985,100	985,100

STOCKHOLDERS' DEFICIT:

Series A Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 325,982,943 and 290,485,137 issued and outstanding, respectively	32,598	29,048
Additional paid-in capital	5,585,225	5,547,988
Deficit accumulated during exploration stage	(7,858,850)	(8,031,045)
TOTAL STOCKHOLDERS' DEFICIT	(2,241,027)	(2,454,009)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$314,051	$737,133

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Period from March 6, 2008
	September 30,		(inception) through
	2013	2012	September 30, 2013

REVENUE	$-	$-	$619

OPERATING EXPENSES:
General and administrative	78,545	439,841	3,363,907
Exploration expense	6,818	20,684	463,205
Impairment of mining claims	-	-	714,700
Impairment of other assets	-	-	32,122
Total operating expenses	85,363	460,525	4,573,934

OTHER (INCOME) EXPENSES:
Other income	(2,500)		(2,500)
Interest expense	158,059	23,942	3,516,868
Loss on settlement of litigation	-	-	29,500
Loss on settlement of accounts payable	-	-	33,014
Loss on debt conversion	-	-	121,770
Gain on settlement of note payable to Tonaquint	(106,999)	-	(106,999)
Gain on sale of assets to Gunner Gold LLC	(306,118)	-	(306,118)
Total other (income) expenses	(257,558)	23,942	3,285,535

NET INCOME (LOSS)	$172,195	$(484,467)	$(7,858,850)

NET INCOME (LOSS) PER COMMON SHARE:
Basic and diluted	$0.00	$(0.00)

Weighted average common shares outstanding, basic and diluted	393,799,953	320,980,000

The accompanying notes are an integral part of these financial statements.

BONANZA GOLDFIELDS CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
	For the Three Months Ended		from March 6, 2008
	September 30,		(inception) through
	2013	2012	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$172,195	$(484,467)	$(7,858,850)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	6,818	2,213	31,095
Stock-based compensation	-	359,261	1,869,602
Impairment of mining claims	-	-	714,700
Impairment of other assets	-	-	32,122
Amortization of debt discount	125,259	-	2,744,881
Common stock issued for interest expense	-	-	610,583
Loss on settlement of litigation	-	-	29,500
Loss on settlement of accounts payable	-	-	33,014
Loss on debt conversion	-	-	121,770
Gain on settlement of note payable to Tonaquint	(106,999)		(106,999)
Gain on the sale of assets to Gunner Gold LLC	(306,118)	-	(306,118)
Changes in operating assets and liabilities:
Interest receivable	(14,167)	-	(57,937)
Prepaid expenses and other current assets	-	20,200	7,700
Accounts payable and accrued liabilities	(20,032)	20,728	197,246
Disputed payable	-	-	293,450
Deferred liabilities	-	-	60,000
Net cash used in operating activities	(143,044)	(82,065)	(1,584,241)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in mining equipment	-	-	(140,138)
Investment in mining property	-	-	(199,000)
Deposit	300	-	-
Proceeds from sale of assets to Gunner Gold LLC	433,635	-	433,635
Net cash provided by investing activities	433,935	-	94,497

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	-	355,800
Repayments of notes payable and convertible notes payable	(275,000)	-	(333,000)
Proceeds from convertible notes payable	-	-	437,389
Proceeds from the sale of common stock	-	140,000	1,054,003
Net cash provided by (used in) financing activities	(275,000)	140,000	1,514,192

INCREASE (DECREASE) IN CASH	15,891	57,935	24,448
CASH, BEGINNING OF PERIOD	8,557	85,623	-
CASH, END OF PERIOD	$24,448	$143,558	$24,448

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$2,500	$1,875	$670,470
Income taxes paid	$-	$-	$-

NONCASH INVESTING AND FINANCING TRANSACTIONS:

Notes issued to acquire mining claims	$-	$-	$357,000
Debt Discount	$-	$-	$2,507,342
Common stock issued for note modification	$-	$-	$48,387
Common stock issued to acquire mining claims	$-	$-	$458,700
Common stock issued for fixed assets	$-	$-	$43,872
Common stock issued for conversion of debt	$40,787	$-	$386,346
Common stock to be issued for settlement of litigation	$-	$-	$29,500
Common stock to be issued for note extension	$-	$-	$15,500

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has a working deficit and has not generated significant revenues since inception. As of September 30, 2013, the Company has an accumulated deficit of $7,858,850.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, management is planning to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-K for the year ended June 30, 2013.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Form 10-K have been omitted.

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
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

Cost method investment

The Company accounts for equity investment in private companies using the cost method accounting when the Company does not have the ability to exercise significant influence over the operating and financial policies of the investee. Cost method investment is adjusted only for other-than-temporary declines in fair value, certain distributions and additional investments. In September 2013, the Company acquired a 1% ownership interest in Gunner Gold LLC, a private company incorporated in Delaware. The investment is accounted for using the cost method.

Mineral property rights

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized. The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of September 30, 2013, management has determined that there was no impairment loss required for the three months then ended.

At such time as commercial production may commence, depletion of each mining property will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base. In cases where there are no proven or probable reserves, depletion will be provided on the straight-line basis over the expected economic life of the mine.

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management has determined that there is no impairment loss required for the three months ended September 30, 2013.

Asset Retirement Obligations

The Company had no operating properties at September 30, 2013, but the Company’s mineral properties will be subject to standards for mine reclamation that are established by various governmental agencies.  For these non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable.  Costs of future expenditures for environmental remediation are not discounted to their present value.  Such costs are based on management's current estimate of amounts that are expected to be incurred when the remediation work is performed within current laws and regulations.

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

BONANZA GOLDFIELDS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the associated long-lived assets and depreciated over the lives of the assets on a units-of-production basis.  Reclamation costs are accreted over the life of the related assets and are adjusted for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate on the underlying obligation.  There were no asset retirement obligations as of September 30, 2013 as there are presently no underlying obligations.

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

The Company follows a two-step approach to ultimately recognize and measure uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments.  At September 30, 2013, the Company did not record any liabilities for uncertain tax positions.

Share-Based Compensation

The measurement of the cost of services received in exchange for an award of an equity instrument is based on the grant-date fair value of the award.  Compensation cost is recognized when the event occurs.  The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

Basic and Diluted Net Income (Loss) Per Common Share

Net income (loss) per common share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as during the period where a net loss is reported, the inclusion of common stock equivalents would be antidilutive and are therefore excluded from the calculation.  Options and warrants will have a dilutive effect only when the average stock price during the period exceeds the exercise price of the options or warrants (they are in the money).

At September 30, 2013 and 2012, common stock equivalents consisted of warrants to purchase 5,500,000 and 25,500,000 shares of common stock, respectively, which have been antidilutive.

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

BONANZA GOLDFIELDS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – SALE OF ASSETS TO GUNNER GOLD, LLC

On September 20, 2013, the Company entered into an Amended and Restated Asset Purchase Agreement with Gunner Gold, LLC. Pursuant to the terms of the Amended and Restated Asset Purchase Agreement, the Company exchanged the following assets for 3,300,000 units of Gunner Gold, LLC common shares and $433,635 cash: 1) mining equipment and materials with net book value of $117,117; 2) right to conduct mining operations on the Company’s BLM properties for 7 years with the option to acquire the mineral rights for 700,000 additional units of Gunner Gold, LLC’s stock; 3) right to conduct mining operations on the Company’s Hull Lode Mining Claim with a monthly payment of $2,500; 4) the Company’s Judgetown Mining Claim related to a lease agreement with Judgetown, LLC dated September 30, 2012 (See Note 4). The Company will receive 5% of the net proceeds, after the payment of all maintenance costs, earned by Gunner Gold, LLC from the mining operation on BLM properties. Gunner Gold, LLC also assumed $260,568 of the lease obligation pursuant to the lease agreement. $275,000 of the $433,635 proceeds was paid directly to Tonaquint, Inc. to satisfy the Company’s entire obligation to Tonaquint Inc. under the Secured Convertible Promissory Note and Warrant Purchase Agreement entered on October 1, 2012.  The 3,300,000 units of Gunner Gold, LLC was valued at $39,600 on the acquisition date and is accounted for using the cost method of accounting because the Company does not have the ability to exercise significant influence over the operating and financial policies of Gunner Gold, LLC. The Company recognized a gain on sale of assets of $306,118 as a result of the transaction. The gain represents the excess of the sum of the fair value of the Company’s investment in Gunner Gold LLC and $433,635 cash over the sum of the carrying value of the assets sold.

At September 30, 2013, the Company had a receivable of $57,500 from Gunner Gold, LLC related to this transaction.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2013 and June 30, 2013:

	September 30, 2013	June 30, 2013
Support equipment	$-	$148,215
Less: accumulated depreciation	-	(24,277)
Net property and equipment	-	123,938

Depreciation expense was $6,818 and $2,213 for the three months ended September 30, 2013 and 2012, respectively.

NOTE 5 – MINING CLAIMS

The following is a detail of mining claims at September 30, 2013 and June 30, 2013:

	September 30, 2013	June 30, 2013
Midas Placer Mining Claim (fully impaired)	$565,700	$565,700
Tarantula (Hull Lode) Mining Claim	250,000	250,000
Osiris Gold Joint Venture (fully impaired)	50,000	50,000
Judgetown Mining Claim	-	310,568
Total mining and equipment activity	865,700	1,176,268
Accumulated impairment of mining claims	(615,700)	(615,700)
Total Mining Claims	$250,000	$560,568

During the year ended June 30, 2013, the Company learned that the title of Midas Placer Claim which the Company purchased from Global Minerals, Inc., was never transferred to the Company. The Company did not record any adjustment during the year ended June 30, 2013 as the Midas Placer Mining Claim was fully impaired during fiscal year 2011.

On September 30, 2012, the Company entered into a lease agreement with Judgetown LLC, an Arizona Limited Liability Company located in Arizona to lease 130.76 acres land in the county of Yavapai, Arizona. The lease is exclusive to the Company and its successors and assigns all of Judgetown LLC’s interest in and to all mining rights and minerals beneath the surface of, within, or that may be produced from the land. The lease is for a period of two years unless terminated pursuant to the lease. The lease obligation, as amended on February 9, 2013, is $200,000 for the first year and $120,000 for the second year.  An option to purchase the land was also granted for a price of $1,190,000 less lease payments before January 15, 2015. At June 30, 2013, $310,568 of the discounted value of the lease payments was recorded as the Judgetown Mining Claim as a component of Mining Claims assets. As of June 30, 2013, the Company had recorded a lease obligation payable related to this agreement of $260,568. The Judgetown lease rights were sold on September 20, 2013. See Note 3.

BONANZA GOLDFIELDS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
NOTE 6 – NOTES PAYABLE

The Company had the following notes payable outstanding as of September 30, 2013 and June 30, 2013:

	September 30, 2013	June 30, 2013
Gold Exploration LLC (a)
Dated - June 1, 2008	$52,699	$52,699

Venture Capital International (b)
Dated – March 30, 2009	12,000	12,000

Venture Capital International (c)
Dated - May 7, 2009	17,000	17,000

Advantage Systems Enterprises Limited (d)
Dated – July 3, 2009	17,000	17,000

Advantage Systems Enterprises Limited (e)
Dated – August 7, 2009	10,000	10,000

Venture Capital International (f)
Dated – October 15, 2009	10,000	10,000

Venture Capital International (g)
Dated – October 27,2009	7,000	7,000

Advantage Systems Enterprises Limited (h)
Dated – November 9, 2009	25,000	25,000

Venture Capital International (i)
Dated – November 23, 2009	5,000	5,000

Strategic Relations Consulting, Inc. (j)
Dated – March 31, 2010	15,000	15,000

Summit Technology Corporation, Inc. (k)
Dated November 22, 2010	2,000	2,000

Gold Exploration LLC (l)
Dated July 29, 2010	97,000	97,000

Freedom Boat, LLC (m)
Dated February 7, 2012	250,000	250,000

Dr. Linh B. Nguyen (n)
Dated May 23, 2012	25,000	25,000

Mr. Charles Chapman (o)
Dated December 27, 2012	50,000	50,000

Tonaquint, Inc. (p)
Dated October 1, 2012	-	449,185
Total notes and convertible note payable	594,699	1,043,884
Less debt discount	-	(125,259)
Less current portion of long-term debt	(594,699)	(918,625)
Long term debt	$-	$-

(a) The Company entered into a purchase agreement to purchase mining claims with Gold Exploration LLC in the amount of $99,000 on June 1, 2008. The Company paid $15,000 in cash and issued a note for $84,000 with an interest rate of 12% for the remaining balance. Pursuant to the purchase agreement, $7,000 should be paid each 90 days until the full principal balance plus accrued interest is paid off. As of September 30 and June 30, 2013, principal and interest payable to Gold Exploration LLC for this note is $73,264 and $71,670, respectively.  This agreement required that Gold Exploration LLC perfect the transfer and send the documents to the Company.  The transfer was never made and a review of the BLM lists of claims disclosed that Gold Exploration LLC never owned the claims that they attempted to sell to the Company.  On August 27, 2013, the Company has demanded the cancellation of the note agreement and remittance of $15,000. Gold Exploration LLC has not yet responded to the Company’s request.

(b) On March 30, 2009, the Company issued a $12,000 demand promissory note to Venture Capital International, Inc. The note is due on demand with an interest rate of 5%. As of September 30, 2013 and June 30, 2013, principal and interest payable to Venture Capital International, Inc. related to this note is $14,683 and $14,532, respectively. Venture Capital has not demanded the repayment of the note.

BONANZA GOLDFIELDS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(c) On May 7, 2009, the Company issued a $17,000 demand promissory note to Venture Capital International, Inc. The note is not secured, due on demand and has an interest rate of 5%. As of September 30, 2013 and June 30, 2013, principal and interest payable to Venture Capital International, Inc. related to this note is $20,712 and $20,498,respectively. Venture Capital has not demanded the repayment of the note.

(d) On July 3, 2009, the Company issued a $17,000 demand promissory note to Advantage Systems Enterprise Limited. The note is not secured, due on demand with an interest rate of 5%. As of September 30, 2013 and June 30, 2013, principal and interest payable to Advantage Systems Enterprise Limited related to this note is $20,614 and $20,400, respectively. Advantage Systems Enterprise Limited has not demanded the repayment of the note.

(e) On August 7, 2009, the Company issued a $10,000 demand promissory note to Advantage Systems Enterprises Limited. The note is not secured, due on demand with an interest rate of 5%. As of September 30, 2013 and June 30, 2013, principal and interest payable to Advantage Systems Enterprise Limited, Inc. related to this note is $12,074 and $11,948, respectively. Advantage Systems Enterprise Limited has not demanded the repayment of the note.

(f) On October 15, 2009, the Company issued a $10,000 demand promissory note to Venture Capital International. The note is not secured, due on demand with an interest rate of 5%. As of September 30, 2013 and June 30, 2013, principal and interest payable to Venture Capital International related to this note is $ $11,979 and $11,853, respectively. Venture Capital has not demanded the repayment of the note.

(g) On October 27, 2009, the Company issued a $7,000 demand promissory note to Venture Capital. The note is not secured, due on demand with an interest rate of 5%. As of September 30, 2013 and June 30, 2013, principal and interest payable to Venture Capital International related to this note is $8,374 and $8,286, respectively.  Venture Capital has not demanded the repayment of the note.

(h) On November 9, 2009, the Company issued a $25,000 demand promissory note to Advantage Systems Enterprise Limited. The note is not secured, due on demand with an interest rate of 5%. As of September 30, 2013 and June 30, 2013, principal and interest payable to Advantage Systems Enterprise Limited related to this note is $29,887 and $29,572, respectively. Advantage Systems Enterprise Limited has not demanded the repayment of the note.

(i) On November 23, 2009, the Company issued a $5,000 demand promissory note to Venture Capital International. The note is not secured, due on demand with an interest rate of 5%. As of September 30, 2013 and June 30, 2013, principal and interest payable to Venture Capital International related to this note is $5,963 and $5,900, respectively. Venture Capital International has not demanded the repayment of the note.

(j) On March 31, 2010, the Company issued a $15,000 demand promissory note to Strategic Relations consulting, Inc. The note is not secured, due on demand with an interest rate of 5%. As of September 30, 2013 and June 30, 2013 principal and interest payable to Strategic Relations Consulting, Inc. related to this note is $17,628 and $17,439, respectively.  Subsequent to September 30, 2013, Strategic Relations Consulting, Inc. has agreed to convert the note to 15,000 units of Gunner Gold’s stock that the Company acquired on September 20, 2013.

(k) On November 22, 2010, the Company issued a $7,000 demand promissory note to Summit Technologies Corporation, Inc. The note is not secured, due on demand with an interest rate of 5%. As of September 30, 2013 and June 30, 2013, principal and interest payable to Strategic Relations Consulting, Inc. related to this note is $2,436 and $2,411, respectively.  Summit Technologies Corporation, Inc. has not demanded the repayment of the note.

 (l) On July 29, 2010, the Company issued 8,300,000 common shares to Gold Exploration LLC, valued at $83,000 (or $0.01 per share) based upon the closing price of the Company’s stock on the date the agreement was executed, to partially repay  $10,000 of principal on the promissory note held by Gold Exploration LLC initially issued to Global Mineral Resources Corporation.  This payment of common stock reduced the outstanding balance of the note held by Gold Exploration LLC to $97,000. The Company recognized a loss on debt conversion of $73,000.  During fiscal year 2012, the note holder called the balance of the note and demanded payment although the agreement states the note is not due until 2015. The note holder indicated that the note was in default because the Company failed to maintain the Midas Placer Mining Claim, collateral which secured the note.  Pursuant to the note agreement, the note should accrue interest at 12% when due or declared due. The note is classified as a current liability on the balance sheets. As of September 30 and June 30, 2013, principal and interest payable to Gold Exploration LLC related to this note is $123,214 and $120,280, respectively.  This agreement required that Gold Exploration LLC perfect the transfer and send the documents to the Company.  The transfer was never made and a review of the BLM lists of claims disclosed that Gold Exploration LLC never owned the claims that they attempted to sell to the Company.  On June 2, 2011, Gold Exploration LLC requested to lift the Section 144 restrictive legends without a proper legal opinion and the legends were removed at the direction of David Janney, the Company’s former CEO.  On August 27, 2013, the Company demanded the cancellation of the promissory note and the return of the 8,300,000 common shares.  Gold Exploration LLC has not yet responded to the Company’s demand.

BONANZA GOLDFIELDS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(m) On February 7, 2011, the Company issued a $250,000 promissory note with an interest rate of 12% per annum to Freedom Boat LLC (“Freedom Boat”). Payment of $2,500 is due monthly from July 5, 2011 through December 5, 2011 with a final payment of interest and principal of $260,000 due on February 7, 2012. Freedom Boat also has a right to royalties under certain conditions. The note is secured by the Hull Lode claim, the West Acre Hull tract, property held by David Janney, former officer, and 10,000,000 of the Company’s common shares currently held in escrow.  Proceed from the note was used to purchase Tarantula Mining Claim from Judgetown, LLC.  As of September 30 and June 30, 2013, the remaining principal owed was $250,000.   This note is presently in default but the Company is negotiating with the holder for an amendment of this note.  On September 24, 2013 the Company entered into an agreement with Gunner Gold LLC in which Gunner agreed to pay $2,500 per month to lease the Hull Lode claim for 24 months. The $2,500 received from Gunner Gold LLC will be used to pay the monthly interest payment on the above note.

(n) On April 6, 2011, the Company entered into a demand promissory note with Linh B. Nguyen in the amount of $25,000.  The note is not secured, due on demand with an interest rate of 5%.  As of September 30 and June 30, 2013, principal and interest payable to Linh B. Nguyen related to this note is $27,942 and $27,627, respectively. Dr. Nguyen has demanded the repayment of this note during the year ended June 30, 2013. The note is currently in default.

(o) On December 27, 2011, the Company issued a $50,000 unsecured promissory note to Mr. Charles Chapman.  The note was due on February 15, 2012 with an interest rate of 12%.  Pursuant to the note agreement, Mr. Chapman has the right to receive 500,000 shares of the Company’s common stock in lieu of interest payment. On December 28, 2011, the Company issued 500,000 shares valued at $4,000 in lieu of the interest.  On March 19, 2012, the note agreement was amended to extend the due date to May 15, 2012.  Pursuant to the amendment, the Company agreed to issue an additional 500,000 common shares valued at $15,500 which was recorded as debt discount and fully amortized during fiscal year 2012.  On May 16, 2012, the Company entered into a second amendment to extend the loan to November 15, 2012. Pursuant to the second amendment, the Company will issue 100,000 shares of its common stock per month for a period of six months in lieu of interest. During the year ended June 30, 2013, the Company issued the 500,000 common shares related to the March 19, 2012 amendment and an additional 100,000 common shares for one month interest which was valued at 1,950.  On October 9, 2013, the $50,000 note and any unpaid interest were settled with 55,000 units of Gunner Gold, LLC stock that the Company acquired on September 20, 2013.

(p) On October 1, 2012, the Company entered into a Secured Convertible Promissory Note and Warrant Purchase Agreement with Tonaquint, Inc., a Utah corporation ("Tonaquint"), whereby the Company issued (i) a Secured Convertible Promissory Note of the Company in the principal amount of $1,660,000 with a conversion price of $0.05 per share and an annual interest rate of 8% and (ii) a warrant to purchase 158,953,080 shares of the Company’s common stock. The warrant has an exercise price of $0.075 per share and can be exercised at any time within five years after October 1, 2012. Tonaquint has the right to convert, subject to restrictions described in the promissory note, all or a portion of the outstanding amount of the promissory note that is eligible for conversion into shares of the Company’s common stock.

Buyer Mortgage Note 1 was due on the earlier of (1) 60 days following March 31, 2015, and (2) upon the Company’s filing of a registration statement pursuant to the Secured Convertible Promissory Note and Warrant Purchase Agreement.  Buyer Mortgage Note 2 was due on the earlier of (1) 60 days following March 31, 2015, and (2) if Tonaquint has been required to repay Buyer Mortgage Note 1, 5 trading date after the initial registration statement is declared effective.  Buyer Mortgage Note 3 was due on the earlier of (1) 60 days following March 31, 2015, and (2) if (i) the shares issued to Tonaquint to repay the Secured Convertible Promissory Note are freely saleable or covered by an effective registration statement (ii) Tonaquint has been required to repay Buyer Mortgage Note 2 and (ii) the Company has produced 200 ounces of gold with an average production of at least 1 gram per ton of processed material within 60 days after Tonaquint was required to pay Buyer Mortgage Note 2; (iii) outstanding balance of the Secured Convertible Promissory Note payable to Tonaquint is less or equal to $1.3 million. The $750,000 promissory note receivable from Tonaquint was due on the earlier of (1) 60 days following March 31, 2015, and (2) if (i) the shares issued to Tonaquint to repay the Secured Convertible Promissory Note are freely saleable or covered by an effective registration statement (ii) Tonaquint has been required to repay Buyer Mortgage Note 3 and (ii) the Company has produced 200 ounces of gold with an average production of at least 1 gram per ton of processed material, within 60 days after Tonaquint was required to pay Buyer Mortgage Note 3; (iii) outstanding balance of  the Secured Convertible Promissory Note payable to Tonaquint is less or equal to $900,000.

The promissory note was due on April 1, 2015 and the interest was payable monthly.  The total amount to be funded is $1,500,000, representing the principal amount of $1,660,000 less an original issuance discount of $150,000 and the payment of $10,000 to cover Tonaquint’s fees. The shares of common stock underlying the Secured Convertible Promissory Note and Warrant were to be registered by a registration statement pursuant to the terms and conditions of a registration rights agreement. The registration statement has been withdrawn with Tonaquint’s consent.

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

BONANZA GOLDFIELDS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The Company’s default status on the Freedom Boat note existed prior to and during negotiations on the transaction with Tonaquint.

As of September 30, 2013, the Company has received net proceeds of $307,514 from Tonaquint.  Pursuant to the purchase agreement, warrants to purchase 22,106,057 shares of the Company’s common stock were issued. The Company determined the estimated fair value of the warrants was $1,146,845. $1,146,845 of the proceeds were allocated to the warrants. The promissory note included a beneficial conversion feature of $363,155. The total discount of $1,660,000, including the original issuance discount of $150,000, was amortized over the life of the promissory note commencing upon the receipt of the funding.

Beginning on March 30, 2013, and each month thereafter, the Company was to pay to Tonaquint principal payments of $69,167 plus the sum of any accrued and unpaid interest due on such date by converting such amount at a conversion price equals to the lower of the (i) conversion price in effect ($0.05 per share if no anti-dilution adjustment) (ii) 65% of the arithmetic average of the three lowest volume-weighted average prices of the stock price during the 20 consecutive trading day period immediately preceding the date of the payment date; provided, however, the Company may, at its option as described in the agreement, pay all or any part of such installment amount by redeeming such installment amount in cash or by any combination of a Company conversion and a Company redemption.

At June 30, 2013, the Company offset the notes receivable from Tonaquint of $1,202,486 with notes payable to Tonaquint of $1,651,671 as permitted under the agreement and had interest receivable from Tonaquint of $43,770. During the three months ended September 30, 2013, the Company recorded interest income of $14,167 which was offset with interest expense of $31,537 related to the agreement with Tonaquint.

During the three months ended September 30, 2013, the Company issued Tonaquint 35,497,806 common shares to repay interest of $22,439 and principal of $18,348.

On September 20, 2013, the entire Secured Convertible Promissory Note and Warrant Purchase Agreement with Tonaquint, Inc were settled with a cash payment of $275,000. The Company recorded a $106,999 gain on settlement of note payable related to this settlement.

NOTE 7 - EQUITY

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

Common Stock

On July 25, 2013 and August 30, 2013, the Company issued 12,695,369 and 22,802,437 common shares, respectively, to repay accrued interest and principal totaling $40,787 related to the note payable to Tonaquint.

NOTE 8 – STOCK-BASED COMPENSATION

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

BONANZA GOLDFIELDS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

There was no warrant activity during the three months ended September 30, 2013. Details of warrants outstanding are presented below:

	Shares Available for Grant	Number of Shares Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
June 30, 2013	29,500,000	5,500,000	$0.01	1.41	-
September 30, 2013	29,500,000	5,500,000	$0.01	1.16	-

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

On October 1, 2012, Mr. Cao entered into an employment agreement with the Company. Pursuant to the employment agreement, the Company will compensate Mr. Cao $4,000 monthly. In February 2013, Mr. Cao agreed to temporarily terminate the agreement since the Company is not active in mining operations.

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

On October 30, 2012, management learned that former President and CEO, Mr. Scott Geisler, filed suit against the Company on September 20, 2012, in the Circuit Court of the Sixth Judicial District in the State of Florida. The Company has not yet been served with the summons and complaint or filed an answer. Mr. Geisler asserts that the Company is in default with respect to payments under a Settlement and Mutual Release Agreement entered into upon his resignation as an officer and director of the Company and effective June 8, 2012. Mr. Geisler claims monetary damages "in excess of $15,000," attorneys' fees, court costs and seeks the issuance of 7,500,000 shares of common stock that is provided for under the Settlement and Mutual Release Agreement. We have engaged legal counsel to represent the Company in this dispute and counsel has identified defenses to the claims and setoffs. The case has been dismissed due to the Plaintiffs failure to prosecute the case against the Company.

BONANZA GOLDFIELDS CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

NOTE 10 – SUBSEQUENT EVENTS

On October 9, 2013, the Company transferred 55,000 units of Gunner Gold LLC to Charles Chapman for the settlement of principal and accrued interest payable to him under the note agreement dated December 27, 2012.

Subsequent to September 30, 2013, Strategic Relations Consulting, Inc. has agreed to convert the note to 15,000 units of Gunner Gold’s stock that the Company acquired on September 20, 2013.

* * * * * * * * * * *
In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” and “our” refer to Bonanza Goldfields Corporation, unless the context requires otherwise.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC).  The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.  Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.  In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

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

A National Instrument 43-101 Technical Report was prepared August 30, 2011 on mineral rights now owned or leased by Gunner Gold.  This is a report that is the standard used in the industry to estimate the amount of minerals located on the subject property.  The report places an estimate of its inferred mineral resources at 5.88 million ounces of gold and with current gold spot prices of roughly $1,275 per ounce it could have a perceived gross value of approximately $7.5 billion.

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

As of November 14, 2013, our leased lands consist of 38 lode claims covering about 455 acres of patented, private property claims and BLM claims in the Date Creek Mountains, Arizona consisting of both alluvial and mineralized quartz deposits, as well as the presence of certain rare earth elements. A  Preliminary Geological Survey as well as subsequent testing and assays of the leased claims were prepared by Auric Resources International, Inc. of Wickenburg, Arizona. Shareholders can access the report and test results at our website: www.bonanzagoldfields.com (such website and its contents are not to be incorporated by reference to this report).

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

RESULTS OF OPERATIONS

Three months Ended September 30, 2013 Compared to Three months Ended September 30, 2012

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

For the three months ended September 30, 2013 and 2012, we generated no revenue. Our future revenue plan is uncertain and is dependent on our ability to effectively mine our products, generate sales, and obtain contract mining opportunities. There are no assurances of the ability of our Company to begin to mine our claim. The cost of mining is intensive so it is critical for us to raise appropriate capital to implement our business plan. We had net income of $172,195 for the three months ended September 30, 2013 and a net loss of $484,467 for the three months ended September 30, 2012, respectively, and our losses since inception amount to $7,858,850.

Our operating expenses for exploration activities for the three months ended September 30, 2013 and 2012 were $6,818 and $20,684, respectively. The costs associated with exploration activities included trenching, testing, hauling, and labor costs associated with the exploration of our gold mines claims.

Our general and administrative expenses for the three months ended September 30, 2013 and 2012 were $78,545 and $439,841, respectively.  The decrease is primarily attributable to the decrease of compensation to an officer and a consultant. The Company is not active in its mining operation and has temporarily terminated its employment agreement with certain officer and consultant.

Our interest expense for the three months ended September 30, 2013 and 2012 was $158,059 and $23,942, respectively. The increase is primarily attributable to the full amortization of debt discount related to a note issued to Tonaquint, Inc. as a result of the settlement in September 2013.

During the three months ended September 30, 2013, the Company settled the entire Secured Convertible Promissory Note and Warrant Purchase Agreement with Tonaquint, Inc with cash payment of $275,000 and recorded $106,999 gain on settlement of note payable to Tonaquint.

During the three months ended September 30, 2013, the Company exchanged its Judgetown claim and certain other assets for a noncontrolling interest in Gunner Gold LLC’s and $433,635 cash and recorded $306,118 gain on sale of assets to Gunner Gold LLC.

Liquidity and Capital Resources

Our cash used in operating activities for three months ended September 30, 2013 was $143,044 compared to $82,065 for the three months ended September 30, 2012. The increase in cash used in operations was primarily attributable to the increase of cash payments made to the professionals.

Cash provided by investing activities was $433,935 and $0 for the three months ended September 30, 2013 and 2012, respectively. The increase is mainly due to the cash received from sale of assets to Gunner Gold LLC.

Our cash used in financing activities for the three months ended September 30, 2013 was $275,000 compared to $140,000 cash provided by financing activities for the three months ended September 30, 2012. We settled the entire Secured Convertible Promissory Note and Warrant Purchase Agreement with Tonaquint, Inc with cash payment of $275,000 during the three months ended September 30, 2013. Cash provided by financing activities during the three months ended September 30, 2012 included the proceeds from the sale of common stock.

We are in default on our note to Freedom Boat, LLC for $250,000 which is secured by 10,000,000 shares of common stock of the Company. We have preliminarily agreed with Freedom Boat to pay monthly interest for another 2 years from September 30, 2013 with the balance due at the end of the 24-month term. On September 24, 2013 the Company entered into an agreement with Gunner Gold LLC in which Gunner agreed to pay $2,500 for 24 months to lease the Company’s Hull Lode claim. The $2,500 monthly payment will be used to repay the interest of note payable to Freedom Boat.

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

The Secured Convertible Promissory Note was due on April 1, 2015 and the interest rate of 8% payable monthly. In the event the Company elects to prepay all or any portion of the outstanding balance, the Company shall pay Tonaquint 135% of the amount the Company elects to prepay. The total amount to be funded is $1,500,000, representing the principal amount of $1,660,000 less an original issuance discount of $150,000 and the payment of $10,000 to cover Tonaquint’s fees. The shares of common stock underlying the Secured Convertible Promissory Note and Warrant were to be registered by a registration statement pursuant to the terms and conditions of a registration rights agreement. The registration statement has been withdrawn with Tonaquint’s consent. Tonaquint initially funded the Company $150,000 in cash and issued three Buyer Mortgage Notes, in the principal amount of $50,000, $150,000, and $400,000 and a promissory note in the amount of $750,000 to the Company pursuant to the agreement. The Buyer Mortgage Notes are secured by certain real property owned by Tonaquint located in Cook County, Illinois.

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

As of September 30, 2013, we have received principal of $307,514 pursuant to the Secured Convertible Promissory Note. A National Instrument 43-101 Technical Report was prepared August 30, 2011 on mineral rights now owned or leased by Gunner Gold.  This is a report that is the standard used in the industry to estimate the amount of minerals located on the subject property.  The report places an estimate of its inferred mineral resources at 5.88 million ounces of gold and with current gold spot prices of  approximately $1,275 per ounce it could have a perceived gross value of approximately $7.5 billion.

On September 20, 2013, the entire Secured Convertible Promissory Note and Warrant Purchase Agreement with Tonaquint, Inc was settled with cash payment of $275,000.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the three months ended September 30, 2013 mainly due to lack of segregation of duties.

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

(c) Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 30, 2012 we learned that former President and CEO, Scott Geisler, filed suit against the Company on September 20, 2012, in the Circuit Court of the Sixth Judicial District in the State of Florida. The Company has not yet been served with the summons and complaint or filed an answer. Mr. Geisler asserts that the Company is in default with respect to payments under a Settlement and Mutual Release Agreement entered into upon his resignation as an officer and director of the Company and effective June 8, 2012. Mr. Geisler claims monetary damages "in excess of $15,000," attorneys' fees, court costs and seeks the issuance of 7,500,000 shares of common stock that is provided for under the Settlement and Mutual Release Agreement. We have engaged legal counsel to represent the Company in this dispute and counsel has identified defenses to the claims and setoffs. The case has been dismissed due to the lack of prosecution by the Plaintiffs against the Company.

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

There Is Substantial Doubt Exists About Our Ability To Continue As A Going Concern

The Company has a working deficit and has not generated significant revenues since inception. As of September 30, 2013, the Company has an accumulated deficit of $7,858,850.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

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

We were incorporated on March 6, 2008 and we have not started our proposed business activities or realized any significant revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss was $7,858,850 from inception to September 30, 2013. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2013.

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

Registrant Date: November 14, 2013	Bonanza Goldfields Corp. By: /s/ Michael Stojsavljevich
Michael Stojsavljevich
Chairman, Chief Executive Officer (Principal Executive Officer)

Registrant Date: November 14, 2013	Bonanza Goldfields Corp. By: /s/ Michael Stojsavljevich
Michael Stojsavljevich
Chief Financial Officer (Principal Accounting Officer,)