Form 10-K
period 2021-12-31
Bonanza Goldfields Corp.
filed 2022-03-31
CIK 1439264

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53612

BONANZA GOLDFIELDS CORP.

(Exact name of registrant as specified in its charter)

nevada	26-2723015
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

37/F, Singapore Land Tower 50 Raffles Place Singapore 048623
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: + 65 6829 7029

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or any emerging growth company”. See the definitions of “large accelerated filer,” “accelerated filer” , “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at March 23, 2022
Common Stock, $0.0001 par value per share	1,867,681,876 shares

The aggregate market value of the $553,047,199 shares of Common Stock of the registrant held by non-affiliates on June 30, 2021, the last business day of the registrant’s second quarter, computed by reference to the closing price reported by the Over-the-Counter Bulletin Board on that date is $0.0052.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

INTRODUCTORY COMMENT

We are not a Hong Kong operating company but a Nevada holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and Singapore. Our investors hold shares of common stock in Bonanza Goldfields Corp., the Nevada holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our ability to obtain contributions from our subsidiaries are significantly affected by regulations promulgated by Hong Kong and Singaporean authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong.” set forth in the Company’s Amendment No. 4 to the Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 3, 2022 (the “Form 10”).

Bonanza Goldfields Corp. and our Hong Kong subsidiaries are not required to obtain permission from the Chinese authorities including the China Securities Regulatory Commission, or CSRC, or Cybersecurity Administration Committee, or CAC, to operate or to issue securities to foreign investors. However, in light of the recent statements and regulatory actions by the People’s Republic of China (“the PRC”) government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard including the risk that we inadvertently conclude that such approvals are not required, that applicable laws, regulations or interpretations change such that we are required to obtain approvals in the future, or that the PRC government could disallow our holding company structure, which would likely result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. These adverse actions could cause the value of our common stock to significantly decline or become worthless. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the Chinese Securities Regulatory Commission, if we fail to comply with such rules and regulations, which would likely adversely affect the ability of the Company’s securities to continue to trade on the Over-the-Counter Bulletin Board, which would likely cause the value of our securities to significantly decline or become worthless.

There may be prominent risks associated with our operations being in Hong Kong. For example, as a U.S.-listed Hong Kong public company, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. It could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Additionally, changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and Data Security Law, may target the Company's corporate structure and impact our ability to conduct business in Hong Kong, accept foreign investments, or list on an U.S. or other foreign exchange. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement, The business of our subsidiaries are not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) our DOT product allows individual users to purchase and make use of the access to the entertainment contents; (ii) we do not possess a large amount of personal information in our business operations.. In addition, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than Renminbi (“RMB”) 400 million. Currently, these statements and regulatory actions have had no impact on our daily business operations, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. For a detailed description of the risks the Company is facing and the offering associated with our operations in Hong Kong, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong.” set forth in the Form 10.

ii

The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result, an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (HFCAA) which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the U.S. Securities and Exchange Commission adopted rules to implement the HFCAA. Pursuant to the HFCAA, the Public Company Accounting Oversight Board (PCAOB) issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is based in Kuala Lumpur, Malaysia and is subject to PCAOB inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Furthermore, due to the recent developments in connection with the implementation of the Holding Foreign Companies Accountable Act, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCA Act that the PCAOB be permitted to inspect the issuer’s public accounting firm within two or three years, may result in the delisting of our securities from applicable trading markets in the U.S, in the future if the PCAOB is unable to inspect our accounting firm at such future time. Please see “Risk Factors- The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted.  There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.”

In addition to the foregoing risks, we face various legal and operational risks and uncertainties arising from doing business in Hong Kong as summarized below and in “Risk Factors — Risks Relating to Doing Business in Hong Kong.” set forth in the Form 10.

•	Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business. Please see “Risk Factors-We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.” set forth in the Form 10.
•	We are a holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and Singapore. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends. Please see ”Risk Factors- Because our holding company structure creates restrictions on the payment of dividends, our ability to pay dividends is limited.

iii

•	PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our operating subsidiaries in Hong Kong. Substantial uncertainties exist with respect to the interpretation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations. Please see ‘Risk Factors- PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business.” set forth in the Form 10.
•	In light of China’s extension of its authority into Hong Kong, the Chinese government can change Hong Kong’s rules and regulations at any time with little or no advance notice, and can intervene and influence our operations and business activities in Hong Kong. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, if our subsidiaries or the holding company were required to obtain approval in the future, or we erroneously conclude that approvals were not required, or we were denied permission from Chinese authorities to operate or to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange and the value of our common stock would likely significantly decline or become worthless, which would materially affect the interest of the investors. There is a risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers, which could result in a material change in our operations and/or the value of our securities. Further, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers would likely significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “Risk Factors-We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and accordingly on the results of our operations and financial condition.” and “The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.” set forth in the Form 10.

•	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.
•	We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers. Please see “Risk Factors- The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.” set forth in the Form 10.
•	Under the Enterprise Income Tax Law of the PRC (“EIT Law”), we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders. Please see “Risk Factors- Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth in the Form 10.

iv

•	Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident Shareholders to personal liability, may limit our ability to acquire Hong Kong and PRC companies or to inject capital into our Hong Kong subsidiary, may limit the ability of our Hong Kong subsidiaries to distribute profits to us or may otherwise materially and adversely affect us.
•	The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (HFCAA) which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the U.S. Securities and Exchange Commission adopted rules to implement the HFCAA. Pursuant to the HFCAA, the Public Company Accounting Oversight Board (PCAOB) issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Please see “Risk Factors- The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.” set forth in the Form 10.
•	You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of shares of our common stock. Please see “Risk Factors- Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.” set forth in the Form 10.
•	We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies. Please see “Risk Factors- We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.” set forth in the Form 10.
•	We are organized under the laws of the State of Nevada as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong, Singapore and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in Hong Kong against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries. Please see “Risk Factors- It may be difficult for stockholders to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders.” set forth in the Form 10.
•	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.
•

There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits. Please see “Risk Factors- Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth in the Form 10.

v

References in this registration statement to the “Company,” “BONZ,” “we,” “us” and “our” refer to Bonanza Goldfields Corp., a Nevada company and all of its subsidiaries on a consolidated basis. Where reference to a specific entity is required, the name of such specific entity will be referenced.

Transfers of Cash to and from Our Subsidiaries

Bonanza Goldfields Corp. is a Nevada holding company with no operations of its own. We conduct our operations in Hong Kong primarily through our subsidiaries in Hong Kong and Singapore. We may rely on dividends to be paid by our Hong Kong and Singapore subsidiaries to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. If our Hong Kong and Singapore subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. To date, our subsidiaries have not made any transfers, dividends or distributions to Bonanza Goldfields Corp. and Bonanza Goldfields Corp. has not made any transfers, dividends or distributions to our subsidiaries.

Bonanza Goldfields Corp. is permitted under the Nevada laws to provide funding to our subsidiaries in Hong Kong through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. Our Hong Kong subsidiaries, Marvion (Hong Kong) Limited and Typerwise Limited (“Typerwise”), and our Singapore subsidiary Marvion Private Limited, are also permitted under the laws of Hong Kong and Singapore to provide funding to Bonanza Goldfields Corp. through dividend distribution without restrictions on the amount of the funds. As of the date of this report, there has been no dividends or distributions among the holding company or the subsidiaries nor do we expect such dividends or distributions to occur in the foreseeable future among the holding company and its subsidiaries.

We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, contractual requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments.

Subject to the Nevada Revised Statutes and our bylaws, our board of directors may authorize and declare a dividend to shareholders at such time and of such an amount as they think fit if they are satisfied, on reasonable grounds, that immediately following the dividend the value of our assets will exceed our liabilities and we will be able to pay our debts as they become due. There is no further Nevada statutory restriction on the amount of funds which may be distributed by us by dividend.

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. The laws and regulations of the PRC do not currently have any material impact on transfer of cash from Bonanza Goldfields Corp. to our Hong Kong subsidiaries or from our Hong Kong subsidiaries to Bonanza Goldfields Corp. There are no restrictions or limitation under the laws of Hong Kong imposed on the conversion of Hong Kong dollar (“HKD”) into foreign currencies and the remittance of currencies out of Hong Kong or across borders and to U.S. investors.

Current PRC regulations permit PRC subsidiaries to pay dividends to Hong Kong subsidiaries only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of our subsidiaries in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Each of such entity in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation. As of the date of this prospectus, we do not have any PRC subsidiaries.

The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from our profits, if any. Furthermore, if our subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we or our subsidiaries are unable to receive all of the revenues from our operations, we may be unable to pay dividends on our common stock.

vi

Cash dividends, if any, on our common stock will be paid in U.S. dollars. If we are considered a PRC tax resident enterprise for tax purposes, any dividends we pay to our overseas shareholders may be regarded as China-sourced income and as a result may be subject to PRC withholding tax at a rate of up to 10.0%.

In order for us to pay dividends to our shareholders, we will rely on payments made from our Hong Kong subsidiaries to Bonanza Goldfields Corp. If in the future we have PRC subsidiaries, certain payments from such PRC subsidiaries to Hong Kong subsidiaries will be subject to PRC taxes, including business taxes and VAT. As of the date of this prospectus, we do not have any PRC subsidiaries and our Hong Kong subsidiaries have not made any transfers, dividends or distributions nor do we expect to make such transfers, dividends or distributions in the foreseeable future.

Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be lowered to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In current practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to dividends to be paid by a PRC subsidiary to its immediate holding company. As of the date of this prospectus, we do not have a PRC subsidiary. In the event that we acquire or form a PRC subsidiary in the future and such PRC subsidiary desires to declare and pay dividends to our Hong Kong subsidiary, our Hong Kong subsidiary will be required to apply for the tax resident certificate from the relevant Hong Kong tax authority. In such event, we plan to inform the investors through SEC filings, such as a current report on Form 8-K, prior to such actions. See “Risk Factors – Risks Relating to Doing Business in Hong Kong.”

vii

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-K including, without limitation, statements in the “Market Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s market projections, financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company's business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Amendment No. 4 to the Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 3, 2022.

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

viii

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

We are a Nevada holding company that through its subsidiaries are engaged in the media distribution business. Specifically, we provide authentication, valuation and certification (“AVC”) service, sale and purchase, hire purchase, financing, custody, security and exhibition (“CSE”) services to buyers of movie and music media through traditional channels as well as through leveraging blockchain technology through the creation of digital ownership tokens (“DOTs”). We operate in two business segments through our subsidiaries: (i) a strategic business and management advisory services operated through Typerwise Limited, a Hong Kong limited liability company; and (ii) a DOT solution service business operated through Marvion Private Limited, a Singapore limited liability company. Typerwise is a cross-cultural strategic and management consulting firm founded by an investment banking professional with experience in financial markets, legal, compliance and business operations. Typerwise offers financing and business development solutions as well as related professional services such as assisting clients in meeting regulatory and best practices requirements. With the development of the Digital Ownership Tokens (“DOT”) based on blockchain technologies, Typerwise has been assisting technology companies in meeting regulatory and legal requirements while setting up and offering DOT products and services in Hong Kong. Leveraging the blockchain technologies obtained by Marvion, the group developed a media distribution business by minting a DOT for the media as a unique identification to track and identify the ownership and access rights to the media products. The media products can be movie, music or graphics files. Marvion will acquire the media and sell all DOT minted media products through online marketplaces. Typerwise was incorporated on May 29, 2018, in Hong Kong. During the years ended December 31, 2021 and 2020, our strategic business and management advisory services segment generated revenue of $201,137 and $0, respectively, and our sale and distribution of the licensed media content embedded with DOT solution business segment generated revenue of $95,955 and $0, respectively. The Company accepts payment for services in the form of select and liquid digital assets, but does not hold digital assets as an investment. Such digital assets should be converted into fiat currency or stable digital currency after receipt, subject to the factors include but not limited to currency fluctuations, government policies, exchange control regulations, and general economic market condition.

In providing our service solutions, we rely on third party blockchain platforms to complete our services. Because we are dependent on third party providers to support certain aspects of our business activities, any interruptions in services by these third parties may impair our ability to service our clients. Please see “Risk Factors- We rely on third-party service providers and partners for certain aspects of our operations, and any interruptions in services provided by these third parties may impair our ability to support our users.” Our solutions, however, are blockchain independent in that we do not rely specific on a single blockchain provider to complete our service solutions but may switch our media to different blockchain services on an as needed basis. We currently have no plans to develop or maintain our own blockchain and intend to focus on providing business solutions.

On October 18, 2021, we acquired Marvion Holdings Limited, a British Virgin Islands limited liability company, that is engaged in the business of management advisory services and DOT solution services. Our DOT solution services include: (i) creating DOTs for third party movie and music producers, including media authentication and access information; and (ii) providing a website platform to host, access and consume (view or listen) their media. We will charge a fee to create DOTs for their movie and music works. We will also be charging a platform fee for each success selling of their DOT on our platform. While their media is hosted on our media marketplace platform, user access to the media with the proper DOT will not incur extra charges.

Marvion Private Limited, the operating company of Marvion Holdings Limited, was incorporated on August 19, 2021, in Singapore. With the acquisition of Marvion, we plan to build a more profitable entertainment ecosystem that provides more cost effective and autonomous solutions, with less middlemen and more direct access to the media distribution. We aim to integrate the two businesses to help prospective songwriters, producers, independent labels and performers navigate the potential issues in engaging their works with a wider audience through DOT.

Our corporate organization chart is below.

We are not a Hong Kong operating company but a Nevada holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and Singapore. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiaries and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Bonanza Goldfields Corp. and its Hong Kong subsidiaries are not required to obtain permission from the Chinese authorities including the China Securities Regulatory Commission, or CSRC, or Cybersecurity Administration Committee, or CAC, to operate or to issue securities to foreign investors. However, in light of the recent statements and regulatory actions by the PRC government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we (the parent company and our subsidiaries) may be subject to the risks of uncertainty of any future actions of the PRC government in this regard including the risk that we inadvertently conclude that such approvals are not required, that applicable laws, regulations or interpretations change such that we are required to obtain approvals in the future, or that the PRC government could disallow our holding company structure, which would likely result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. These adverse actions would likely cause the value of our common stock to significantly decline or become worthless. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the Chinese Securities Regulatory Commission, if we fail to comply with such rules and regulations, which would likely adversely affect the ability of the Company’s securities to continue to trade on the Over-the-Counter Bulletin Board, which would likely cause the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our operations in Hong Kong, please refer to “Risk Factors – Risk Relating to Doing Business in Hong Kong.”

We are authorized to issue up to 1,970,000,000 shares of our common stock, par value $0.0001. Our Board has also designated the following classes of preferred stock: (i) the Series A Preferred Stock,” par value $0.0001, with 10,000,000 authorized shares, all of which are issued and outstanding; (ii) “Series B Preferred Stock,” par value $0.0001, with 1,000,000 authorized shares, 366,345 of which are issued and outstanding; and (iii) the “Series C Convertible Preferred Stock,” par value $0.001, with 1 authorized share, all of which are issued and outstanding. The voting and conversion rights of each series of preferred stock and the beneficial ownership of such securities by insiders are summarized below:

Stock	Voting Rights	Ownership
Common Stock	One vote per share	60.48% held by Lee Ying Chiu Herbert.
Series A Preferred Stock	Holders of Series A Preferred Stock are entitled to vote on matters submitted to a vote of the shareholders with each one share having 200 votes. Series A Preferred Stock do not convert into Common Stock.	100% held by Lee Ying Chiu Herbert.
Series B Preferred Stock	Holders of Series B Preferred Stock have no voting rights, and Series B Preferred Stock do not convert into Common Stock.	Approximately 92% held by Lee Ying Chiu Herbert.
Series C Convertible Preferred Stock	Holders of Series C Convertible Preferred Stock are generally not allowed to vote on an “as converted” basis on matters submitted to holders of the common stock, or any class thereof.

Each one share of Series C Convertible Preferred Stock converts into 9.99% of the outstanding shares of common stock less the number of shares of common stock held by the holder; provided that any such optional conversion must involve the conversion of all of the holder’s shares of Series C Convertible Preferred Stock.

100% held by Lee Ying Chiu Herbert.

Lee Ying Chiu Herbert will be entitled to control approximately 81% of our voting power on matters submitted to a vote of the shareholders. We do not intend to utilize controlled company exemptions.

We reported a net loss of $2,121,074 and $865 for the years ended December 31, 2021 and 2020, respectively. We had current assets of $143,732 and current liabilities of $2,407,792 as of December 31, 2021. As of December 31, 2020, our current assets and current liabilities were $2,650 and $4,282, respectively. The financial statements for the years ended December 31, 2021 and 2020 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and short-term and long-term debts.

We are organized under the laws of the State of Nevada as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Singapore, Hong Kong and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, or to effect service of process on the officers and directors managing the foreign subsidiaries.

History

We were incorporated under the laws of the State of Nevada on March 6, 2008, under the name Bonanza Goldfields Corp. Since inception, we acquired mineral rights to mining properties in the United States and explored for minerals.

The Company filed a registration statement on Form S-1 on July 11, 2008, which became effective on September 12, 2008. Thereafter, the Company filed periodic reports with the Securities and Exchange Commission until it filed a Form 15 terminating its registration and otherwise suspending its duty to file reports on February 9, 2017. On March 15, 2017, the Company began posting periodic reports on the OTC Markets website under the alternative reporting standard.

On August 27, 2021, Ms. Bauman and her affiliated entities sold to Lee Ying Chiu Herbert 11,823,000 shares of the Company’s common stock, 10,000,000 shares of the Company’s Series A Preferred Stock, 337,000 shares of the Company’s Series B Preferred Stock and 1 share of the Company’s Series C Preferred Stock for aggregate consideration of Three Hundred Eighty Thousand Dollars ($380,000). In connection with the sale of Ms. Bauman and her affiliated entities’ securities, Ms. Bauman resigned from all of her positions with the Company and appointed Chan Man Chung to serve as Chief Executive Officer, Chief Financial Officer, Secretary and Director and Lee Ying Chiu Herbert and Tan Tee Soo as directors of the Company. It is our understanding that the purchaser is not a U.S. Person within the meaning of Regulations S. Accordingly, the shares are being sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, Regulation D and Regulation S promulgated thereunder.

Acquisition of Marvion Holdings Limited, Our Management Advisory Services and DOT Solution Services Business

On October 18, 2021, we acquired all of the issued and outstanding shares of Marvion Holdings Limited (hereafter referred to as, Marvion), a British Virgin Islands limited liability company, from Lee Ying Chiu Herbert, our director and controlling shareholder, and So Han Meng Julian, a shareholder of Marvion, in exchange for 139,686,481,453 shares of our issued and outstanding common stock, all in accordance with the terms of that certain Share Exchange Agreement and Confirmation. The Company has issued 1,217,764,822 shares of common stock and will increase the authorized share to issue the remaining 138,468,716,631 shares of its common stock. In connection with the acquisition, So Han Meng Julian was appointed to serve as the Chief Executive Officer of Marvion Private Limited and Typerwise Limited, and a director of the Company. The Company relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Act in selling the Company’s securities to the shareholders of Marvion. The foregoing descriptions of the Share Exchange Agreement and the Confirmation are not complete and are qualified in their entirety by reference to the complete text of the Share Exchange Agreement and Confirmation, which are incorporated herein by reference and attached hereto as Exhibits 10.1 and 10.2.

Prior to the acquisition, the Company was considered as a shell company due to its nominal assets and limited operation. Upon the acquisition, Marvion will comprise the ongoing operations of the combined entity and its senior management will serve as the senior management of the combined entity, Marvion is deemed to be the accounting acquirer for accounting purposes. The transaction will be treated as a recapitalization of the Company. Accordingly, the consolidated assets, liabilities and results of operations of the Company will become the historical financial statements of Marvion after the acquisition date. Marvion was the legal acquiree but is deemed to be the accounting acquirer. The Company, on the other hand, was the legal acquirer but is deemed to be the accounting acquiree in the reverse merger. The historical financial statements prior to the acquisition are those of the accounting acquirer. Historical stockholders’ equity of the accounting acquirer prior to the merger are retroactively restated (a recapitalization) for the equivalent number of shares received in the merger. Operations prior to the merger are those of the acquirer. After completion of the share exchange transaction, the Company’s consolidated financial statements include the assets and liabilities, the operations and cash flow of the accounting acquirer.

Market Overview

Our Business

On October 18, 2021, we acquired all of the issued and outstanding shares of Marvion Holdings Limited (hereafter referred to as, Marvion), a British Virgin Islands limited liability company, from Lee Ying Chiu Herbert, our director and controlling shareholder, and So Han Meng Julian, a shareholder of Marvion, in exchange for 139,686,481,453 shares of our issued and outstanding common stock, all in accordance with the terms of that certain Share Exchange Agreement and Confirmation. The Company has issued 1,217,764,822 shares of common stock and will increase the authorized share to issue the remaining 138,468,716,631 shares of its common stock. In connection with the acquisition, So Han Meng Julian was appointed to serve as the Chief Executive Officer of Marvion Private Limited and Typerwise Limited, and a director of the Company. The Company relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Act in selling the Company’s securities to the shareholders of Marvion. The foregoing descriptions of the Share Exchange Agreement and the Confirmation are not complete and are qualified in their entirety by reference to the complete text of the Share Exchange Agreement and Confirmation, which are incorporated herein by reference and attached hereto as Exhibits 10.1 and 10.2.

Prior to the acquisition, the Company was considered as a shell company due to its nominal assets and limited operation. Upon the acquisition, Marvion will comprise the ongoing operations of the combined entity and its senior management will serve as the senior management of the combined entity, Marvion is deemed to be the accounting acquirer for accounting purposes. The transaction will be treated as a recapitalization of the Company. Accordingly, the consolidated assets, liabilities and results of operations of the Company will become the historical financial statements of Marvion after the acquisition date. Marvion was the legal acquiree but is deemed to be the accounting acquirer. The Company, on the other hand, was the legal acquirer but is deemed to be the accounting acquiree in the reverse merger. The historical financial statements prior to the acquisition are those of the accounting acquirer. Historical stockholders’ equity of the accounting acquirer prior to the merger are retroactively restated (a recapitalization) for the equivalent number of shares received in the merger. Operations prior to the merger are those of the acquirer. After completion of the share exchange transaction, the Company’s consolidated financial statements include the assets and liabilities, the operations and cash flow of the accounting acquirer.

Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions to our executive officers or existing shareholders, capital leases and short-term and long-term debts. We expect to finance future acquisitions through a combination of these. While we believe that existing shareholders and our officers and directors will continue to provide the additional cash to make acquisitions and to meet our obligations as they become due or that we will obtain external financing, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed below are adequate to support operations for at least the next 12 months.

In addition to the existing business consultation services which is being brought in by Marvion, we intend to develop a metaverse platform (“Marvion Universe”) to bridge the online and offline world. The idea is to create a digital online environment where users can showcase products and services, as well as media, arts and collectibles items they own in the real world in parallel be displayed in a realistic online environment. Marvion Universe will change how people conduct online e-commerce for media and high-priced items. We aspire to let users to move away from the traditional storefront to a more interactive online buying experience.

Sales and Marketing.

Our business marketing advisory services have relied primarily on brand awareness and referrals for its growth strategy to date.

We intend to expand distribution of movie and music from traditional methods such as through sales of discs, movie downloads or other online channels to distributing movies and music through Digital Ownership Tokens, or DOTs, that we expect to mint and sell. We work with media producers and owners to mint the Digital Ownership Tokens based on their media productions in order to facilitate for the selling of the media licensed access rights only. That is, holders of our Digital Ownership Tokens will only have the right to view the underlying movie, music or other file through our online media portal. The DOT owners do not have actual ownership of the media production, which always own by the original creator or intellectual property owner.

Our Digital Ownership Token is a hybrid of the movie/music asset as well as other intangible assets – the intangible asset in the real world (intellectual property, licenses and contractual rights) plus the intangible token in the virtual world. Specifically, our Digital Ownership Tokens will (depending on the circumstances) contain several files and documents including the following:

•	A copy of the agreement for the purchase of the master license;
•	Evidence or warranty of ownership of the relevant intellectual property contained in the agreement above;
•	The sub-license agreement detailing the rights of the Digital Ownership Token holder; and
•	The media file of the movie or music and the access to such movie or music.

All of the above files and documents will be uploaded onto the blockchain to enable both the buyer and seller to authenticate the genuineness of the movie or music purchased.

We intend to sell these Digital Ownership Token through two channels:

•	NFT marketplaces such as OpenSea, SuperRare and Rarible that have been educating the public about digital collectibles. Building on top of the blockchain NFT technologies, we are able to put our DOTs up on shelf of NFT marketplace which supports the same blockchain that we are minting on. We believe we can collaborate with these platforms to educate their users on digital rights and IP collectibles with the proper application usage of blockchain technologies.
•	Crypto exchanges such as Coinbase, OKEx, Huobi and FTX as they have a ready pool of users that we can immediately engage to educate and share about intangibles license rights to media products in a DOT.

In addition to allowing DOT holders the ability to access their movie, music or other media file, our DOT holders will also be able to resell their DOTs on a consignment basis on our online marketplace. Users that hold our DOTs will be able to create a unique user account on our marketplace platform, where they can browse, search and purchase the media (movie or music) works that they want to watch, listen, purchase or sell. Users make purchases online with a credit card or crypto currency such as BNB, Bitcoin or Ethereum. The DOT purchased will be kept in our custodian wallet on our marketplace platform, or be stored in the e-wallet that the user has linked with our marketplace platform. When user tries to access the media, we will check the user wallet to look for the relevant DOT before granting access to the user. Users may choose to sell their owned DOT to other people by posting the DOT back onto our marketplace, with pricing set by the user at the user’s discretion. Sellers and buyers transact between themselves. We collect a fee from the seller for using our platform to sell his product, collectible upon the successful sale of the product. Similar to the sale of a Blu-ray disc or compact disc, DOT holders will only be allowed to sell their DOTs “as is” and will have no further rights, including the right to mint and issue digital assets relating to our DOT. We are not operating an exchange for the sale of the DOTs.

Marvion Private Limited has issued five limited edition experience Digital Ownership Token for the film Lockdown as an initial market assessment. Each DOT contained a VIP ticket to attend the Hong Kong and or UK premieres of the film as well as files authenticating the ownership of such VIP ticket. In this case, the DOT represented the unique one time right to attend a live event. We have not yet launched a full DOT project where the Digital Ownership Token will contain the license for private viewing of a movie or music file.

In the future, we intend to issue DOTs that are similar to Blu-ray discs or compact discs, in which case the owner of the DOT will have a license to view the movie, listen to the music and otherwise access the file associated with the DOT.

We intend to develop and eventually launch on our website a media portal that allows media purchasers to consume these media rights and IP ownership in the DOT, so they can view the movies and listen to the music that they have purchased. During the same quarter, we hope to launch our first series of Digital Ownership Tokens, containing the license for private viewing of a movie or music (similar to a blue ray disc). We expect promotions on this series to be done prior to placing the DOTs for auction. We expect to use a wide range of social media channels such as Facebook, Instagram, Twitter and Telegram to reach out to the general community to announce the launch of our Digital Ownership Tokens. We expect our DOTs to be sold worldwide.

In addition to minting our own DOTs, we intend to provide DOT solutions to third parties. Our DOT solution services include: (i) creating DOTs for third party movie and music producers, including media authentication and access information; and (ii) providing a website platform to host, access and consume (view or listen) their media. We charge a fee to create DOTs for their movie and music works. We also expect to charge an administrative fee for processing the sale of each DOT and updating the registration of the chain of title of each DOT sold on our platform. While their media is hosted on our media marketplace platform, user access to the media with the proper DOT will not incur extra charges.

For Marvion Universe, we will start with advertising incomes within the platform initially. E-Commerce transaction charge will be implemented at a later stage.

Major Customers.

We are not a party to any long-term agreements with our customers. As opportunities arise, we may enter long term contracts with customers.

During the years ended December 31, 2021, and 2020, the following customers accounted for 10% or more of our total net revenues.

	Year ended December 31, 2021			December 31, 2021
Customer	Revenues	Percentage of revenues		Accounts receivable
Axiom Global HK Limited	$100,950	34%		$–
Video Commerce Group Limited	100,187	34%		–
Total:	$201,137	68%	Total:	$–

No revenue was generated during the year ended December 31, 2020.

Customers are located around the world.

Major Suppliers/Vendors

As we are operating in sales and distribution of the licensed media content embedded with DOT solution and the business in consulting services, there is no major supplier or vendor required in order to support our services.

Insurance

We maintain certain insurance in accordance with customary industry practices in Hong Kong. Under Hong Kong law it is a requirement that all employers in the city must purchase Employee's Compensation Insurance to cover their liability in the event that their staff suffers an injury or illness during the normal course of their work. We maintain Employee’s Compensation Insurance, vehicle insurance and third party risks insurance for the business purposes.

CORPORATE INFORMATION

Our principal executive and registered offices are located at 37th Floor, Singapore Land Tower, 50 Raffles Place, Singapore 048623, telephone number +65 6829 7029.

INTELLECTUAL PROPERTY AND PATENTS

We expect to rely on, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect our brand and services. These legal means, however, afford only limited protection and may not adequately protect our rights. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention.

In addition, the laws of Hong Kong and the PRC may not protect our brand and services and intellectual property to the same extent as U.S. laws, if at all. We may be unable to fully protect our intellectual property rights in these countries.

We intend to seek the widest possible protection for significant product and process developments in our major markets through a combination of trade secrets, trademarks, copyrights and patents, if applicable. We anticipate that the form of protection will vary depending on the level of protection afforded by the particular jurisdiction. We expect that our revenue will be derived principally from our operations in Hong Kong and China where intellectual property protection may be limited and difficult to enforce. In such instances, we may seek protection of our intellectual property through measures taken to increase the confidentiality of our findings.

We intend to register trademarks as a means of protecting the brand names of our companies and products. We intend to protect our trademarks against infringement and also seek to register design protection where appropriate.

We rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. We expect that, where applicable, we will require our employees to execute confidentiality agreements upon the commencement of employment with us. We expect these agreements to provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. The agreements will also provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of our company. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

COMPETITION

We operate in a highly competitive market that is evolving very quickly with rapid developments. The business advisory industry is highly fragmented while the direct competitors in the blockchain technology market in which we operate is in the early phase of development. No market champion has yet emerged. However, we also foresee that other prominent competitors with leading entertainment platforms will be entering the market such as Netflix and Spotify, which may offer substantially the same or similar service offerings as us. These entertainment platforms have their well-established customer base and brand name, but they currently lack the required technology to adapt their business into the DOT area. We believe the principal competitive factors in our market include the following:

•	breadth of artist and collection base;
•	sophistication of proprietary technologies;
•	excellence in legal expertise; and
•	strength and recognition of our brand.

Although we believe we compete favorably on the factors described above, we anticipate that larger, more established companies may directly compete with us as we continue to demonstrate the viability of a local one-stop solution provider. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, larger product and services offerings, larger customer base and greater brand recognition. These factors may allow our competitors to benefit from their existing customer or subscriber base with lower acquisition costs or to respond more quickly than we can to new or emerging technologies and changes in customer requirements. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build a larger subscriber base or to monetize that subscriber base more effectively than us. Our competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services. In addition, although we do not believe that merchant payment terms are a principal competitive factor in our market, they may become such a factor and we may be unable to compete fairly on such terms.

EMPLOYEES AND CONSULTANTS

We are currently operating with 4 executive directors, 1 of them is executive officer and 10 consultants.

We have the following full time employees located in Hong Kong as set forth below:

Executive officers	1
Operational Management	0
Business Development	0
Total	1

We are required to contribute to the Mandatory Provident Fund (“MPF”) for all eligible employees in Hong Kong between the ages of eighteen and sixty five. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. For the years ended December 31, 2021 and 2020, the MPF contributions by us were $1,351 and $0, respectively. We have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

GOVERNMENT AND INDUSTRY REGULATIONS

Bonanza Goldfields Corp. is a Nevada corporation with operating businesses located in Singapore and Hong Kong. As such, the parent holding company, Bonanza Goldfields Corp. is subject to the laws and regulations of the United States of America while our operating businesses are subject to the laws and regulations of Singapore and Hong Kong, as applicable, including labor, occupational safety and health, contracts, tort and intellectual property laws. Furthermore, we need to comply with the rules and regulations of Hong Kong and Singapore governing the data usage and regular terms of service applicable to our potential customers or clients. As the information of our potential customers or clients are preserved in both Hong Kong and Singapore, we need to comply with the Singapore Personal Data Protection Act 2012 and the Hong Kong Personal Data (Privacy) Ordinance.

If PRC authorities reinterpret PRC laws to apply to Hong Kong companies, we may become subject to the laws and regulations of China governing businesses in general, including labor, occupational safety and health, contracts, tort and intellectual property. We may also become subject to foreign exchange regulations that might limit our ability to convert foreign currency into Renminbi, acquire any other PRC companies, establish VIEs in the PRC, or make dividend payments from any future WFOEs to us.

United States of America

Regulation of Cryptocurrency and Government Oversight

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, CFTC, FINRA, the Consumer Financial Protection Bureau ("CFPB"), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial institution regulators) have been examining the operations of digital assets networks, digital assets users and the digital assets exchange markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of exchanges or other service-providers that hold digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries have issued rules or guidance about the treatment of digital assets transactions or requirements for businesses engaged in digital assets activity.

Various foreign jurisdictions have, and may continue to, in the near future, adopt laws, regulations or directives that affect the Bitcoin network, the digital assets markets, and their users, particularly digital assets exchanges and service providers that fall within such jurisdictions' regulatory scope. For example, on May 21, 2021, minutes of the meeting of the Financial Stability and Development Committee of the State Council of the People's Republic of China were published, at which, as part of an effort to prevent and control financial risks, restrictions on digital assets mining and trading activity were discussed. On May 18, 2021, certain influential trade bodies, including the China Banking Association, the Payment and Clearing Association of China, and the National internet Finance Association of China, issued a statement instructing their members not to provide virtual currency-related trading or payments services, or the exchange of virtual currencies for China's renminbi, among others, to their customers. In 2017, the People's Bank of China and other Chinese financial regulators issued an announcement prohibiting token issuances such as initial coin offerings, and imposing restrictions on virtual currency exchange platforms and financial institutions and non-bank payment institutions in connection with token-related activity. There have been reports over the years that Chinese regulators have taken action to shut down a number of China-based virtual currency exchanges. On March 5, 2020, South Korea voted to amend its Financial Information Act to require virtual asset service providers to register and comply with its AML and counter-terrorism funding framework. These measures also provide the South Korean government with the authority to close virtual currency exchanges that do not comply with specified processes. The South Korean government previously banned initial coin offerings. Similarly, in April 2018, the Reserve Bank of India banned the entities it regulates from providing services to any individuals or business entities dealing with or settling digital assets. On March 5, 2020, this ban was overturned in the Indian Supreme Court, although the Reserve Bank of India has challenged this ruling. The laws, regulations or directives of authorities in jurisdictions worldwide may conflict with those of the United States and may negatively impact the acceptance of or demand for digital assets by users, merchants and service providers, may impede the growth or continued operation of the global digital assets economy or digital assets mining, or may otherwise negatively affect the value of digital assets.

While we believe that our DOT is currently not a security or commodity subject to many of the U.S. laws and regulations governing securities and commodities, the legal environment is constantly changing as new laws and regulations are introduced and adopted, and existing laws and regulations are repealed, amended, modified and reinterpreted. The effect of any future regulatory change on Bonanza Goldfields Corp., our operating subsidiaries or our digital assets such as our DOT is impossible to predict, but such change could be substantial and adversely impact current product offerings or alter the economic performance of our existing products and services resulting in a decline in the value of our securities.

Privacy and Protection of User Data

We and subsidiaries are subject to a number of laws, rules, directives, and regulations relating to the collection, use, retention, security, processing, and transfer of personally identifiable information about our customers and employees in the countries where we operate. Our business will involve the processing of personal data in many jurisdictions and the movement of data across national borders. As a result, much of the personal data that we process, which may include certain financial information associated with individuals, is regulated by multiple privacy and data protection laws and, in some cases, the privacy and data protection laws of multiple jurisdictions. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between or among us, our subsidiaries, and other parties with which we have commercial relationships.

Singapore

Regulations on Cryptocurrency

We intend to conduct our DOT operations from Singapore. In Singapore, cryptocurrencies and the custodianship of such cryptocurrencies are not specifically regulated. Cryptocurrency exchanges and trading of cryptocurrencies are legal, but not considered legal tender. To the extent that cryptocurrencies or tokens are considered “capital market products” such as securities, spot foreign exchange contracts, derivatives and the likes, they will be subject to the jurisdiction of the Monetary Authority of Singapore (MAS), Securities and Futures Act, anti-money laundering and combating the financing of terrorism laws and requirements. To the extent that tokens are deemed “digital payment tokens,” they will be subject to the Payment Services Act of 2019 which, among other things, require compliance with anti-money laundering and combating the financing of terrorism laws and requirements. According to the Payment Services Act of 2019, “digital payment token” means any digital representation of value (other than an excluded digital representation of value) that:

(a)	is expressed as a unit;
(b)	is not denominated in any currency, and is not pegged by its issuer to any currency;
(c)	is, or is intended to be, a medium of exchange accepted by the public, or a section of the public, as payment for goods or services or for the discharge of a debt;
(d)	can be transferred, stored or traded electronically; and
(e)	satisfies such other characteristics as the Authority may prescribe;

We believe our DOTs are not securities or digital payment tokens subject to these acts.

Employment Ordinance

Hong Kong

The Employment Ordinance is the main piece of legislation governing conditions of employment in Hong Kong since 1968. It covers a comprehensive range of employment protection and benefits for employees, including Wage Protection, Rest Days, Holidays with Pay, Paid Annual Leave, Sickness Allowance, Maternity Protection, Statutory Paternity Leave, Severance Payment, Long Service Payment, Employment Protection, Termination of Employment Contract, Protection Against Anti-Union Discrimination. In addition, every employer must take out employees’ compensation insurance to protect the claims made by employees in respect of accidents occurred during the course of their employment.

An employer must also comply with all legal obligations under the Mandatory Provident Fund Schemes Ordinance, (CAP485). These include enrolling all qualifying employees in MPF schemes and making MPF contributions for them. Except for exempt persons, employer should enroll both full-time and part-time employees who are at least 18 but under 65 years of age in an MPF scheme within the first 60 days of employment. The 60-day employment rule does not apply to casual employees in the construction and catering industries. Pursuant to the said Ordinance, we are required to make MPF contributions for our Hong Kong employees once every contribution period (generally the wage period within 1 month). Employers and employees are each required to make regular mandatory contributions of 5% of the employee’s relevant income to an MPF scheme, subject to the minimum and maximum relevant income levels. For a monthly-paid employee, the minimum and maximum relevant income levels are HKD7,100 and HKD30,000 respectively.

China

Depending upon the political climate, we may also become subject to the laws and regulations of China governing businesses in general, including labor, occupational safety and health, contracts, tort and intellectual property. We may also become subject to foreign exchange regulations might limit our ability to convert foreign currency into Renminbi, acquire PRC companies, or make dividend payments to BONZ.

PRC Regulations on Tax

Enterprise Income Tax

The EIT Law was promulgated by the Standing Committee of the National People’s Congress on March 16, 2007 and became effective on January 1, 2008, and was later amended on February 24, 2017. The Implementation Rules of the EIT Law (the “Implementation Rules”) were promulgated by the State Council on December 6, 2007 and became effective on January 1, 2008. According to the EIT Law and the Implementation Rules, enterprises are divided into resident enterprises and non-resident enterprises. Resident enterprises shall pay enterprise income tax on their incomes obtained in and outside the PRC at the rate of 25%. Non-resident enterprises setting up institutions in the PRC shall pay enterprise income tax on the incomes obtained by such institutions in and outside the PRC at the rate of 25%. Non-resident enterprises with no institutions in the PRC, and non-resident enterprises whose incomes having no substantial connection with their institutions in the PRC, shall pay enterprise income tax on their incomes obtained in the PRC at a reduced rate of 10%.

The Arrangement between the PRC and Hong Kong Special Administrative Region for the Avoidance of Double Taxation the Prevention of Fiscal Evasion with respect to Taxes on Income (the “Arrangement”) was promulgated by the State Administration of Taxation (“SAT”) on August 21, 2006 and came into effect on December 8, 2006. According to the Arrangement, a company incorporated in Hong Kong will be subject to withholding tax at the lower rate of 5% on dividends it receives from a company incorporated in the PRC if it holds a 25% interest or more in the PRC company. The Notice on the Understanding and Identification of the Beneficial Owners in the Tax Treaty (the “Notice”) was promulgated by SAT and became effective on October 27, 2009. According to the Notice, a beneficial ownership analysis will be used based on a substance-over-form principle to determine whether or not to grant tax treaty benefits.

In April 2009, the Ministry of Finance, or MOF, and SAT jointly issued the Notice on Issues Concerning Process of Enterprise Income Tax in Enterprise Restructuring Business, or Circular 59. In December 2009, SAT issued the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises, or Circular 698. Both Circular 59 and Circular 698 became effective retroactively as of January 2008. In February 2011, SAT issued the Notice on Several Issues Regarding the Income Tax of Non-PRC Resident Enterprises, or SAT Circular 24, effective April 2011. By promulgating and implementing these circulars, the PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of equity interests in a PRC resident enterprise by a non-resident enterprise.

Under Circular 698, where a non-resident enterprise conducts an “indirect transfer” by transferring the equity interests of a PRC “resident enterprise” indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise, being the transferor, may be subject to PRC enterprise income tax, if the indirect transfer is considered to be an abusive use of company structure without reasonable commercial purposes. As a result, gains derived from such indirect transfer may be subject to PRC tax at a rate of up to 10%. Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

In February 2015, the SAT issued Circular 7 to replace the rules relating to indirect transfers in Circular 698. Circular 7 has introduced a new tax regime that is significantly different from that under Circular 698. Circular 7 extends its tax jurisdiction to not only indirect transfers set forth under Circular 698 but also transactions involving transfer of other taxable assets, through the offshore transfer of a foreign intermediate holding company. In addition, Circular 7 provides clearer criteria than Circular 698 on how to assess reasonable commercial purposes and has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. Circular 7 also brings challenges to both the foreign transferor and transferee (or other person who is obligated to pay for the transfer) of the taxable assets. Where a non-resident enterprise conducts an “indirect transfer” by transferring the taxable assets indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise being the transferor, or the transferee, or the PRC entity which directly owned the taxable assets may report to the relevant tax authority such indirect transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise.

On October 17, 2017, the SAT issued a Notice Concerning Withholding Income Tax of Non-Resident Enterprise, or SAT Notice No. 37, which abolishes Circular 698 and certain provisions of Circular 7. SAT Notice No. 37 reduces the burden of the withholding obligator, such as revocation of contract filing requirements and tax liquidation procedures, strengthens the cooperation of tax authorities in different places, and clarifies the calculation of tax payable and mechanism of foreign exchange.

Value-added Tax

Pursuant to the Provisional Regulations on Value-added Tax of the PRC, or the VAT Regulations, which were promulgated by the State Council on December 13, 1993, took effect on January 1, 1994, and were amended on November 10, 2008, February 6, 2016, and November 19, 2017, respectively, and the Rules for the Implementation of the Provisional Regulations on Value-added Tax of the PRC, which were promulgated by the MOF on December 25, 1993, and were amended on December 15, 2008, and October 28, 2011, respectively, entities and individuals that sell goods or labor services of processing, repair or replacement, sell services, intangible assets, or immovables, or import goods within the territory of the People’s Republic of China are taxpayers of value-added tax. The VAT rate is 17% for taxpayers selling goods, labor services, or tangible movable property leasing services or importing goods, except otherwise specified; 11% for taxpayers selling services of transportation, postal, basic telecommunications, construction and lease of immovable, selling immovable, transferring land use rights, selling and importing other specified goods including fertilizers; 6% for taxpayers selling services or intangible assets.

According to the Notice on the Adjustment to the Value-added Tax Rates issued by the SAT and the MOF on April 4, 2018, where taxpayers make VAT taxable sales or import goods, the applicable tax rates shall be adjusted from 17% to 16% and from 11% to 10%, respectively. Subsequently, the Notice on Policies for Deepening Reform of Value-added Tax was issued by the SAT, the MOF and the General Administration of Customs on March 30, 2019 and took effective on April 1, 2019, which further adjusted the applicable tax rate for taxpayers making VAT taxable sales or importing goods. The applicable tax rates shall be adjusted from 16% to 13% and from 10% to 9%, respectively.

Dividend Withholding Tax

The EIT Law provides that since January 1, 2008, an income tax rate of 10% will normally be applicable to dividends declared to non-PRC resident investors that do not have an establishment or place of business in the PRC, or that have such establishment or place of business but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC.

PRC Laws and Regulations on Employment and Social Welfare

Labor Law of the PRC

Pursuant to the Labor Law of the PRC, which was promulgated by the Standing Committee of the NPC on July 5, 1994 with an effective date of January 1, 1995 and was last amended on August 27, 2009 and the Labor Contract Law of the PRC, which was promulgated on June 29, 2007, became effective on January 1, 2008 and was last amended on December 28, 2012, with the amendments coming into effect on July 1, 2013, enterprises and institutions shall ensure the safety and hygiene of a workplace, strictly comply with applicable rules and standards on workplace safety and hygiene in China, and educate employees on such rules and standards. Furthermore, employers and employees shall enter into written employment contracts to establish their employment relationships. Employers are required to inform their employees about their job responsibilities, working conditions, occupational hazards, remuneration and other matters with which the employees may be concerned. Employers shall pay remuneration to employees on time and in full accordance with the commitments set forth in their employment contracts and with the relevant PRC laws and regulations. Our Hong Kong subsidiary currently does not comply with PRC laws and regulations, but complies with Hong Kong laws and regulations.

Social Insurance and Housing Fund

Pursuant to the Social Insurance Law of the PRC, which was promulgated by the Standing Committee of the NPC on October 28, 2010 and became effective on July 1, 2011, employers in the PRC shall provide their employees with welfare schemes covering basic pension insurance, basic medical insurance, unemployment insurance, maternity insurance, and occupational injury insurance. Our Hong Kong subsidiary has not deposited the social insurance fees in full for all the employees in compliance with the relevant regulations. We may be ordered by the social security premium collection agency to make or supplement contributions within a stipulated period, and shall be subject to a late payment fine computed from the due date at the rate of 0.05% per day; where payment is not made within the stipulated period, the relevant administrative authorities shall impose a fine ranging from one to three times the amount of the amount in arrears. Our Hong Kong subsidiary has not deposited the social insurance fees as required by relevant regulations.

In accordance with the Regulations on Management of Housing Provident Fund, which were promulgated by the State Council on April 3, 1999 and last amended on March 24, 2002, employers must register at the designated administrative centers and open bank accounts for depositing employees’ housing funds. Employers and employees are also required to pay and deposit housing funds, with an amount no less than 5% of the monthly average salary of the employee in the preceding year in full and on time. Our subsidiaries have not registered at the designated administrative centers nor opened bank accounts for depositing employees’ housing funds. They also have not deposited employees’ housing funds. Our subsidiaries may be ordered by the housing provident fund management center to complete the registration formalities, open bank accounts, make the payment and deposit within a prescribed time limit if they become subject to PRC laws. Failing to register or open bank accounts at the expiration of the time limit could result in fines of not less than RMB 10,000 nor more than RMB 50,000. And an application may be made to a people’s court for compulsory enforcement if payment and deposit has not been made after the expiration of the time limit.

PRC Regulations Relating to Foreign Exchange

General Administration of Foreign Exchange

The principal regulation governing foreign currency exchange in the PRC is the Administrative Regulations of the PRC on Foreign Exchange (the “Foreign Exchange Regulations”), which were promulgated on January 29, 1996, became effective on April 1, 1996 and were last amended on August 5, 2008. Under these rules, Renminbi is generally freely convertible for payments of current account items, such as trade- and service-related foreign exchange transactions and dividend payments, but not freely convertible for capital account items, such as capital transfer, direct investment, investment in securities, derivative products or loans unless prior approval by competent authorities for the administration of foreign exchange is obtained. Under the Foreign Exchange Regulations, foreign-invested enterprises in the PRC may purchase foreign exchange without the approval of SAFE to pay dividends by providing certain evidentiary documents, including board resolutions, tax certificates, or for trade- and services-related foreign exchange transactions, by providing commercial documents evidencing such transactions.

Circular No. 37 and Circular No. 13

Circular 37 was released by SAFE on July 4, 2014 and abolished Circular 75 which had been in effect since November 1, 2005. Pursuant to Circular 37, a PRC resident should apply to SAFE for foreign exchange registration of overseas investments before it makes any capital contribution to a special purpose vehicle, or SPV, using his or her legitimate domestic or offshore assets or interests. SPVs are offshore enterprises directly established or indirectly controlled by domestic residents for the purpose of investment and financing by utilizing domestic or offshore assets or interests they legally hold. Following any significant change in a registered offshore SPV, such as capital increase, reduction, equity transfer or swap, consolidation or division involving domestic resident individuals, the domestic individuals shall amend the registration with SAFE. Where an SPV intends to repatriate funds raised after completion of offshore financing to the PRC, it shall comply with relevant PRC regulations on foreign investment and foreign debt management. A foreign-invested enterprise established through return investment shall complete relevant foreign exchange registration formalities in accordance with the prevailing foreign exchange administration regulations on foreign direct investment and truthfully disclose information on the actual controller of its shareholders.

If any shareholder who is a PRC resident (as determined by the Circular No. 37) holds any interest in an offshore SPV and fails to fulfil the required foreign exchange registration with the local SAFE branches, the PRC subsidiaries of that offshore SPV may be prohibited from distributing their profits and dividends to their offshore parent company or from carrying out other subsequent cross-border foreign exchange activities. The offshore SPV may also be restricted in its ability to contribute additional capital to its PRC subsidiaries. Where a domestic resident fails to complete relevant foreign exchange registration as required, fails to truthfully disclose information on the actual controller of the enterprise involved in the return investment or otherwise makes false statements, the foreign exchange control authority may order them to take remedial actions, issue a warning, and impose a fine of less than RMB 300,000 on an institution or less than RMB 50,000 on an individual.

Circular 13 was issued by SAFE on February 13, 2015, and became effective on June 1, 2015. Pursuant to Circular 13, a domestic resident who makes a capital contribution to an SPV using his or her legitimate domestic or offshore assets or interests is no longer required to apply to SAFE for foreign exchange registration of his or her overseas investments. Instead, he or she shall register with a bank in the place where the assets or interests of the domestic enterprise in which he or she has interests are located if the domestic resident individually seeks to make a capital contribution to the SPV using his or her legitimate domestic assets or interests; or he or she shall register with a local bank at his or her permanent residence if the domestic resident individually seeks to make a capital contribution to the SPV using his or her legitimate offshore assets or interests.

We cannot assure that our PRC beneficial shareholders have completed registrations in accordance with Circular 37.

Circular 19 and Circular 16

Circular 19 was promulgated by SAFE on March 30, 2015, and became effective on June 1, 2015. According to Circular 19, the foreign exchange capital in the capital account of foreign-invested enterprises, meaning the monetary contribution confirmed by the foreign exchange authorities or the monetary contribution registered for account entry through banks, shall be granted the benefits of Discretional Foreign Exchange Settlement (“Discretional Foreign Exchange Settlement”). With Discretional Foreign Exchange Settlement, foreign capital in the capital account of a foreign-invested enterprise for which the rights and interests of monetary contribution have been confirmed by the local foreign exchange bureau, or for which book-entry registration of monetary contribution has been completed by the bank, can be settled at the bank based on the actual operational needs of the foreign-invested enterprise. The allowed Discretional Foreign Exchange Settlement percentage of the foreign capital of a foreign-invested enterprise has been temporarily set to be 100%. The Renminbi converted from the foreign capital will be kept in a designated account and if a foreign-invested enterprise needs to make any further payment from such account, it will still need to provide supporting documents and to complete the review process with its bank.

Furthermore, Circular 19 stipulates that foreign-invested enterprises shall make bona fide use of their capital for their own needs within their business scopes. The capital of a foreign-invested enterprise and the Renminbi it obtained from foreign exchange settlement shall not be used for the following purposes:

•	directly or indirectly used for expenses beyond its business scope or prohibited by relevant laws or regulations;

•	directly or indirectly used for investment in securities unless otherwise provided by relevant laws or regulations;

•	directly or indirectly used for entrusted loan in Renminbi (unless within its permitted scope of business), repayment of inter-company loans (including advances by a third party) or repayment of bank loans in Renminbi that have been sub-lent to a third party; or

•	directly or indirectly used for expenses related to the purchase of real estate that is not for self-use (except for foreign-invested real estate enterprises).

Circular 16 was issued by SAFE on June 9, 2016. Pursuant to Circular 16, enterprises registered in the PRC may also convert their foreign debts from foreign currency to Renminbi on a self-discretionary basis. Circular 16 provides an integrated standard for conversion of foreign exchange capital items (including but not limited to foreign currency capital and foreign debts) on a self-discretionary basis applicable to all enterprises registered in the PRC. Circular 16 reiterates the principle that an enterprise’s Renminbi capital converted from foreign currency-denominated capital may not be directly or indirectly used for purposes beyond its business scope or purposes prohibited by PRC laws or regulations, and such converted Renminbi capital shall not be provided as loans to non-affiliated entities.

Our PRC subsidiaries' distributions to their offshore parents are required to comply with the requirements as described above.

PRC Share Option Rules

Under the Administration Measures on Individual Foreign Exchange Control issued by the PBOC on December 25, 2006, all foreign exchange matters involved in employee share ownership plans and share option plans in which PRC citizens participate require approval from SAFE or its authorized branch. Pursuant to SAFE Circular 37, PRC residents who participate in share incentive plans in overseas non-publicly-listed companies may submit applications to SAFE or its local branches for the foreign exchange registration with respect to offshore special purpose companies. In addition, under the Notices on Issues concerning the Foreign Exchange Administration for Domestic Individuals Participating in Share Incentive Plans of Overseas Publicly-Listed Companies, or the Share Option Rules, issued by SAFE on February 15, 2012, PRC residents who are granted shares or share options by companies listed on overseas stock exchanges under share incentive plans are required to (i) register with SAFE or its local branches, (ii) retain a qualified PRC agent, which may be a PRC subsidiary of the overseas listed company or another qualified institution selected by the PRC subsidiary, to conduct the SAFE registration and other procedures with respect to the share incentive plans on behalf of the participants, and (iii) retain an overseas institution to handle matters in connection with their exercise of share options, purchase and sale of shares or interests and funds transfers.

PRC Regulation of Dividend Distributions

The principal laws, rules and regulations governing dividend distributions by foreign-invested enterprises in the PRC are the Company Law of the PRC, as amended, the Wholly Foreign-owned Enterprise Law and its implementation regulations, the Chinese-foreign Cooperative Joint Venture Law and its implementation regulations, and the Chinese-foreign Equity Joint Venture Law and its implementation regulations. Under these laws, rules and regulations, foreign-invested enterprises may pay dividends only out of their accumulated profit, if any, as determined in accordance with PRC accounting standards and regulations. Both PRC domestic companies and wholly-foreign owned PRC enterprises are required to set aside a general reserve of at least 10% of their after-tax profit, until the cumulative amount of such reserve reaches 50% of their registered capital. A PRC company is not permitted to distribute any profits until any losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year.

REPORTS TO SECURITY HOLDERS

Upon the effective date of this Registration Statement, we will become subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and accordingly, will file current and periodic reports, proxy statements and other information with the Securities and Exchange Commission, or the Commission. Information that the Company previously publicly disclosed was made through the OTC Disclosure and News Service and are available on the OTC Markets Group’s website at www.otcmarkets.com. With respect to disclosures filed or furnished to the Commission, you may obtain copies of our prior and future reports from the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, or on the SEC's website, at www.sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We currently do not have an internet website, but will also make available free of charge electronic copies of our filings upon request.

Near-Term Requirements For Additional Capital

We believe that we will require approximately $30 million over the next 18-24 months to implement our business plan. For the immediate future, we intend to finance our business expansion efforts through loans from existing shareholders or financial institutions.

Available Information

Access to all of our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is provided, free of charge, on our website (www.luduson.com) as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

Transfer Online Inc. located at 512 SE Salmon Street, Portland Oregon 97214, telephone number (503) 227-2950, facsimile (503) 227-6874, serves as our stock transfer agent.

ITEM 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1A.	Risk Factors

The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this registration statement and those we may make from time to time. You should carefully consider the risks described below, in addition to the other information contained in this registration statement, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Related to Our Business and Industry

We are a development stage company that is dependent upon the financial support of our stockholders to finance our operations.

We have not yet begun generating significant revenues and are dependent upon the continued support of our majority shareholder to continue operations. Our financial statements have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders.  If our assumption regarding improvement of profitability or the continued support of our stockholders are not valid, we may not be able to pursue our business plan or continue operations as planned, which may materially and adversely affect our financial condition and results of operations. Further, the value of your securities may be significantly be affected or become worthless.

We intend to mint our own DOTs under the assumption that our DOTs are not investment contracts and therefore not a security as described by the Supreme Court in SEC v. W.J. Howey Co., 328 U.S. 293 (1946). A particular digital asset’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and if we are unable to properly characterize our DOTs, we may be subject to regulatory scrutiny, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.

The legal test for determining whether any given digital asset is a security is a highly complex, fact-driven analysis that evolves over time, and the outcome is difficult to predict. The SEC generally does not provide advance guidance or confirmation on the status of any particular digital asset as a security. Furthermore, the SEC’s views in this area have evolved over time and it is difficult to predict the direction or timing of any continuing evolution. It is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the views of the SEC and its staff. Though the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given digital asset is a security in April 2019, this framework is also not a rule, regulation or statement of the SEC and is not binding on the SEC.

Foreign jurisdictions have adopted different approaches in classifying digital assets as “securities.” As a result, certain digital assets may be deemed to be a “security” under the laws of some jurisdictions but not others. Various foreign jurisdictions may, in the future, adopt additional laws, regulations, or directives that affect the characterization of digital assets as “securities.”

The classification of a digital asset as a security under applicable law has wide-ranging implications for the regulatory obligations that flow from the offer, sale, trading, and clearing of such assets. For example, a digital asset that is a security in the United States may generally only be offered or sold in the United States pursuant to a registration statement filed with the SEC or in an offering that qualifies for an exemption from registration in accordance with Section 5 of the Securities Act. Persons that effect transactions in digital assets that are securities in the United States may be subject to registration with the SEC as a “broker” or “dealer.” Platforms that bring together purchasers and sellers to trade digital assets that are securities in the United States are generally subject to registration as national securities exchanges, or must qualify for an exemption, such as by being operated by a registered broker-dealer as an alternative trading system, or ATS, in compliance with rules for ATSs. Persons facilitating clearing and settlement of securities may be subject to registration with the SEC as a clearing agency. Foreign jurisdictions may have similar licensing, registration, and qualification requirements.

We have internally conducted our own analysis and have concluded that our DOTs are not a “security” under applicable laws. Regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC, a foreign regulatory authority, or a court were to determine that our DOTs is a “security” under applicable laws. However, if the interpretation or enforcement of the laws and regulations regarding digital assets change, if we erroneously conclude that our DOTs are not securities, our operations would likely be materially and adversely affected such that we may be unable to continue to mint DOTs or the SEC, a foreign regulatory authority, or a court determines that our DOTs constitutes a security, we could become subject to judicial or administrative sanctions for failing to offer or sell the digital asset in compliance with the registration requirements of Section 5 of the Securities Act, or for acting as a broker, dealer, or national securities exchange without appropriate registration in the future. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. Users of our DOTs could also seek to rescind our sales transactions as the basis that it was conducted in violation of applicable law, which could subject us to significant liability. We may also be required to cease minting and selling our DOTs, which could negatively impact our business, operating results, and financial condition. If we are unable to mint our own DOTs, our results of operations and financial condition may be harmed and the value of your investment in us materially and adversely affected.

We face substantial litigation and regulatory risks.

As an enterprise whose business lines include innovative technology as well as payments made in cryptocurrency, we depend to a significant extent on its relationships with its clients and its reputation for integrity and high-caliber professional services. As a result, if a client is not satisfied with our services or if there are allegations of improper conduct, including improper conduct by any of our partners, by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, or if there is negative publicity and press speculation about us, whether or not valid, it may harm our reputation and may be more damaging to us than to businesses in other industries unrelated to this sector.

With regulators still establishing frameworks for the innovative technology utilized by us, as well as the payment mechanisms used, we may become subject to regulation and oversight, including periodic examination by regulatory authorities. We could be the subject of inquiries, investigations, sanctions, cease and desist orders, terminations of licenses or qualifications, lawsuits and proceedings by counterparties, clients, other third parties and regulatory and other governmental agencies, which could lead to increased expenses or reputational damage. Responding to inquiries, investigations, audits, lawsuits and proceedings, regardless of the ultimate outcome of the matter, is time-consuming and expensive and can divert the attention of senior management. The outcome of such proceedings may be difficult to predict or estimate until late in the proceedings, which may last a number of years.

The risks described above may be greater for companies in the distributed ledger and non-fungible token industries as it is relatively new and clients, counterparties and regulators are expected to need significant education to understand the mechanics of products and services that rely on such technologies.

Furthermore, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts refundable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement for a variety of different reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.

If we and/or any governmental agency believe that it has accepted capital contributions by, or is otherwise holdings assets of, any person or entity that is acting directly or indirectly in violation of any money laundering or corruption laws, rules, regulations, treaties, sanctions or other restrictions, or on behalf of any suspected terrorist or terrorist organization, suspected drug trafficker or senior foreign political figure(s) suspected in engaging in foreign corruption, we and/or such governmental agency may “freeze the assets” of such person or entity. We may also be required to report and remit or transfer those assets to a governmental agency. Any such action may harm our reputation and materially and adversely affect its business, financial condition and results of operations.

We rely on third-party service providers and partners for certain aspects of our operations, and any interruptions in services provided by these third parties may impair our ability to support our users.

We rely on third parties in connection with many aspects of our business, including payment processors, cloud computing services and data centers that provide facilities, infrastructure, website functionality and access, components, and services, including databases and data center facilities and cloud computing, which are critical to our intended operations. Because we intend to rely on third parties to provide these services and to facilitate certain of our business activities, we face increased operational risks. We do not control the operation of any of these third parties, including the third-party regulated trust and custodian entities we will use. These third parties may be subject to financial, legal, regulatory, and labor issues, cybersecurity incidents, break-ins, computer viruses, denial-of-service attacks, sabotage, acts of vandalism, privacy breaches, service terminations, disruptions, interruptions, and other misconduct. They are also vulnerable to damage or interruption from human error, power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes, pandemics (including the COVID-19 pandemic) and similar events. In addition, these third parties may breach their agreements with us, disagree with our interpretation of contract terms or applicable laws and regulations, refuse to continue or renew these agreements on commercially reasonable terms or at all, fail or refuse to process transactions or provide other services adequately, take actions that degrade the functionality of our services, impose additional costs or requirements on us or our customers, or give preferential treatment to competitors. There can be no assurance that third parties that will provide services to us or to our users will do so on acceptable terms, or at all. If any third parties do not adequately or appropriately provide their services or perform their responsibilities to us or our users, such as if third-party service providers close their data center facilities without adequate notice, are unable to restore operations and data, fail to perform as expected, or experience other unanticipated problems, we may be unable to procure alternatives in a timely and efficient manner and on acceptable terms, or at all, and we may be subject to business disruptions, losses or costs to remediate any of the deficiencies, user dissatisfaction, reputational damage, legal or regulatory proceedings, or other adverse consequences which could harm our business.

We are indebted to certain of our executive officers and directors in the approximate amount of US$282,747.

As of December 31, 2021, we are indebted to a company beneficially owned by Lee Ying Chiu Herbert, our director and shareholder, in an approximate amount of $272,413, and Chan Man Chung, our CEO, CFO, Secretary and director, in an approximate amount of $10,334. We may not be able to generate sufficient cash flow to repay these loans. If we issue additional securities as repayment, our shareholders may experience significant dilution. The advances are not expected to be repayable within the next twelve months. Additionally, loan repayment before achievement of profitability may cause us to delay implementing our business plans to expand.

We are also subject to other risks and uncertainties that affect many other businesses, including:

•	increasing costs, the volatility of costs and funding requirements and other legal mandates for employee benefits, especially pension and healthcare benefits;
•	the increasing costs of compliance with federal, state and foreign governmental agency mandates (including the Foreign Corrupt Practices Act) and defending against inappropriate or unjustified enforcement or other actions by such agencies;
•	the impact of any international conflicts on the U.S. and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;
•	any impacts on our business resulting from new domestic or international government laws and regulation;
•	market acceptance of our new service and growth initiatives;
•	the impact of technology developments on our operations and on demand for our services;
•	governmental under-investment in transportation infrastructure, which could increase our costs and adversely impact our service levels due to traffic congestion or sub-optimal routing of our vehicles;
•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis;
•	availability of financing on terms acceptable to our ability to maintain our current credit ratings, especially given the capital intensity of our operations.
•	the impact of cyberattacks and security breaches on our platform, our crypto wallets or our third-party partners;
•	any impacts on our crypto assets or customer assets due to the improper treatment of the crypto wallets, or the failure of the crypto storage system on our platform or our third-party partners;
•	changes in market sentiments towards digital assets and crypto;
•	the impact on our business due to the system failure of our platform or our third-party partners;
•	any impacts on the value of our crypto assets resulting from the volatile changes in crypto prices;
•	our ability to attract, maintain, and grow our customer base and engage our customers;
•	pricing for our products and services;
•	our ability to diversify and grow our services revenue;
•	changes in macroeconomic conditions, political and legal environments;
•	adverse legal proceedings or regulatory enforcement actions, judgments, settlements, or other legal proceeding and enforcement-related costs;
•	our ability to attract and retain talent; and
•	our ability to compete with our competitors.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

We may rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. However, trade secrets are difficult to protect. We limit disclosure of such trade secrets where possible but we also seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who do have access to them, such as our employees, contract manufacturers, consultants, advisors and other third parties. Despite these efforts, any of these parties may breach the agreements and may unintentionally or willfully disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Moreover, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Risks Related to Our Finances and Capital Requirements

We will need additional funding and may be unable to raise capital when needed, which would force us to delay any business expansions or acquisitions.

Our business plan contemplates the expansion of our logistics and delivery operations through organic means and through acquisitions or investments in additional complementary businesses, products and technologies. While we currently have no commitments or agreements relating to any of these types of transactions, we do not generate sufficient revenue from operations to finance expansion or acquisition needs. We expect to finance such future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash and investment balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs or our commercialization efforts.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish proprietary rights.

Until such time, if ever, as we can generate substantial revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, grants and license and development agreements in connection with any collaborations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Risks Relating to Doing Business in Hong Kong.

We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong and the profitability of such business.

We conduct our operations and generate our revenue in Hong Kong. Accordingly, economic, political and legal developments in the PRC will significantly affect our business, financial condition, results of operations and prospects. The PRC economy is in transition from a planned economy to a market-oriented economy subject to plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on economic conditions in the PRC. While we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and that business development in the PRC will continue to follow market forces, we cannot assure you that this will be the case.  Our interests may be adversely affected by changes in policies by the PRC government, including:

•	changes in laws, regulations or their interpretation;
•	confiscatory taxation;
•	restrictions on currency conversion, imports or sources of supplies, or ability to continue as a for-profit enterprise;
•	expropriation or nationalization of private enterprises; and
•	the allocation of resources.

Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the PRC. The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. We expect the Hong Kong legal system to rapidly evolve in the near future and may become closer aligned with legal system in China with the PRC government exerting more oversight and control over companies operating in Hong Kong, offerings conducted overseas and or foreign investment in Hong Kong based issuers. The interpretations of many laws, regulations and rules may not always be uniform and the enforcement of these laws, regulations and rules may involve uncertainties for you and us. Our ability to operate in Hong Kong, conduct overseas offerings and continue to investment in Hong Kong based issuers may be harmed by these changes in its laws and regulations, including those relating to taxation, import and export tariffs, healthcare regulations, environmental regulations, land use and property ownership rights, and other matters. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in Hong Kong or particular regions thereof, and could limit or completely hinder our ability to offer or continue to offer securities to investors or require us to divest ourselves of any interest we then hold in Hong Kong properties or joint ventures. Any such actions (including divesture or similar actions) could result in a material adverse effect on us and on your investment in us and could render our securities and your investment in our securities worthless.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with borrowers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. Only after 1979 did the Chinese government begin to promulgate a comprehensive system of laws that regulate economic affairs in general, deal with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, as well as encourage foreign investment in China. Although the influence of the law has been increasing, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Also, because these laws and regulations are relatively new, and because of the limited volume of published cases and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, there have been constant changes and amendments of laws and regulations over the past 30 years in order to keep up with the rapidly changing society and economy in China. Because government agencies and courts that provide interpretations of laws and regulations and decide contractual disputes and issues may change their interpretation or enforcement very rapidly with little advance notice at any time, we cannot predict the future direction of Chinese legislative activities with respect to either businesses with foreign investment or the effectiveness on enforcement of laws and regulations in China. The uncertainties, including new laws and regulations and changes of existing laws, as well as, may cause possible problems to foreign investors.

Although the PRC government has been pursuing economic reform policies for more than two decades, the PRC government continues to exercise significant control over economic growth in the PRC through the allocation of resources, controlling payments of foreign currency, setting monetary policy and imposing policies that impact particular industries in different ways. We cannot assure you that the PRC government will continue to pursue policies favoring a market oriented economy or that existing policies will not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting political, economic and social life in the PRC.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in Hong Kong may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

For example, the Chinese cybersecurity regulator announced on July 2 that it had begun an investigation of Didi Global Inc. (NYSE: DIDI) and two days later ordered that the company’s app be removed from smartphone app stores.

As such, the Company’s business segments may be subject to various government and regulatory interference in the provinces in which they operate. The Company could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. The Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. The Company’s operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry. Given that the Chinese government may intervene or influence our operations at any time, it could result in a material change in our operation and the value of our common stock. Given recent statements by the Chinese government indicating an intent to exert more oversight and control over offerings that are conducted overseas, any such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

Furthermore, it is uncertain when and whether the Company will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Although the Company is currently not required to obtain permission from any of the PRC federal or local government to obtain such permission and has not received any denial to list on the U.S. exchange, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry. As a result, our common stock may decline in value dramatically or even become worthless should we become subject to new requirement to obtain permission from the PRC government to list on U.S. exchange in the future.

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severe and Lawful Crackdown on Illegal Securities Activities, which were available to the public on July 6, 2021. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies. These opinions proposed to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing China-based overseas-listed companies and the demand for cybersecurity and data privacy protection. Moreover, the State Internet Information Office issued the Measures of Cybersecurity Review (Revised Draft for Comments, not yet effective) on July 10, 2021, which require operators with personal information of more than 1 million users who want to list abroad to file a cybersecurity review with the Office of Cybersecurity Review. The aforementioned policies and any related implementation rules to be enacted may subject us to additional compliance requirement in the future. While we believe that our operations are not affected by this, as these opinions were recently issued, official guidance and interpretation of the opinions remain unclear in several respects at this time. Therefore, we cannot assure you that we will remain fully compliant with all new regulatory requirements of these opinions or any future implementation rules on a timely basis, or at all.

The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted.  There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.

The Holding Foreign Companies Accountable Act was signed into law on December 18, 2020, and requires Auditors of publicly traded companies to submit to regular inspections every three years to assess such auditors’ compliance with applicable professional standards. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two. On September 22, 2021, the PCAOB adopted rules to create a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction. On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in China and in Hong Kong because of positions taken by PRC and Hong Kong authorities in those jurisdictions. The PCAOB has made such designations as mandated under the HFCA Act. Pursuant to each annual determination by the PCAOB, the SEC will, on an annual basis, identify issuers that have used non-inspected audit firms and thus are at risk of such suspensions in the future.

Our Auditor is based in Kuala Lumpur, Malaysia and is subject to PCAOB inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor. Furthermore, due to the recent developments in connection with the implementation of the Holding Foreign Companies Accountable Act, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCA Act that the PCAOB be permitted to inspect the issuer’s public accounting firm within two or three years, may result in the delisting of our securities from applicable trading markets in the U.S, in the future if the PCAOB is unable to inspect our accounting firm at such future time.

According to Article 177 of the Securities Law of the PRC (“Article 177”), overseas securities regulatory authorities are prohibited from engaging in activities pertaining to investigations or evidence collection directly conducted within the territories of the PRC, and Chinese entities or individuals are further prohibited from providing documents and information in connection with securities business activities to any organizations and/or persons abroad without the prior consent of the securities regulatory authority of the State Council and the competent departments of the State Council. As of the date of this prospectus, we are not aware of any implementing rules or regulations which have been published regarding application of Article 177.

We believe Article 177 is only applicable where the activities of overseas authorities constitute a direct investigation or evidence collection by such authorities within the territory of the PRC. In the event that the U.S. securities regulatory agencies carry out an investigation on us such as an enforcement action by the Department of Justice, the SEC or other authorities, such agencies’ activities will constitute conducting an investigation or collecting evidence directly within the territory of the PRC and accordingly fall within the scope of Article 177. In that case, the U.S. securities regulatory agencies may have to consider establishing cross-border cooperation with the securities regulatory authority of the PRC by way of judicial assistance, diplomatic channels or establishing a regulatory cooperation mechanism with the securities regulatory authority of the PRC. However, there is no assurance that the U.S. securities regulatory agencies will succeed in establishing such cross-border cooperation in this particular case and/or establish such cooperation in a timely manner.

Furthermore, as Article 177 is a recently promulgated provision, it remains unclear as to how it will be interpreted, implemented or applied by the Chinese Securities Regulatory Commission or other relevant government authorities. As such, there are uncertainties as to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) be permitted to inspect the issuer's public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. If the U.S. securities regulatory agencies are unable to conduct such investigations, there exists a risk that they may determine to suspend or de-register our registration with the SEC and may also delist our securities from applicable trading market within the US.

Adverse regulatory developments in China may subject us to additional regulatory review, and additional disclosure requirements and regulatory scrutiny to be adopted by the SEC in response to risks related to recent regulatory developments in China may impose additional compliance requirements for companies like us with significant China-based operations, all of which could increase our compliance costs, subject us to additional disclosure requirements.

The recent regulatory developments in China, in particular with respect to restrictions on China-based companies raising capital offshore, may lead to additional regulatory review in China over our financing and capital raising activities in the United States. In addition, we may be subject to industry-wide regulations that may be adopted by the relevant PRC authorities, which may have the effect of limiting our service offerings, restricting the scope of our operations in China, or causing the suspension or termination of our business operations in China entirely, all of which will materially and adversely affect our business, financial condition and results of operations. We may have to adjust, modify, or completely change our business operations in response to adverse regulatory changes or policy developments, and we cannot assure you that any remedial action adopted by us can be completed in a timely, cost-efficient, or liability-free manner or at all.

On July 30, 2021, in response to the recent regulatory developments in China and actions adopted by the PRC government, the Chairman of the SEC issued a statement asking the SEC staff to seek additional disclosures from offshore issuers associated with China-based operating companies before their registration statements will be declared effective, including detailed disclosure related to whether the issuer received or were denied permission from Chinese authorities to list on U.S. exchanges and the risks that such approval could be denied or rescinded. On August 1, 2021, the China Securities Regulatory Commission stated in a statement that it had taken note of the new disclosure requirements announced by the SEC regarding the listings of Chinese companies and the recent regulatory development in China, and that both countries should strengthen communications on regulating China-related issuers. We cannot guarantee that we will not be subject to tightened regulatory review and we could be exposed to government interference in China.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We will have operations, agreements with third parties and make sales in Hong Kong, which may experience corruption. Our proposed activities may create the risk of unauthorized payments or offers of payments by one of the employees, consultants, or sales agents of our Company, because these parties are not always subject to our control. It will be our policy to implement safeguards to discourage these practices by our employees. Also, our existing practices and any future improvements may prove to be less than effective, and the employees, consultants, or sales agents of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business.

Any transfer of funds by us to our Hong Kong subsidiaries, either as a shareholder loan or as an increase in registered capital, may become subject to approval by or registration or filing with relevant governmental authorities in China. According to the relevant PRC regulations on foreign-invested enterprises in China, capital contributions to PRC subsidiaries are subject to the approval of or filing with the Ministry of Commerce in its local branches and registration with a local bank authorized by SAFE. It is unclear if Hong Kong subsidiaries will be deemed a PRC subsidiary. If Hong Kong subsidiaries are deemed to be PRC subsidiaries, (i) any foreign loan procured by our Hong Kong subsidiaries will be required to be registered with SAFE or its local branches or filed with SAFE in its information system; and (ii) our Hong Kong subsidiaries will not be able to procure loans which exceed the difference between their total investment amount and registered capital or, as an alternative, only procure loans subject to the calculation approach and limitation as provided in the People’s Bank of China Notice No. 9 (“PBOC Notice No. 9”). We may not be able to obtain these government approvals or complete such registrations on a timely basis, if at all, with respect to future capital contributions or foreign loans by us to our Hong Kong subsidiaries, if required. If we fail to receive such approvals or complete such registration or filing, our ability to use the proceeds we receive from our offshore financing activities and to capitalize our Hong Kong operations may be negatively affected, which could adversely affect our liquidity and ability to fund and expand our business. There is, in effect, no statutory limit on the amount of capital contribution that we can make to our Hong Kong subsidiaries. This is because there is no statutory limit on the amount of registered capital for our Hong Kong subsidiaries, and we are allowed to make capital contributions to our Hong Kong subsidiaries by subscribing for their initial registered capital and increased registered capital, provided that the Hong Kong subsidiaries complete the relevant filing and registration procedures.

The Circular on Reforming the Administration of Foreign Exchange Settlement of Capital of Foreign-Invested Enterprises, or SAFE Circular 19, effective as of June 1, 2015, as amended by Circular of the State Administration of Foreign Exchange on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement under the Capital Account, or SAFE Circular 16, effective on June 9, 2016, allows FIEs to settle their foreign exchange capital at their discretion, but continues to prohibit FIEs from using the Renminbi fund converted from their foreign exchange capitals for expenditure beyond their business scopes, and also prohibit FIEs from using such Renminbi fund to provide loans to persons other than affiliates unless otherwise permitted under its business scope. If Safe Circulars 16 and 19 are interpreted to apply to the Hong Kong Dollar, our ability to use Hong Kong Dollars converted from the net proceeds from our offshore financing activities to fund the establishment of new entities in Hong Kong, to invest in or acquire any other Hong Kong or PRC companies may be limited, which may adversely affect our business, financial condition and results of operations.

Because our holding company structure creates restrictions on the payment of dividends, our ability to pay dividends is limited.

We are a holding company whose primary assets are our ownership of the equity interests in our subsidiaries. We conduct no other business and, as a result, we depend entirely upon our subsidiaries’ earnings and cash flow. If we decide in the future to pay dividends, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. Our subsidiaries and projects may be restricted in their ability to pay dividends, make distributions or otherwise transfer funds to us prior to the satisfaction of other obligations, including the payment of operating expenses or debt service, appropriation to reserves prescribed by laws and regulations, covering losses in previous years, restrictions on the conversion of local currency into U.S. dollars or other hard currency, completion of relevant procedures with governmental authorities or banks and other regulatory restrictions. Under the applicable PRC laws and regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China is required to set aside a portion of its after-tax profit to fund specific reserve funds prior to payment of dividends. In particular, at least 10% of its after-tax profits based on PRC accounting standards each year is required to be set aside towards its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of any of these currencies into U.S. dollars may adversely affect the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars. For a detailed description of the potential government regulations facing the Company associated with our operations in Hong Kong, please refer to “Government and Industry Regulations –China. We do not presently have any intention to declare or pay dividends in the future. You should not purchase shares of our common stock in anticipation of receiving dividends in future periods.

If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If you are a U.S. holder of our shares of common stock, you will be taxed on the U.S. dollar value of your dividends, if any, at the time you receive them, even if you actually receive a smaller amount of U.S. dollars when the payment is in fact converted into U.S. dollars. Specifically, if a dividend is declared and paid in a foreign currency such as the RMB, the amount of the dividend distribution that you must include in your income as a U.S. holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the spot rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact converted into U.S. dollars. Thus, if the value of the foreign currency decreases before you actually convert the currency into U.S. dollars, you will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.

Under the Enterprise Income Tax Law and its implementation regulations issued by the State Council of the PRC, unless otherwise provided under relevant tax treaties, a 10% PRC withholding tax is applicable to dividends payable to investors that are non-resident enterprises, which do not have an establishment or place of business in the PRC or which have such establishment or place of business but the dividends are not effectively connected with such establishment or place of business, to the extent such dividends are derived from sources within the PRC. Similarly, any gain realized on the transfer of shares by such investors is also subject to PRC tax at a current rate of 10%, subject to any reduction or exemption set forth in relevant tax treaties, if such gain is regarded as income derived from sources within the PRC. If we are deemed a PRC resident enterprise, dividends paid on our shares, and any gain realized from the transfer of our shares, would be treated as income derived from sources within the PRC and would as a result be subject to PRC taxation. Furthermore, if we are deemed a PRC resident enterprise, dividends payable to individual investors who are non-PRC residents and any gain realized on the transfer shares by such investors may be subject to PRC tax at a current rate of 20%, subject to any reduction or exemption set forth in applicable tax treaties. It is unclear whether we or any of our subsidiaries established outside of China are considered a PRC resident enterprise or whether holders of shares would be able to claim the benefit of income tax treaties or agreements entered into between China and other countries or areas. If dividends payable to our non-PRC investors, or gains from the transfer of our shares by such investors are subject to PRC tax, the value of your investment in our shares may decline significantly. For a detailed description of the potential government regulations facing the Company associated with our operations in Hong Kong, please refer to “Government and Industry Regulations –China.”

Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.

Under the PRC Enterprise Income Tax Law, or the New EIT Law, and its amendment and implementation rules, which became effective in January 2008, an enterprise established outside of the PRC with a “de facto management body” located within the PRC is considered a PRC resident enterprise and will be subject to the enterprise income tax at the rate of 25% on its global income. The implementation rules define the term “de facto management bodies” as “establishments that carry out substantial and overall management and control over the manufacturing and business operations, personnel and human resources, finance and treasury, and business combination and disposition of properties and other assets of an enterprise.” On April 22, 2009, the State Administration of Taxation (the “SAT”), issued a circular, or SAT Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. Although the SAT Circular 82 only applies to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners, the determining criteria set forth in the SAT Circular 82 may reflect the SAT’s general position on how the “de facto management body” text should be applied in determining the resident status of all offshore enterprises for the purpose of PRC tax, regardless of whether they are controlled by PRC enterprises or individuals. Although we do not believe that our legal entities organized outside of the PRC constitute PRC resident enterprises, it is possible that the PRC tax authorities could reach a different conclusion. In such case, we may be considered a PRC resident enterprise and may therefore be subject to the 25% enterprise income tax on our global income, which could significantly increase our tax burden and materially and adversely affect our cash flow and profitability. In addition to the uncertainty regarding how the new PRC resident enterprise classification for tax purposes may apply, it is also possible that the rules may change in the future, possibly with retroactive effect. For a detailed description of the potential government regulations facing the Company associated with our operations in Hong Kong, please refer to “Government and Industry Regulations –China.”

We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

On February 3, 2015, the State Administration of Taxation issued an Announcement on Several Issues Concerning Enterprise Income Tax on Income Arising from Indirect Transfers of Property by Non-PRC Resident Enterprises, or Announcement 7, with the same effective date. Under Announcement 7, an “indirect transfer” refers to a transaction where a non-resident enterprise transfers its equity interest and other similar interest in an offshore holding company, which directly or indirectly holds Chinese taxable assets (the assets of an “establishment or place” situated in China; real property situated in China and equity interest in Chinese resident enterprises) and any indirect transfer without reasonable commercial purposes are subject to the PRC taxation. In addition, Announcement 7 specifies the conditions under which an indirect transfer is deemed to lack a reasonable commercial purpose which include: (1) 75% or more of the value of the offshore holding company’s equity is derived from Chinese taxable assets, (2) anytime in the year prior to the occurrence of the indirect transfer of Chinese taxable assets, 90% or more of the total assets (excluding cash) of the offshore holding company are direct or indirect investments in China, or 90% or more of the revenue of the offshore holding company was sourced from China; (3) the functions performed and risks assumed by the offshore holding company(ies), although incorporated in an offshore jurisdiction to conform to the corporate law requirements there, are insufficient to substantiate their corporate existence and (4) the foreign income tax payable in respect of the indirect transfer is lower than the Chinese tax which would otherwise be payable in respect of the direct transfer if such transfer were treated as a direct transfer. As a result, gains derived from such indirect transfer will be subject to PRC enterprise income tax, currently at a tax rate of 10%.

Announcement 7 grants a safe harbor under certain qualifying circumstances, including transfers in the public securities market and certain intragroup restricting transactions, however, there is uncertainty as to the implementation of Announcement 7. For example, Announcement 7 requires the buyer to withhold the applicable taxes without specifying how to obtain the information necessary to calculate taxes and when the applicable tax shall be submitted. Announcement 7 may be determined by the tax authorities to be applicable to our offshore restructuring transactions or sale of the shares of our offshore subsidiaries where non-resident enterprises, being the transferors, were involved. Though Announcement 7 does not impose a mandatory obligation of filing the report of taxable events, the transferring party shall be subject to PRC withholding tax if the certain tax filing conditions are met. Non-filing may result in an administrative penalty varying from 50% to 300% of unpaid taxes. As a result, we and our non-resident enterprises in such transactions may become at risk of being subject to taxation under Announcement 7, and may be required to expend valuable resources to comply with Announcement 7 or to establish that we and our non-resident enterprises should not be taxed under Announcement 7, for any restructuring or disposal of shares of our offshore subsidiaries, which may have a material adverse effect on our financial condition and results of operations.

PRC laws and regulations have established more complex procedures for certain acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

Further to the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the New M&A Rules, the Anti-monopoly Law of the PRC, the Rules of Ministry of Commerce on Implementation of Security Review System of Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated by MOFCOM or the MOFCOM Security Review Rules, was issued in August 2011, which established additional procedures and requirements that are expected to make merger and acquisition activities in China by foreign investors more time-consuming and complex, including requirements in some instances that MOFCOM be notified in advance of any change of control transaction in which a foreign investor takes control of a PRC enterprise, or that the approval from MOFCOM be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire affiliated domestic companies. PRC laws and regulations also require certain merger and acquisition transactions to be subject to merger control review and or security review.

The MOFCOM Security Review Rules, effective from September 1, 2011, which implement the Notice of the General Office of the State Council on Establishing the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated on February 3, 2011, further provide that, when deciding whether a specific merger or acquisition of a domestic enterprise by foreign investors is subject to the security review by MOFCOM, the principle of substance over form should be applied and foreign investors are prohibited from bypassing the security review requirement by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through agreements control or offshore transactions.

Further, if the business of any target company that the combined company seeks to acquire falls into the scope of security review, the combined company may not be able to successfully acquire such company either by equity or asset acquisition, capital contribution or through any contractual agreements. The combined company may grow its business in part by acquiring other companies operating in its industry. Complying with the requirements of the relevant regulations to complete such transactions could be time consuming, and any required approval processes, including approval from MOFCOM, may delay or inhibit its ability to complete such transactions, which could affect our ability to maintain or expand our market share.

In addition, SAFE promulgated the Circular on the Settlement of Foreign Currency Capital of Foreign-invested Enterprises, or Circular 19, on June 1, 2015. Under Circular 19, registered capital of a foreign-invested company settled in RMB converted from foreign currencies may only be used within the business scope approved by the applicable governmental authority and the equity investments in the PRC made by the foreign-invested company shall be subject to the relevant laws and regulations about the foreign-invested company’s reinvestment in the PRC. In addition, foreign-invested companies cannot use such capital to make the investments in securities, and cannot use such capital to issue the entrusted RMB loans (except approved in its business scope), repay the RMB loans between the enterprises and the ones which have been transferred to the third party. Circular 19 may significantly limit our ability to effectively use the proceeds from future financing activities as the Chinese subsidiaries may not convert the funds received from us in foreign currencies into RMB, which may adversely affect their liquidity and our ability to fund and expand our business in the PRC.

SAFE issued the Circular on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement of Capital Accounts (“Circular 16”), on June 9, 2016, which became effective simultaneously. Pursuant to Circular 16, enterprises registered in the PRC may also convert their foreign debts from foreign currency to RMB on a self-discretionary basis. Circular 16 provides an integrated standard for conversion of foreign exchange under capital account items (including but not limited to foreign currency capital and foreign debts) on a self-discretionary basis which applies to all enterprises registered in the PRC. Circular 16 reiterates the principle that RMB converted from foreign currency-denominated capital of a company may not be directly or indirectly used for purpose beyond its business scope or prohibited by PRC Laws or regulations, while such converted RMB shall not be utilized as loans to its non-affiliated entities. As Circular 16 is newly issued and SAFE has not provided detailed guidelines with respect to its interpretation or implementation, it is uncertain how these rules will be interpreted and implemented.

Failure to comply with PRC regulations regarding the registration requirements for employee stock ownership plans or share option plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

Pursuant to SAFE Circular 37, PRC residents who participate in share incentive plans in overseas non-publicly-listed companies may submit applications to SAFE or its local branches for the foreign exchange registration with respect to offshore special purpose companies. In the meantime, our directors, executive officers and other employees who are PRC citizens or who are non-PRC residents residing in the PRC for a continuous period of not less than one year, subject to limited exceptions, and who have been granted incentive share awards by us, may follow the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly-Listed Company, or 2012 SAFE notices, promulgated by the SAFE in 2012. Pursuant to the 2012 SAFE notices, PRC citizens and non-PRC citizens who reside in China for a continuous period of not less than one year who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be the PRC subsidiaries of such overseas listed company, and complete certain other procedures. In addition, an overseas entrusted institution must be retained to handle matters in connection with the exercise or sale of stock options and the purchase or sale of shares and interests. Our executive officers and other employees who are PRC citizens or who reside in the PRC for a continuous period of not less than one year and who have been granted options will be subject to these regulations. It is unclear if these regulations will be expanded to include Hong Kong residents or citizens. Failure to complete the SAFE registrations may subject them to fines, and legal sanctions and may also limit our ability to contribute additional capital into our Hong Kong subsidiaries and limit our Hong Kong subsidiaries’ ability to distribute dividends to us if Hong Kong residents or citizens are covered under these PRC regulations. We also face regulatory uncertainties that could restrict our ability to adopt additional incentive plans for our directors, executive officers and employees under PRC law.

The SAT has issued certain circulars concerning employee share options and restricted shares. Under these circulars, employees working in China who exercise share options or are granted restricted shares will be subject to PRC individual income tax. It is unclear whether these regulations will be expanded in the future to cover our employees in Hong Kong. Our Hong Kong subsidiaries may become obligated to file documents related to employee share options or restricted shares with relevant tax authorities and to withhold individual income taxes of those employees who exercise their share options. If our employees fail to pay or we fail to withhold their income taxes according to relevant laws and regulations, we may face sanctions imposed by the tax authorities or other PRC governmental authorities.

If we become directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations and our reputation and could result in a loss of your investment in our shares, especially if such matter cannot be addressed and resolved favorably.

U.S. public companies that have substantially all of their operations in China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities, a lack of effective internal controls over financial accounting and reporting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our company and our business. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we may have to expend significant resources to investigate such allegations and/or defend the Company. This situation may be a major distraction to our management. If such allegations are not proven to be groundless, our Company and business operations will be severely hampered and your investment in our stock could be rendered worthless.

In addition, major issues with other U.S. listed Chinese companies in the future, could have a negative effect on the value of your investment, even though the Company is not involved.

It may be difficult for stockholders to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders.

Substantially all of our assets are located in Hong Kong. Moreover, our current directors and officers are Hong Kong/Chinese nationals. All or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for our stockholders to effect service of process within the United States upon our subsidiaries or any individuals. In addition, there is uncertainty as to whether the courts of Hong Kong or the PRC would recognize or enforce judgments of U.S. courts obtained against us or our officers and/or directors predicated upon the civil liability provisions of Hong Kong against us or such persons predicated upon the securities laws of the United States or any state thereof. It is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties under the United States Federal securities laws or otherwise.

Risks Relating to Securities Markets and Investment in Our Stock

There is not now and there may not ever be an active market for our Common Stock. There are restrictions on the transferability of these securities.

There currently is no market for our Common Stock and, except as otherwise described herein, we have no plans to file any registration statement or otherwise attempt to create a market for the shares. Even if an active market develops for the shares, Rule 144, which provides for an exemption from the registration requirements under the Securities Act under certain conditions, requires, among other conditions, a holding period prior to the resale (in limited amounts) of securities acquired in a non-public offering without having to satisfy the registration requirements under the Securities Act. There can be no assurance that we will fulfill any reporting requirements in the future under the Exchange Act or disseminate to the public any current financial or other information concerning us, as is required by Rule 144 as part of the conditions of its availability.

Our common stock is subject to the “penny stock” rules of the sec and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Under U.S. federal securities legislation, our common stock will constitute "penny stock". Penny stock is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a potential investor's account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve an investor's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination. Brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

You may experience substantial dilution of your investment in our securities as a result of the potential conversion of certain outstanding preferred stock into shares of our common stock.

We have issued and outstanding 10,000,000 shares of Series A Preferred Stock and 1 share of Series C Convertible Preferred Stock which have potentially dilutive impacts on voting or beneficial ownership. While holders of the Series A Preferred Stock cannot convert their securities into common stock, each one share of Series A Preferred Stock is entitled to vote 200 shares on matters submitted to a vote of our shareholders. Holders of the Series C Preferred Stock cannot vote on matters submitted to a vote of the shareholders but are entitled to convert the sole outstanding share of Series C Preferred Stock into 9.99% our of issued and outstanding common stock less the number of shares of common stock then held by the holder. Lee Ying Chiu Herbert, our director owns all 10 million issued and outstanding shares of our Series A Preferred Stock and the sole outstanding share of Series C Preferred Stock. As a result Dr. Lee, our director controls the voting power of approximately 81% of our common stock, as calculated on a fully diluted basis, as of the date of this registration statement. Upon issuance of the balance of 129,860,254,628 shares of common stock due to him, Dr. Lee will control in excess of 99.45% of the voting power of our common stock, as calculated on a fully diluted basis.

We are a controlled company subject to the control of Lee Ying Chiu Herbert, our director. Lee Ying Chiu Herbert, together with our other insiders beneficially own a significant portion of our stock, and accordingly, have control over stockholder matters, our business and management.

Under NASDAQ stock exchange rule 5615(c)(1), a “controlled company” is defined as a “company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company.” As of the date of this prospectus, Lee Ying Chiu Herbert beneficially owns 1,129,587,822 shares of our common stock, or approximately 60.48% of our issued and outstanding shares of common stock and 10,000,000 share of our Series A Preferred Stock, or approximately 100% of our issued and outstanding shares of Series A Preferred Stock, and 337,000 shares of our Series B Preferred Stock, or approximately 91.99% of our issued and outstanding shares of Series B Preferred Stock and 1 share of our Series C Preferred Stock, or approximately 100% of our issued and outstanding shares of Series C Preferred Stock. So Han Meng Julian, our director, beneficially owns 100,000,000 shares of our common stock, or approximately 5.35% of our issued and outstanding shares of common stock. Each of Messrs. Lee and So are entitled to an additional 129,860,254,628 and 8,608,462,003, respectively, shares of our common stock in connection with our acquisition of Marvion Holdings Limited. After the issuance of the second tranche of shares of common stock, our directors will beneficially own in excess of 99.55% of our issued and outstanding shares of our common stock. As a result, Dr. Lee will have significant influence to:

•	Elect or defeat the election of our directors;
•	Amend or prevent amendment of our articles of incorporation or bylaws;
•	Effect or prevent a merger, sale of assets or other corporate transaction; and
•	Affect the outcome of any other matter submitted to the stockholders for vote.

Moreover, because of the significant ownership position held by our management team, new investors may not be able to effect a change in our business or management, and therefore, shareholders would have no recourse as a result of decisions made by management. In addition, sales of significant amounts of shares held by our management team, or the prospect of these sales, could adversely affect the market price of our common stock. Our management team’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell the shares offered by this registration statement.

Secondary trading in common stock sold in this offering will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

The Company does not intend to seek registration or qualification of its shares of common stock the subject of this offering in any State or territory of the United States. Aside from a "secondary trading" exemption, other exemptions under state law and the laws of US territories may be available to purchasers of the shares of common stock sold in this offering,

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of our company.

Though not now, in the future we may become subject to Nevada's control share law. A corporation is subject to Nevada's control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation. The law focuses on the acquisition of a "controlling interest" which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors:

(i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

The effect of the control share law is that the acquiring person, and those acting in association with it, obtains only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to strip voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law.

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights is entitled to demand fair value for such stockholder's shares.

In addition to the control share law, Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and "interested stockholders" for three years after the "interested stockholder" first becomes an "interested stockholder," unless the corporation's board of directors approves the combination in advance. For purposes of Nevada law, an "interested stockholder" is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term "business combination" is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation's assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada's business combination law is to potentially discourage parties interested in taking control of our company from doing so if it cannot obtain the approval of our board of directors.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. Stockholders may never be able to sell shares when desired. Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

Our stock may be subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control and may prevent our stockholders from reselling our Common Stock at a profit.

The market prices for our securities may be volatile and may fluctuate substantially due to many factors, including:

•	market conditions in the business marketing services and digital assets services sectors or the economy as a whole;
•	price and volume fluctuations in the overall stock market;
•	announcements of the introduction of new products and services by us or our competitors;
•	actual fluctuations in our quarterly operating results, and concerns by investors that such fluctuations may occur in the future;
•	deviations in our operating results from the estimates of securities analysts or other analyst comments;
•	additions or departures of key personnel;
•	legislation, including measures affecting e-commerce or infrastructure development; and
•	development concerning current or future strategic collaborations.

ITEM 1B. Unresolved Staff Comments.

At March 31, 2022, the Company had outstanding unresolved Securities and Exchange Commission (the “SEC”) staff comments that relate to the registration statement on Form 10 originally filed with the SEC on October 26, 2021, and subsequently amended on December 14, 2021, January 7, 2022, February 7, 2022 and March 3, 2022. The remaining unresolved comments relate to:

•	general business disclosures relating to whether the digital ownership tokens offered by the Company are non-fungible; and
•	expansion of our analysis regarding whether our digital ownership products are securities as defined under Section 2(a)(1) of the Securities Act, as amended.

The Company hopes to resolve all such comments through additional disclosures.

ITEM 2. Properties.

Our corporate and executive office is located at 37th Floor, Singapore Land Tower, 50 Raffles Place, Singapore 048623, telephone number +65 6829 7029. We are parties to commit with office service agreement at a monthly rate of $103, in a term of 13 months.

We believe that our current facilities are adequate for our current needs. We expect to secure new facilities or expand existing facilities as necessary to support future growth. We believe that suitable additional space will be available on commercially reasonable terms as needed to accommodate our operations.

ITEM 3. Legal Proceedings.

There are no material pending legal proceedings to which we or our subsidiaries are a party or to which any of our or their property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers, affiliates or any owner of record or beneficially of more than 5% of our common stock, or any associate of any of the foregoing, is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Shares of our common stock are quoted on the OTC Pink under the symbol “BONZ”. As of March 23, 2022, the last closing price of our securities was $0.005.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the Pink Sheets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended December 31, 2021:
Fourth Quarter	$0.032	$0.0036
Third Quarter	$0.0377	$0.0041
Second Quarter	$0.015	$0.0051
First Quarter	$0.035	$0.0025

Fiscal year ended December 31, 2020:
Fourth Quarter	$0.0043	$0.0018
Third Quarter	$0.0062	$0.0018
Second Quarter	$0.0027	$0.0015
First Quarter	$0.0039	$0.001

(b)  Approximate Number of Holders of Common Stock

As of March 23, 2022, there were approximately 45 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

(c)  Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We paid no dividends during the periods reported herein, nor do we anticipate paying any dividends in the foreseeable future.

(d)  Equity Compensation Plan Information

None.

(e)  Recent Sales of Unregistered Securities

None.

ITEM 6.  RESERVED.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended December 31, 2021 and 2020. The discussion and analysis that follows should be read together with the section entitled “Cautionary Note Concerning Forward-Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

Currency and exchange rate

Unless otherwise noted, all currency figures quoted as “U.S. dollars”, “dollars” or “US$” refer to the legal currency of the United States. References to “Hong Kong Dollar” are to the Hong Kong Dollar, the legal currency of the Hong Kong Special Administrative Region of the People’s Republic of China. Throughout this report, assets and liabilities of the Company’s subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

We are not required to obtain permission from the Chinese authorities to operate or to issue securities to foreign investors.

We, through our subsidiaries are currently engaged in the rendering of marketing and strategic advisory services and also offer financing and business development solutions as well as related professional services such as assisting clients in meeting regulatory and best practices requirements. With the recent boom of the Non-Fungible Tokens (NFTs) sector, we expect to assist technology companies in meeting regulatory and legal requirements while setting up and offering digital ownership tokens (“DOT”) products and services in Hong Kong.

Forward-Looking Statements

Statements in the following discussion and throughout this registration statement that are not historical in nature are “forward-looking statements.” You can identify forward-looking statements by the use of words such as “expect,” “anticipate,” “estimate,” “may,” “will,” “should,” “intend,” “believe,” and similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Actual results could differ from those described in this registration statement because of numerous factors, many of which are beyond our control. These factors include, without limitation, those described under Item 1A “Risk Factors.” We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this registration statement or to reflect actual outcomes. Please see “Forward Looking Statements” at the beginning of this Form 10.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information appearing elsewhere in this Form 10.

Overview

We are not required to obtain permission from the Chinese authorities to operate or to issue securities to foreign investors.

We are at a development stage company and reported a net loss of $2,121,074 and $865 for the years ended December 31, 2021 and 2020, respectively. We had current assets of $143,732 and current liabilities of $2,407,792 as of December 31, 2021. As of December 31, 2020, our current assets and current liabilities were $2,650 and $4,282, respectively.

Our financial statements for the years ended December 31, 2021 and 2020 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

Results of Operations.

Comparison of the fiscal years ended December 31, 2021 and 2020

The following table sets forth certain operational data for the years indicated:

	Fiscal Years Ended December 31,
	2021	2020
Revenues:		–
Media & entertainment segment	$95,955	$–
Consulting business segment	201,137	–
Total revenue	297,092	–
Cost of revenue:
Media & entertainment segment	(14,035)	–
Consulting business segment	(73,788)	–
Total cost of revenue	(87,823)	–
Gross profit	209,269	–
Operating expenses:
Sales and marketing	(185,363)	–
Technology and development	(124,148)	–
Corporate development	(680,000)	–
Impairment loss on digital assets	(1,640)	–
General and administrative expenses	(1,334,066)	(865)
Loss from operation	(2,115,948)	(865)
Other income, net	–	–
Loss before income taxes	(2,115,948)	(865)
Income tax expense	(5,126)	–
Net loss	$(2,121,074)	$(865)

Revenue

During the year ended December 31, 2021, the following customers accounted for 10% or more of our total net revenues

	Year ended December 31, 2021			December 31, 2021
Customer	Revenues	Percentage of revenues		Accounts receivable
Axiom Global HK Limited	$100,950	34%		$–
Video Commerce Group Limited	100,187	34%		–
Total:	$201,137	68%	Total:	$–

No revenue was generated during the year ended December 31, 2020.

Cost of Revenue

Cost of revenue of approximately $87,823 for the year ended December 31, 2021 consisted primarily of amortization on licensed media content, token minting cost and consultancy fee.

Gross Profit

We achieved a gross profit of $209,269 and $0 for the years ended December 31, 2021 and 2020, respectively. The increase in gross profit is attributable to an increase in our media & entertainment and consulting businesses volume.

Sales and Marketing Expenses

Sales and marketing expenses of $185,363 for the year ended December 31, 2021 primarily include costs related to public relations, advertising and marketing programs, and personnel-related expenses.

Technology and Development Expenses

Technology and development expenses of $124,148 for the year ended December 31, 2021 include personnel-related expenses incurred in operating, maintaining and enhancing our websites and platform, and costs incurred in developing new website and ecommerce platform.

Corporate Development Expenses

Corporate development expenses of $680,000 for the year ended December 31, 2021 primarily include personnel-related expenses incurred to support our corporate development.

General and Administrative Expenses (“G&A”)

General and administrative expenses of $1,334,066 and $865 for the years ended December 31, 2021 and 2020, respectively. These expenses primarily include consulting fees, personnel related expenses, as well as costs incurred on other professional fees incurred in connection with general operations of the Company. G&A expenses increased by approximately $1,333,201 in the year ended December 31, 2021 from $865 in the same period of 2020.

Income Tax Expense

We incurred income tax expense of $5,126 during the year ended December 31, 2021.

No income tax expense incurred during the year ended December 31, 2020.

Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the years ended December 31, 2021 and 2020.

	Years ended December 31,
	2021	2020
Net cash used in operating activities	$(98,968)	$(807)
Net cash used in investing activities	(153,709)	–
Net cash provided by financing activities	279,418	19

Net Cash Used In Operating Activities

For the year ended December 31, 2021, net cash used in operating activities was $98,968, which consisted primarily of a net loss of $2,121,074, amortization of $12,332, digital assets received of $95,955, loss on impairment of digital assets of $1,640, increase in digital assets of $4,547, increase in prepayment and other receivables of $15,456, increase in accrued liabilities and other payables of 2,118,983 and increase in income tax payable of $5,109.

For the year ended December 31, 2020, net cash used in operating activities was $807, which consisted primarily of a net loss of $865, increase in prepayment and other receivables of $6 and increase in accrued liabilities and other payables of $64.

Net Cash Used In Investing Activities

For the year ended December 31, 2021, net cash used in investing activities was $153,709, which mainly consisted of purchase of intangible assets of $153,709.

No investing activities incurred for the year ended December 31, 2020.

Net Cash Provided by Financing Activities

For the year ended December 31, 2021, net cash provided by financing activities was $279,418, which consisted of advance from directors of $278,529 and advance from related parties of $889.

For the year ended December 31, 2020, net cash provided by financing activities was $19, which consisted of advance from directors of $19.

Working Capital

As of December 31, 2021, we had cash and cash equivalents of $28,124, digital assets of $98,862, prepayments and other receivables of $16,746.

As of December 31, 2020, we had cash and cash equivalents of $1,360, prepayments and other receivables of $1,290.

As of December 31, 2021 and 2020, we had working capital deficit of $2,264,060 and working capital deficit of $1,632, respectively.

We expect to incur significantly greater expenses in the near future as we expand our business or enter into strategic partnerships. We also expect our technology and development, sales and marketing expenses to increase as we enhance our e-commerce platform and spend more efforts in building up customers and community and incur additional costs in investors and partnerships relationship for long-term corporate development.

During the year, we did not pay dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

Going Concern

Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital may include the sale of equity securities, which include common stock sold in private transactions, capital leases and short-term and long-term debts. While we believe that we will obtain external financing and the existing shareholders will continue to provide the additional cash to meet our obligations as they become due, there can be no assurance that we will be able to raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed below are adequate to support operations for at least the next 12 months.

We require additional funding to meet its ongoing obligations and to fund anticipated operating losses. Our auditor has expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

We expect to incur marketing and professional and administrative expenses as well expenses associated with maintaining our filings with the Commission. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results. Additional funding may not be available on favorable terms, if at all. We intend to continue to fund its business by way of equity or debt financing and advances from related parties. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

If we cannot raise additional funds, we will have to cease business operations. As a result, our common stock investors would lose all of their investment.

Material Cash Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2022 to be significantly higher than 2021. As of December 31, 2021, we had an accumulated deficit of $16,157,367. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

We had the following contractual obligations and commercial commitments as of December 31, 2021:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amounts due to related parties	283,636	283,636	–	–	–
Tax obligation	5,109	5,109	–	–	–
Personnel-related obligations	2,072,418	2,072,418	–	–	–
Other contractual liabilities (1)	46,629	46,629	–	–	–
Commercial commitments
Bank loan repayment	–	–	–	–	–
Total obligations	2,407,792	2,407,792	–	–	–

(1) Includes all obligations included in “Accrued liabilities and other payables” in current liabilities in the “Consolidated Balance Sheet” that are contractually fixed as to timing and amount.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Critical Accounting Policies and Estimates.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our consolidated financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations and require management's subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to consolidated financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments. We believe the following accounting policies are critical in the preparation of our consolidated financial statements.

•	Use of estimates and assumptions

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates in the period include the impairment loss on digital assets, valuation and useful lives of intangible assets and deferred tax valuation allowance.

•	Basis of consolidation

The consolidated financial statements include the accounts of BONZ and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Segment reporting

Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. Currently, the Company operates in two reportable operating segments in Hong Kong and Singapore.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Digital assets

The Company’s digital assets represent the crypto currencies, including Tether, Binance Coin, Ethereum, OKB Token and OEC Token. The Company accounts for its digital assets in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 350, “General Intangibles Other Than Goodwill” (“ASC 350”). ASC 350 requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Accordingly, if the fair market value at any point during the reporting period is lower than the carrying value an impairment loss equal to the difference will be recognized in the consolidated statement of operations. If the fair market value at any point during the reporting period is higher than the carrying value the basis of the digital assets will not be adjusted to account for this increase. Gains on digital assets, if any, will be recognized upon sale or disposal of the assets.

The Company’s crypto currencies are deemed to have an indefinite useful life; therefore amounts are not amortized, but rather are assessed for impairment.

•	Intangible assets

Intangible assets consist of licensed media content, trademarks and trade name. The intangible assets are amortized following the patterns in which the economic benefits are consumed or straight-line over the estimated useful life. The Company periodically reviews the estimated useful lives of these intangible assets and reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will be equal to the excess of the carrying value over the fair value of the asset. There was no impairment of intangible assets identified for the years ended December 31, 2021 and 2020.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the years presented.

•	Revenue recognition

The Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) using the full retrospective transition method. The Company's adoption of ASU 2014-09 did not have a material impact on the amount and timing of revenue recognized in its consolidated financial statements.

The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

Revenue is recognized when the Company satisfies its performance obligation under the contract by transferring the promised product to its customer that obtains control of the product and collection is reasonably assured. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. Most of the Company’s contracts have a single performance obligation, as the promise to transfer products or services is not separately identifiable from other promises in the contract and, therefore, not distinct.

Consulting Business: Revenue is earned from the rendering of marketing and strategic advisory services to the customers. The Company recognizes services revenue over the period in which such services are performed under fixed price contracts.

Media & Entertainment: The sale and distribution of the licensed media content, such as, images, video, episode and films, in crypto asset transaction is the only performance obligation under the fixed-fee arrangements. This media content is individually monetized as non-interchangeable unit of data stored on a blockchain, a form of digital ledger that can be, in the form of a token on the online platform. The revenue is recognized for each sale when the designated content token is transferred to the end user.

The transaction consideration the Company receives, if any, is noncash consideration, which the Company measures at fair value on the date received, at which time revenue is recognized. Fair value of the digital asset award received is determined using the average U.S. dollar spot rate of the related digital currency at the time of receipt.

Expenses associated with operating the media & entertainment business, such as token minting cost are also recorded as cost of revenues. Amortization on licensed media content is also recorded as a component of cost of revenues.

During the years ended December 31, 2021 and 2020, the following table shows non-cash transactions by digital assets:-

	Years ended December 31,
	2021	2020

Revenue earned and received by digital assets	$95,955	$–
Cost of revenue paid by digital assets	$(1,815)	$–

•	Income taxes

The Company adopted the ASC 740 “Income tax” provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

•	Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the years ended December 30, 2021 and 2020.

•	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

The reporting currency of the Company is United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and Singapore, and maintains its books and record in its local currencies, Hong Kong Dollars (“HKD”) and Singapore Dollars (“SGD”) respectively, which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in shareholders’ equity.

Translation of amounts from HKD and SGD into US$ has been made at the following exchange rates for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Year-end HKD:US$ exchange rate	0.1283	0.1290
Average HKD:US$ exchange rate	0.1287	0.1289
Year-end SGD:US$ exchange rate	0.7411	N/A
Average SGD:US$ exchange rate	0.7443	N/A

•	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of changes in shareholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

•	Related parties

The Company follows the ASC 850-10, “Related Party Disclosures” for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825-10-15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

•	Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, prepaid expense and other current assets, accrued liabilities and other payables, accrued consulting service fee, amounts due to related parties and income tax payable approximate their fair values because of the short maturity of these instruments.

•	Recent accounting pronouncements

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2021-04”). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 on January 1, 2022 did not have a material impact on the Company’s financial statements or disclosures.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.   Financial Statements and Supplementary Data.

The consolidated financial statements and the Report of Independent Registered Certified Public Accounting Firm thereon are filed pursuant to this Item 8 and are included in this report beginning on page F-1.

BONANZA GOLDFIELDS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

BONANZA GOLDFIELDS CORP.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bonanza and its subsidiaries (the ‘Company’) as of December 31, 2021, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit of $16,157,367 and net loss of $2,121,074. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ J&S Associate

Certified Public Accountants

Firm ID: 6743

We have served as the Company’s auditor since 2021.

Malaysia

March 31, 2022

BONANZA GOLDFIELDS CORP.

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$28,124	$1,360
Digital assets	98,862	–
Prepaid expenses and other current assets	16,746	1,290
Total current assets	143,732	2,650

Non-current assets:
Intangible assets, net	141,377	–
TOTAL ASSETS	$285,109	$2,650

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	$46,629	$64
Accrued consulting and service fee	2,072,418	–
Amounts due to related parties	283,636	4,218
Income tax payable	5,109	–
Total current liabilities	2,407,792	4,282

TOTAL LIABILITIES	2,407,792	4,282

Commitments and contingencies	–	–

Shareholders’ deficit:
Preferred stock, par value $0.0001, 30,000,000 shares authorized, 18,999,999 and 18,999,999 shares undesignated as of December 31, 2021 and 2020, respectively
Preferred stock, Series A, par value $0.0001, 10,000,000 shares designated, 10,000,000 and 10,000,000 shares issued and outstanding as of December 31, 2021 and 2020, respectively	1,000	1,000
Preferred stock, Series B, par value $0.0001, 1,000,000 shares designated, 366,345 and 366,345 shares issued and outstanding as of December 31, 2021 and 2020, respectively	37	37
Preferred stock, Series C, par value $0.001, 1 share designated, 1 and 1 share issued and outstanding as of December 31, 2021 and 2020, respectively	1	1
Common stock, par value $0.0001, 1,970,000,000 shares authorized, 1,867,681,876 shares issued and outstanding as of December 31, 2021 and 2020, respectively	186,768	186,768
Common stock, par value $0.0001, 138,468,716,631 shares to be issued	13,846,871	13,846,871
Accumulated other comprehensive income (loss)	7	(16)
Accumulated deficit	(16,157,367)	(14,036,293)
Total shareholders’ deficit	(2,122,683)	(1,632)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$285,109	$2,650

See accompanying notes to consolidated financial statements.

BONANZA GOLDFIELDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2021	2020

Revenue, net	$297,092	$–

Cost of revenue	(87,823)	–

Gross profit	209,269	–

Operating expenses:
Technology and development	(124,148)	–
Sales and marketing	(185,363)	–
Corporate development	(680,000)	–
Loss on impairment of digital assets	(1,640)	–
General and administrative	(1,334,066)	(865)
Total operating expenses	(2,325,217)	(865)

LOSS FROM OPERATION	(2,115,948)	(865)

Other income:
Interest income	–	–
Total other income, net	–	–

LOSS BEFORE INCOME TAXES	(2,115,948)	(865)

Income tax expense	(5,126)	–

NET LOSS	(2,121,074)	(865)

Other comprehensive income (loss):
Foreign currency adjustment gain (loss)	23	(3)

COMPREHENSIVE LOSS	$(2,121,051)	$(868)

Net loss per share:
– Basic#	$(0.00)	$(0.00)
– Diluted#	$(0.00)	$(0.00)

Weighted average common shares outstanding:
– Basic	1,349,528,828	1,217,764,822
– Diluted	1,349,528,828	1,217,764,822

# Less than $0.001

See accompanying notes to consolidated financial statements.

BONANZA GOLDFIELDS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

								Accumulated
	Preferred Stock		Common stock		Common stock to be issued		Additional	other		Total
	No. of		No. of		No. of		paid-in	comprehensive	Accumulated	shareholders’
	shares	Amount	shares	Amount	shares	Amount	capital	(loss) income	deficit	deficit

Balance as of January 1, 2020	–	$–	1,217,764,822	$121,777	138,468,716,631	$13,846,871	$–	$(13)	$(13,969,399)	$(764)

Shares issued for acquisition of legal acquirer	10,366,346	1,038	649,917,054	64,991	–	–	(6,931,898)	–	6,865,869	–
Recapitalization of legal acquirer	–	–	–	–	–	–	6,931,898	–	(6,931,898)	–
Foreign currency translation adjustment	–	–	–	–	–	–	–	(3)	–	(3)
Net loss for the year	–	–	–	–	–	–	–	–	(865)	(865)

Balance as of December 31, 2020	10,366,346	$1,038	1,867,681,876	$186,768	138,468,716,631	$13,846,871	$–	$(16)	$(14,036,293)	$(1,632)

Balance as of January 1, 2021	10,366,346	$1,038	1,867,681,876	$186,768	138,468,716,631	$13,846,871	$–	$(16)	$(14,036,293)	$(1,632)

Foreign currency translation adjustment	–	–	–	–	–	–	–	23	–	23
Net loss for the year	–	–	–	–	–	–	–	–	(2,121,074)	(2,121,074)

Balance as of December 31, 2021	10,366,346	$1,038	1,867,681,876	$186,768	138,468,716,631	$13,846,871	$–	$7	$(16,157,367)	$(2,122,683)

See accompanying notes to consolidated financial statement

BONANZA GOLDFIELDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2021	2020

Cash flows from operating activities
Net loss	$(2,121,074)	$(865)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	12,332	–
Loss on impairment of digital assets	1,640	–
Digital assets received as revenue	(95,955)	–

Change in operating assets and liabilities:
Digital assets	(4,547)	–
Prepaid expenses and other current assets	(15,456)	(6)
Accrued liabilities and other payables	2,118,983	64
Income tax payable	5,109	–
Net cash used in operating activities	(98,968)	(807)

Cash flow from investing activities
Purchase of intangible assets	(153,709)	–
Net cash used in investing activities	(153,709)	–

Cash flows from financing activities
Advances from related parties	279,418	19
Net cash provided by financing activities	279,418	19

Foreign currency translation adjustment	23	(3)

Net change in cash and cash equivalents	26,764	(791)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,360	2,151

CASH AND CASH EQUIVALENTS, END OF YEAR	$28,124	$1,360

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to consolidated financial statements.

BONANZA GOLDFIELDS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.       DESCRIPTION OF BUSINESS AND ORGANIZATION

Bonanza Goldfields Corp. (the “Company”) was incorporated in the State of Nevada on March 6, 2008. Currently, the Company through its subsidiaries, are principally engaged in the sale and distribution of media and entertainment products in its online platform in Singapore, as well as the provision of financing, business development solutions & related professional services in Hong Kong.

On August 27, 2021, Dr. Lee Ying Chiu Herbert purchased a controlling interest in the Company, resulting in a change of control. On August 26, 2021, Dr. Lee Ying Chiu Herbert was appointed to serve as director of the Company.

On October 18, 2021, the Company consummated the Share Exchange Transaction among Marvion Holdings Limited (“MHL”) and its shareholders. The Company acquired all of the issued and outstanding shares of MHL from its shareholders, in exchange for 139,686,481,453 shares of the issued and outstanding common stock. Upon completion of the Share Exchange Transaction, MHL became a 100% owned subsidiary of the Company.

Prior to the Share Exchange, the Company was considered as a shell company due to its nominal assets and limited operation. The transaction will be treated as a recapitalization of the Company.

The Share Exchange between the Company and MHL on October 18, 2021, is a merger of entities under common control that Dr. Lee Ying Chiu Herbert is the common director and shareholder of both the Company and MHL. Under the guidance in Accounting Standard Codification Topic 805, for transactions between entities under common control, the assets, liabilities and results of operations, are recognized at their carrying amounts on the date of the Share Exchange, which required retrospective combination of the Company and MHL for all of the years presented.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/paid up share capital	Effective interest held

Marvion Holdings Limited	British Virgin Islands	Investment holding	50,000 ordinary shares at par value of US$1	100%

Marvion Private Limited	Singapore	Corporate management and IT development in Singapore	1,000 ordinary shares for S$1,000	100%

Marvion Group Limited	British Virgin Islands	Procurement of media and entertainment in Singapore	50,000 ordinary shares at par value of US$1	100%

Marvion (Hong Kong) Limited	Hong Kong	Corporate management in Hong Kong	1,000 ordinary shares for HK$1,000	100%

Typerwise Limited	Hong Kong	Provision of financing, business development solutions & related professional services	10,000 ordinary shares for HK$10,000	100%

Marvel Multi-dimensions Limited (1)	Hong Kong	Provision of research & development, IT and consulting services and treasury management	10,000 ordinary shares for HK$10,000	100%

  (1) Marvel Multi-dimensions Limited was acquired by Marvion Holdings Limited on January 31, 2022 at the consideration of HKD2 from a related party.

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

•	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

•	Use of estimates and assumptions

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates in the period include the impairment loss on digital assets, valuation and useful lives of intangible assets and deferred tax valuation allowance.

•	Basis of consolidation

The consolidated financial statements include the accounts of BONZ and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Segment reporting

Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. Currently, the Company operates in two reportable operating segments in Hong Kong and Singapore.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Digital assets

The Company’s digital assets represent the crypto currencies, including Tether, Binance Coin, Ethereum, OKB Token and OEC Token. The Company accounts for its digital assets in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 350, “General Intangibles Other Than Goodwill” (“ASC 350”). ASC 350 requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Accordingly, if the fair market value at any point during the reporting period is lower than the carrying value an impairment loss equal to the difference will be recognized in the consolidated statement of operations. If the fair market value at any point during the reporting period is higher than the carrying value the basis of the digital assets will not be adjusted to account for this increase. Gains on digital assets, if any, will be recognized upon sale or disposal of the assets.

The Company’s cryptocurrencies are deemed to have an indefinite useful life; therefore amounts are not amortized, but rather are assessed for impairment.

•	Intangible assets

Intangible assets consist of licensed media content, trademarks and trade name. The intangible assets are amortized following the patterns in which the economic benefits are consumed or straight-line over the estimated useful life. The Company periodically reviews the estimated useful lives of these intangible assets and reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will be equal to the excess of the carrying value over the fair value of the asset. There was no impairment of intangible assets identified for the years ended December 31, 2021 and 2020.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the years presented.

•	Revenue recognition

The Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) using the full retrospective transition method. The Company's adoption of ASU 2014-09 did not have a material impact on the amount and timing of revenue recognized in its consolidated financial statements.

The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

Revenue is recognized when the Company satisfies its performance obligation under the contract by transferring the promised product to its customer that obtains control of the product and collection is reasonably assured. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. Most of the Company’s contracts have a single performance obligation, as the promise to transfer products or services is not separately identifiable from other promises in the contract and, therefore, not distinct.

Consulting Business: Revenue is earned from the rendering of marketing and strategic advisory services to the customers. The Company recognizes services revenue over the period in which such services are performed under fixed price contracts.

Media & Entertainment: The sale and distribution of the licensed media content, such as, images, video, episode and films, in crypto asset transaction is the only performance obligation under the fixed-fee arrangements. This media content is individually monetized as non-interchangeable unit of data stored on a blockchain, a form of digital ledger that can be, in the form of a token on the online platform. The revenue is recognized for each sale when the designated content token is transferred to the end user.

The transaction consideration the Company receives, if any, is noncash consideration, which the Company measures at fair value on the date received, at which time revenue is recognized. Fair value of the digital asset award received is determined using the average U.S. dollar spot rate of the related digital currency at the time of receipt.

Expenses associated with operating the media & entertainment business, such as token minting cost are also recorded as cost of revenues. Amortization on licensed media content is also recorded as a component of cost of revenues.

During the years ended December 31, 2021 and 2020, the following table shows non-cash transactions by digital assets:

	Years ended December 31,
	2021	2020

Revenue earned and received by digital assets	$95,955	$–
Cost of revenue paid by digital assets	$(1,815)	$–

•	Income taxes

The Company adopted the ASC 740 “Income tax” provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

•	Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the years ended December 31, 2021 and 2020.

•	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

•	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

The reporting currency of the Company is United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and Singapore, and maintains its books and record in its local currencies, Hong Kong Dollars (“HKD”) and Singapore Dollars (“SGD”) respectively, which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in shareholder’s equity.

Translation of amounts from HKD and SGD into US$ has been made at the following exchange rates for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Year-end HKD:US$ exchange rate	0.1283	0.1290
Average HKD:US$ exchange rate	0.1287	0.1289
Year-end SGD:US$ exchange rate	0.7411	N/A
Average SGD:US$ exchange rate	0.7443	N/A

•	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of changes in shareholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

•	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying statements of operation as the related employee service is provided.

•	Related parties

The Company follows the ASC 850-10, “Related Party Disclosures” for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825-10-15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

•	Commitments and contingencies

The Company follows the ASC 450-20, “Contingencies” to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

•	Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, prepaid expense and other current assets, accrued liabilities and other payables, accrued consulting service fee, amounts due to related parties and income tax payable approximate their fair values because of the short maturity of these instruments.

•	Recent accounting pronouncements

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2021-04”). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 on January 1, 2022 did not have a material impact on the Company’s financial statements or disclosures.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

3.       GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has generated a recurring loss of $2,121,074 during the current year and incurred the accumulated deficit of $16,157,367 as of December 31, 2021. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its major shareholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

4.       REVENUE FROM CONTRACTS WITH CUSTOMERS

The following is a disaggregation of the Company’s revenue by major source for the respective years:

	Years ended December 31,
	2021	2020

Sale of licensed media products	$95,955	$–
Consulting service income	201,137	–
	$297,092	$–

5.       BUSINESS SEGMENT INFORMATION

Currently, the Company has two reportable business segments:

(i)	Media & Entertainment Segment, mainly operates an online platform to sell and distribute the licensed media products to end-users; and
(ii)	Business Consulting Segment, mainly provides financing, business development solutions & related professional services to the customers.

In the following table, revenue is disaggregated by primary major product line, and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

	Year Ended December 31, 2021
	Media & Entertainment Segment	Business Consulting Segment	Total
Revenue from external customers:
Sale of licensed media products	$95,955	$–	$95,955
Consulting service income	–	201,137	201,137
Total revenue	95,955	201,137	297,092

Cost of sales:
Sale of licensed media products	(1,815)	–	(1,815)
Consulting service income	–	(73,788)	(73,788)
Amortization	(12,220)	–	(12,220)
Total cost of revenue	(14,035)	(73,788)	(87,823)

Gross profit	81,920	127,349	209,269

Operating Expenses
Technology and development	(124,148)	–	(124,148)
Sales and marketing	(184,770)	(593)	(185,363)
Corporate development	(680,000)	–	(680,000)
Impairment loss on digital assets	(1,640)	–	(1,640)
General and administrative	(1,238,374)	(95,692)	(1,334,066)
Total operating expenses	(2,228,932)	(96,285)	(2,325,217)

Segment (loss) income	$(2,147,012)	$31,064	$(2,115,948)

Year Ended December 31, 2020
	Media & Entertainment Segment	Business Consulting Segment	Total
Revenue from external customers:
Sale of licensed media products	$–	$–	$–
Consulting service income	–	–	–
Total revenue	–	–	–

Cost of sales:
Sale of licensed media products	–	–	–
Consulting service income	–	–	–
Total cost of revenue	–	–	–

Gross profit	–	–	–

Operating Expenses
General and administrative	–	(865)	(865)
Total operating expenses	–	(865)	(865)

Segment loss	$–	$(865)	$(865)

	As of December 31, 2021
	Media & Entertainment Segment	Business Consulting Segment	Total

Addition in intangible assets	$153,656	$–	$153,656
Identifiable assets	$115,608	$28,124	$143,732

	As of December 31, 2020
	Media & Entertainment Segment	Business Consulting Segment	Total

Capital expenditure	$–	$–	$–
Identifiable assets	$–	$2,650	$2,650

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning our geographic segments is shown in the following tables:

	Years ended December 31,
	2021	2020

Hong Kong	$201,137	$–
Around the world	95,955	–

	$297,092	$–

6.       INTANGIBLE ASSETS

As of December 31, 2021 and 2020, intangible assets consisted of the following:

	Estimated useful life	2021	2020

At cost:
Licensed media content	3 years	$146,010	$–
Trademarks and trade name	10 years	7,646	–
		153,656	–
Less: accumulated amortization		(12,279)	–
		$141,377	$–

In October 2021, under the Sale and Purchase Agreement with Phoenix Waters Productions (HK) Limited, the Company was granted with an exclusive perpetual worldwide license to mint or produce token products for the distribution of 12-episode series of the video film at a fixed fee. This agreement allowed the Company to sell the corresponding media content by monetizing as non-interchangeable unit of data stored on a blockchain, a form of digital ledger that can be sold on its online platform. The management assessed the commercial life of this licensed media content and determined the estimated life of 3 years.

As of December 31, 2021, the estimated amortization expense for intangible assets for each of the succeeding five years and thereafter is as follows:

Year ending December 31:	Amount
2022	$49,435
2023	49,435
2024	37,267
2025	765
2026	765
Thereafter	3,710
Total	$141,377

Amortization of intangible assets was $12,332 and $0 for the years ended December 31, 2021 and 2020, respectively.

7.       ACCRUED CONSULTING AND SERVICE FEE

For the year ended December 31, 2021, the Company agreed to compensate the service rendered by directors, officers, consultants and advisors in connection with the development of Marvion project, which was successfully launched in November 2021. These service fees totaled $2,072,418 and agreed to be settled in lieu of the common stock of the Company.

8.       AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary advances from the Company’s directors and companies which are controlled by a director of the Company for working capital purpose, which were unsecured, interest-free and had no fixed terms of repayments. The related parties balance was $283,636 and $4,218 as of December 31, 2021 and 2020, respectively.

9.       SHAREHOLDERS’ DEFICIT

Preferred stock

As of December 31, 2021 and 2020, the Company’s authorized shares were 30,000,000 shares of preferred stock, with a par value of $0.0001.

The Company has designated 10,000,000 shares of its preferred stock as Series A Preferred Stock.

The Company has designated 1,000,000 shares of its preferred stock as Series B Preferred Stock.

The Company has designated 1 share of its preferred stock as Series C Preferred Stock.

As of December 31, 2021 and 2020, the Company had 10,000,000 and 10,000,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of December 31, 2021 and 2020, the Company had 366,345 and 366,345 shares of Series B Preferred Stock issued and outstanding, respectively.

As of December 31, 2021 and 2020, the Company had 1 and 1 share of Series C Preferred Stock issued and outstanding, respectively.

Common stock

As of December 31, 2021 and 2020, the Company’s authorized shares were 1,970,000,000 shares of common stock, with a par value of $0.0001.

On October 18, 2021, the Company consummated the Share Exchange Transaction among Marvion Holdings Limited (“MHL”) and its shareholders. The Company acquired all of the issued and outstanding shares of MHL from its shareholders, in exchange for 139,686,481,453 shares of the issued and outstanding common stock. Upon completion of the Share Exchange Transaction, MHL became a 100% owned subsidiary of the Company. The Company issued 1,217,764,822 shares of common stock and will increase the authorized share to issue the remaining 138,468,716,631 shares of its common stock.

As of December 31, 2021 and 2020, the Company had 1,867,681,876 and 1,867,681,876 shares of common stock issued and outstanding, respectively.

10.       NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2021 and 2020:

	Years ended December 31,
	2021	2020

Net loss attributable to common shareholders	$2,121,074	$865

Weighted average common shares outstanding – Basic and diluted	1,349,528,828	1,217,764,822

Net loss per share – Basic and diluted #	$(0.00)	$(0.00)

____________________

# less than $0.001

For the years ended December 31, 2021 and 2020, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

11.	INCOME TAX

For the years ended December 31, 2021 and 2020, the local (“United States of America”) and foreign components of (loss) income before income taxes were comprised of the following:

	Years ended December 31,
	2021	2020
Tax jurisdiction from:
- Local	$(556,224)	$–
- Foreign, including
British Virgin Islands	(396)	–
Singapore	(1,589,007)	–
Hong Kong	29,679	(865)
Loss before income taxes	$(2,115,948)	$(865)

The provision for income taxes consisted of the following:

	Years ended December 31,
	2021	2020

Current:
- Local	$–	$–
- Foreign	5,126	–

Deferred:
- Local	–	–
- Foreign	–	–

Income tax expense	$5,126	$–

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company has operations in Hong Kong and Singapore that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

BONZ is registered in the State of Nevada and is subject to the tax laws of United States of America. The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the periods presented. Deferred tax asset is not provided for as the tax losses may not be able to carry forward after a change in substantial ownership of the Company.

For the years ended December 31, 2021 and 2020, there were no operating income.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Singapore

The Company’s subsidiary registered in the Republic of Singapore is subject to the tax laws of Singapore. A subsidiary incorporated in BVI is registered as a branch in Singapore for operating purpose and is also subject to tax in the Republic of Singapore.

For the year ended December 31, 2021, the operation in the Singapore incurred $1,589,007 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating losses carryforward have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $270,131 on the expected future tax benefits from the net operating loss (“NOL”) carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	Years ended December 31,
	2021	2020

Loss before income taxes	$1,589,007	$–
Statutory income tax rate	17%	17%
Income tax expense at statutory rate	270,131	–
Net operating loss not recognized as deferred tax	(270,131)	–
Income tax expense	$–	$–

Hong Kong

The Company’s subsidiaries operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current period, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2021 and 2020 is as follows:

	Years ended December 31,
	2021	2020

Income (loss) before income taxes	$29,679	$(865)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	4,897	(143)
Tax effect of non-deductibles items	18	–
Tax effect on non-taxable items	211	143
Income tax expense	$5,126	$–

The following table sets forth the significant components of the deferred tax assets of the Company as of December 31, 2021 and 2020:

	2021	2020

Deferred tax assets:
NOL – US tax regime	$116,807	$–
NOL – British Virgin Islands regime	–	–
NOL – Hong Kong tax regime	–	479
NOL – Singapore tax regime	270,131	–
	386,938	479
Less: valuation allowance	(386,938)	(479)
Deferred tax assets, net	$–	$–

As of December 31, 2021 and 2020, the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to income taxes would be classified as a component of the provision for income taxes in the consolidated statements of operations. The Company does not expect any significant change in its uncertain tax positions in the next twelve months.

The Company filed income tax returns in the United States federal tax jurisdiction and several state tax jurisdictions. Since the Company is in a loss carryforward position, it is generally subject to examination by federal and state tax authorities for all tax years in which a loss carryforward is available.

12.       RELATED PARTY TRANSACTIONS

From time to time, the Company’s directors and companies which are controlled by a director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and have no fixed terms of repayment.

During the years ended December 31, 2021 and 2020, the Company paid the aggregate amount of $572,749 and $0 as compensation and consultancy fees to its directors, respectively.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

13.       CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the year ended December 31, 2021, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at year-end date, are presented as follows:

	Year ended December 31, 2021		December 31, 2021
Customer	Revenues	Percentage of revenues	Accounts receivable

Customer A	$100,950	34%	$–
Customer B	100,187	34%	–
	$201,137	68%	$–

No revenue was generated during the year ended December 31, 2020.

(b)	Economic and political risk

The Company’s major operations are conducted in Hong Kong and Singapore. Accordingly, the political, economic, and legal environments, as well as the general state of economy in Hong Kong and Singapore may influence the Company’s business, financial condition, and results of operations.

(c)	Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of HKD and SGD converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

(d)	Market price risk of crypto (“digital”) assets

The Company generated certain level of its revenue from the sale and distribution of licensed media token products on its platform by the means of crypto assets by the customers, while revenue from these products have not been significant to date, most of this revenue will also fluctuate based on the price of crypto assets. Accordingly, crypto asset price risk could adversely affect its operating results. In particular, the future profitability may depend upon the market price of BNB, ETH, as well as other crypto assets. Crypto asset prices, along with the operating results, have fluctuated significantly from quarter to quarter. There is no assurance that crypto asset prices will reflect historical trends. A decline in the market price of BTC, ETH and Other crypto assets could have a material and adverse effect on our earnings, the carrying value of the crypto assets, and the future cash flows. This may also affect the liquidity and the ability to meet our ongoing obligations. As of December 31, 2021, the Company recorded an impairment charge on the crypto assets held when crypto asset prices decrease below their carrying value of these crypto assets.

(e)	Risk from COVID-19 pandemic

The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in Hong Kong in a limited period during 2021. Due to the nature of the Company’s business, the impact of the closure on the operational capabilities was not significant. The extent to which the COVID-19 outbreak impacts the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and mutation of the virus and the actions to contain its impact, that are beyond the Company’s control. There is no guarantee that the Company’s revenues will grow or remain at a similar level in the foreseeable period.

14.       COMMITMENTS AND CONTINGENCIES

As of December 31, 2021, the Company had an office service agreement for its corporate office. The lease contains the renewal option and will expire on 24 September 2022.

Apart from lease commitments, the Company has no other material commitments or contingencies, as of December 31, 2021.

15.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2021, up through the date the Company issued the consolidated financial statements. The Company had no material recognizable subsequent events since December 31, 2021.

On January 31, 2022, the Company acquired 100% equity interest of Marvel Multi-dimensions Limited at the consideration of HKD2 from a related party.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were effective as of December 31, 2021.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.

Set forth below are the present directors and executive officers of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Name	Age	Position
Chan Man Chung	63	Chief Executive Officer, Chief Financial Officer, Secretary and Director
Lee Ying Chiu Herbert	69	Director
Tan Tee Soo	56	Director
So Han Meng Julian	50	Director

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company.

Dr. Chan Man Chung, age 63, was appointed to serve as our Chief Executive Officer, Chief Financial Officer, Secretary and a director of the Company on August 26, 2021. He is currently the founding Director and Executive Chairman of the Sustainable Development Institute for the United Nations and has served as the founding director of Institute of Systems Management since 2003. Since 2015 to September 30, 2021, Dr. Chan has served as Vice President of Marvel Digital Company, a subsidiary of Integrated Media Technology Corporation (IMTE:NASDAQ) and a director of IMTE. Dr. Chan has served as the Chief Executive Officer, Chief Financial Officer, Secretary and Director of Cosmos Group Holdings, Inc. (COSG: OTC PK) since August 13, 2021. Dr. Chan has taught and lectured at the Hong Kong Polytechnic University and New South Wales University, Australia, and published more than 22 articles relating to information systems, knowledge systems, data mining and artificial intelligence and brings to our board his deep experience in these fields. Dr. Chan also engaged in numerous research projects and authored numerous papers relating information and knowledge management systems, pattern recognition, data mining and artificial intelligence for business applications.

Dr. Chan received his PHD in Computer Science in 1992 from La Trobe University, Australia and his Bachelor of Arts in Philosophy (Hons) from Chinese University of Hong Kong in 1980.

Dr. Lee Ying Chiu Herbert, aged 69, was appointed to serve as our director on August 26, 2021. Dr. Lee is a seasoned businessman with significant experience in the Hong Kong and Chinese digital advertising market sector and technology development. Over the past 17 years, Dr. Lee has extensive working experience in technology management and 3D auto stereoscopy. Dr. Lee has served as director of Integrated Media Technology Corporation (IMTE: NASDAQ) and retired on May 31, 2019. During these years, he has also invested in many technology start-ups and incubated them into successful companies. Dr. Lee currently sits on the Board of Directors of Cosmos Group Holdings, Inc. (COSG: OTC PK). He brings to our Board his deep experience in technology development and digital advertising.

Dr. Lee received his Bachelor of Applied Science in civil engineering in 1977 from the University of British Columbia, B.C., Canada. He obtained his training in structural design in Hong Kong after his graduation. In 1982, he became a member of the Institute of Structural Engineers (MIStructE.) and subsequently he obtained his Chartered Engineer title from the Engineering Council of the United Kingdom. In 2004, Dr. Lee finished his Master of Technology Management degree at the Hong Kong University of Science and Technology. In 2011, Dr. Lee had been conferred the degree of Doctor of Engineering from the Hong Kong Polytechnic University. In 2014, Dr. Lee was elected by the Council of the Association to be the Senior Fellowship of Asia College of Knowledge Management. Dr. Lee retired from the Board on May 31, 2019.

Mr. Tan Tee Soo, age 56, was appointed to serve as our Director on August 26, 2021. Mr. Tan has also served as a director on the Board of Directors of Cosmos Group Holdings, Inc. since June 28, 2021 (COSG: OTC PK). Since April 2017, Mr. Tan served as the Senior Vice President of a boutique investment house and financial structuring company and has been nominated as director since June 2019. Prior to this time, Mr. Tan served in the Western Australian Police Force in Perth, Western Australia from June 2000 to April 2017. Mr. Tan received his Bachelor of Commerce from Murdoch University in Western Australia in 1993. Mr. Tan brings to our Board his investment and financial experience in the industry.

Mr. So Han Meng Julian, age 50, was appointed to serve as our Director on October 18, 2021. Mr. So has more than 15 years of experience in the finance industry in all of the three Asian financial centers of Hong Kong, Singapore and Tokyo, as well as experience in the private practice of. Law with some of the largest firms in Singapore. Mr. So currently the Group Chief Executive Officer of Marvel Digital Group Limited and the Interim CEO of Marvion Private Limited. Prior to joining the Marvion group of companies, Mr. So was the Head of Asia Fixed Income at Mizuho Securities from 2009 to 2010, Vice President at Morgan Stanley from 2007 to 2009, Director at the Royal Bank of Scotland form 2006-2007 and Executive Director at UBS AG from 2001 to 2006. Mr. So practiced finance law in the then largest law firm in Singapore, Allen & Gledhill between (1996-1999), and subsequently joined an international law firm in Hong Kong, Simmons & Simmons (1999-2001), specializing in securitization, derivatives and structured finance. He received his law degree from the National University of Singapore in 1996 and is qualified to practice law in Singapore, Hong Kong and the United Kingdom. Mr. So brings to our board his deep experience in the finance and legal industries.

Family Relationships.

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

No executive officer or director has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

•	Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees and Audit Committee Financial Expert

We do not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions. Our board of directors performs the functions of audit, nominating and compensation committees. As of the date of this report, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. We hope to attract a director who qualifies as an “audit committee financial expert” as our business operations mature.

Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer principal accounting officer or controller in light of our Company’s current stage of development. We expect to adopt a code of ethics in the near future.

ITEM 11.  Executive Compensation.

Compensation Philosophy and Objectives

Our executive compensation philosophy is to create a long-term direct relationship between pay and our performance. Our executive compensation program is designed to provide a balanced total compensation package over the executive’s career with us. The compensation program objectives are to attract, motivate and retain the qualified executives that help ensure our future success, to provide incentives for increasing our profits by awarding executives when corporate goals are achieved and to align the interests of executives and long-term stockholders. The compensation package of our named executive officers consists of two main elements:

1.	base salary for our executives that is competitive relative to the market, and that reflects individual performance, retention and other relevant considerations; and

2.	discretionary bonus awards payable in cash and tied to the satisfaction of corporate objectives.

Process for Setting Executive Compensation

Until such time as we establish a Compensation Committee, our Board is responsible for developing and overseeing the implementation of our philosophy with respect to the compensation of executives and for monitoring the implementation and results of the compensation philosophy to ensure compensation remains competitive, creates proper incentives to enhance stockholder value and rewards superior performance. We expect to annually review and approve for each named executive officer, and particularly with regard to the Chief Executive Officer, all components of the executive’s compensation. We process and factors (including individual and corporate performance measures and actual performance versus such measures) used by the Chief Executive Officer to recommend such awards. Additionally, we expect to review and approve the base salary, equity-incentive awards (if any) and any other special or supplemental benefits of the named executive officers.

The Chief Executive Officer periodically provides the Board with an evaluation of each named executive officer’s performance, based on the individual performance goals and objectives developed by the Chief Executive Officer at the beginning of the year, as well as other factors. The Board provides an evaluation for the Chief Executive Officer. These evaluations serve as the bases for bonus recommendations and changes in the compensation arrangements of our named executives.

Our Compensation Peer Group

We currently engage in informal market analysis in evaluating our executive compensation arrangements. As the Company and its businesses mature, we may retain compensation consultants that will assist us in developing a formal benchmark and selecting a compensation peer group of companies similar to us in size or business for the purpose of comparing executive compensation levels.

Program Components

Our executive compensation program consists of the following elements:

Base Salary

Our base salary structure is designed to encourage internal growth, attract and retain new talent, and reward strong leadership that will sustain our growth and profitability. The base salary for each named executive officer reflects our past and current operating profits, the named executive officer’s individual contribution to our success throughout his career, internal pay equity and informal market data regarding comparable positions within similarly situated companies. In determining and setting base salary, the Board considers all of these factors, though it does not assign specific weights to any factor. The Board generally reviews the base salary for each named executive officer on an annual basis. For each of our named executive officers, we review base salary data internally obtained by the Company for comparable executive positions in similarly situated companies to ensure that the base salary rate for each executive is competitive relative to the market.

Discretionary Bonus

The objectives of our bonus awards are to encourage and reward our employees, including the named executive officers, who contribute to and participate in our success by their ability, industry, leadership, loyalty or exceptional service and to recruit additional executives who will contribute to that success.

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2021 and 2020, to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers on December 31, 2021, whose total compensation was in excess of $100,000, and (iv) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on December 31, 2021.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Chan Man Chung	2021	–	–	–	–	–	–	–	$–
CEO, CFO, Secretary and Director(1)	2020	–	–	–	–	–	–	–	$–
Lee Ying Chiu Herbert	2021	–	–	–	–	–	–	–	$–
Director (3)	2020	–	–	–	–	–	–	–	$–
So Han Meng Julian	2021	78,961	–	–	–	–	–	373,788	$452,749
Director (2)	2020	–	–	–	–	–	–	–	$–
Tan Tee Soo	2021	–	–	–	–	–	–	120,000	$120,000
Director (3)	2020	–	–	–	–	–	–	–	$–

(1) Dr. Chan joined us as our Chief Executive Officer, Secretary and Director on August 26, 2021.

(2) Dr. So joined us as our Director on October 18, 2021.

(3) Dr. Lee and Mr. Tan joined us as our Director on August 26, 2021.

Narrative disclosure to Summary Compensation

Dr. Chan did not receive any compensation for services in his capacity as a director and the sole executive officer of the Company.

Other than set out above and below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We expect to establish one or more incentive compensation plans in the future. Our directors and executive officers may receive securities of the Company as incentive compensation at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Equity Awards

There are no unvested options, warrants or convertible securities outstanding.

At no time during the last fiscal year with respect to any of any of our executive officers was there:

•	any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined;
•	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;
•	any option or equity grant;
•	any non-equity incentive plan award made to a named executive officer;
•	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or
•	any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

Compensation of Directors

During our fiscal year ended December 31, 2021, we provided compensation to certain employees for serving as our directors. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Compensation Risk Management

Our Board of directors and human resources staff conducted an assessment of potential risks that may arise from our compensation programs. Based on this assessment, we concluded that our policies and practices do not encourage excessive and unnecessary risk taking that would be reasonably likely to have material adverse effect on the Company. The assessment included our cash incentive programs, which awards non-executives with cash bonuses for punctuality. Our compensation programs are substantially identical among business units, corporate functions and global locations (with modifications to comply with local regulations as appropriate). The risk-mitigating factors considered in this assessment included:

•	the alignment of pay philosophy, peer group companies and compensation amounts relative to local competitive practices to support our business objectives; and

•	effective balance of cash, short- and long-term performance periods, caps on performance-based award schedules and financial metrics with individual factors and Board and management discretion.

Compensation Committee Interlocks and Insider Participation

We have not yet established a Compensation Committee. Our Board of Directors performs the functions that would be performed by a compensation committee. During the fiscal year ended December 31, 2021, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the company.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2021. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Chan Man Chung

Lee Ying Chiu Herbert

Tan Tee Soo

So Han Meng Julian

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 23, 2022, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

 Except as indicated in footnotes to this table, we believe that the stockholders named in this table will have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Bonanza Goldfields Corp., 37th Floor, Singapore Land Tower, 50 Raffles Place, Singapore 048623.

	Common Stock Beneficially Owned		Series A Preferred Stock Owned		Series B Preferred Stock Owned		Series C Preferred Stock Owned
Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Common Equity (1)	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Series A Preferred Equity (1)	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Series B Preferred Equity (1)	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Series C Preferred Equity (1)
Chan Man Chung	–	–
Lee Ying Chiu Herbert (2)	1,129,587,822	60.48%	10,000,000	100%	337,000	92%	1	100%
Tan Tee Soo	–	–
So Han Meng Julian (3)	100,000,000	5.35%
All executive officers and directors as a Group (4 persons)	1,229,587,822	65.83%	10,000,000	100%	337,000	92%	1	100%

5% or Greater Stockholders:
	–	–	–	–	–	–	–	–

________________

(1)	Applicable percentage ownership is based on 1,867,681,876 shares of common stock outstanding as of December 31, 2021, together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2021. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of December 31, 2021, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Lee Ying Chiu Herbert, our Director, owns 1,129,587,822 shares of our common stock, 10,000,000 shares of our Series A Preferred Stock, 337,000 shares of our Series B Preferred Stock and 1 share of Series C Preferred Stock. He is entitled to an additional 129,860,254,628 shares of our common stock in connection with our acquisition of Marvion Holdings Limited.
(3)	So Han Meng Julian, our Director, owns 100,000,000 shares of our common stock. He is also the Chief Executive Officer of Marvion Private Limited and Typerwise Limited. He is entitled to an additional 8,608,462,003 shares of our common stock in connection with our acquisition of Marvion Holdings Limited.

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence.

Other than as disclosed below, there are no transactions during our two most recent fiscal years ended December 31, 2021, and December 31, 2020, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year end for our last two completed years, and in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

From time to time, our directors advanced funds to us for working capital purpose. Those advances are unsecured, non-interest bearing and have no fixed terms of repayment. During the year ended December 31, 2021, companies which are controlled by Lee Ying Chiu Herbert, our director advanced $273,302 and Chan Man Chung, our director advanced $10,334 to us, respectively. During the year ended December 31, 2020, So Han Meng Julian, our director advanced $4,218 to us.

During the years ended December 31, 2021 and 2020, we paid the aggregate amount of $452,749 and $0 as compensation and consultancy fees to So Han Meng Julian, our director, respectively.

During the years ended December 31, 2021 and 2020, we paid the aggregate amount of $120,000 and $0 as compensation and consultancy fees to Tan Tee Soo, our director, respectively.

We have not adopted policies or procedures for approval of related person transactions but review them on a case-by-case basis. We believe that all related party transactions were on terms at least as favorable as we would have secured in arm’s-length transactions with third parties. Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Director Independence

Though not a listed company, we intend to adhere to the corporate governance standards adopted by NASDAQ. NASDAQ rules require our Board to make an affirmative determination as to the independence of each director. Consistent with these rules, our Board conducted its annual review of director independence. During the review, our Board considered relationships and transactions since incorporation between each director or any member of her immediate family, on the one hand, and us and our subsidiaries and affiliates, on the other hand. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent. Based on this review, our Board determined that none of the current members of our Board are independent directors under the criteria established by NASDAQ and by our Board.

ITEM 14.   Principal AccountING Fees And Services.

J&S Associate (“J&S”) audited our financial statements for the fiscal years ended December 31, 2021 and 2020.

All audit work was performed by the full time employees of J&S for the above mentioned fiscal years. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by J&S, but have not adopted pre-approval policies or procedures. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

The following table sets forth fees billed by our auditors during the last two fiscal years for services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

	December 31, 2021	December 31, 2020

Audit fees	$50,000	$–
Audit related fees	300	–
Tax fees	–	–
All other fees	–	–
Total	$50,300	$–

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation (1)
3.2	Amended and Restated Certificate of Designation, Preferences and Rights of Series B Preferred Stock*
3.3	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock (1)
4.2	Description of Securities (2)
10.1	Share Exchange Agreement Version 2021001 posted and available for public on 18 October, 2021 on http://www.marvion.media/ (1)
10.2	Confirmation dated October 18, 2021 by and among Lee Ying Chiu Herbert, So Han Meng Julian and Bonanza Goldfields Corp. (1)
21	Subsidiaries *
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

_______________________

*	Filed Herewith.

(1)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 26, 2021.
(2)	Incorporated by reference to Item 11 of Amendment No. 4 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on March 4, 2022.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BONANZA GOLDFIELDS CORP.

By:	/s/ Man Chung CHAN
Man Chung CHAN
Chief Executive Officer and Chief Financial Officer

Date:  March 31, 2022

