Form 10-Q
period 2021-09-30
Bonanza Goldfields Corp.
filed 2022-04-07
CIK 1439264

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            To

Commission File Number 000-53612

BONANZA GOLDFIELDS CORP.

(Exact name of registrant as specified in its charter)

Nevada	26-2723015
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

37/F, Singapore Land Tower 50 Raffles Place Singapore	048623
(Address of principal executive offices)	(Zip Code)

+ 65 6829 7029
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES   ☒ NO

The number of shares outstanding of the registrant’s common stock, par value $.0001 per share, as of March 23, 2022, was 1,867,681,876.

i

INTRODUCTORY COMMENTS

We are not a Hong Kong operating company but a Nevada holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and Singapore. Our investors hold shares of common stock in Bonanza Goldfields Corp., the Nevada holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our ability to obtain contributions from our subsidiaries are significantly affected by regulations promulgated by Hong Kong and Singaporean authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong.” set forth in the Company’s Amendment No. 5 to the Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2022 (the “Form 10”).

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

There may be prominent risks associated with our operations being in Hong Kong. For example, as a U.S.-listed Hong Kong public company, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. It could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Additionally, changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and Data Security Law, may target the Company's corporate structure and impact our ability to conduct business in Hong Kong, accept foreign investments, or list on an U.S. or other foreign exchange. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement, The business of our subsidiaries are not subject to cybersecurity review with the Cyberspace Administration of China, or CAC, given that: (i) we do not have one million individual online users of our products and services in Hong Kong; (ii) we do not possess a large amount of personal information in our business operations.. In addition, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than Renminbi (“RMB”) 400 million. Currently, these statements and regulatory actions have had no impact on our daily business operations, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. For a detailed description of the risks the Company is facing and the offering associated with our operations in Hong Kong, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong.” set forth in the Form 10.

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

Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be lowered to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In current practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to dividends to be paid by a PRC subsidiary to its immediate holding company. As of the date of this prospectus, we do not have a PRC subsidiary. In the event that we acquire or form a PRC subsidiary in the future and such PRC subsidiary desires to declare and pay dividends to our Hong Kong subsidiary, our Hong Kong subsidiary will be required to apply for the tax resident certificate from the relevant Hong Kong tax authority. In such event, we plan to inform the investors through SEC filings, such as a current report on Form 8-K, prior to such actions. See “Risk Factors – Risks Relating to Doing Business in Hong Kong.” set forth in the Form 10.

vii

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s market projections, financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company's business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Amendment No. 4 to the Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2022.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

viii

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

BONANZA GOLDFIELDS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets:
Loans and interest receivable	$19,041	$–
Prepayment and other receivables	4,119	1,290
Cash and cash equivalents	2,647	1,360

Total current assets	25,807	2,650

Non-current asset:
Intangible asset	3,493	–

TOTAL ASSETS	$29,300	$2,650

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	$44,366	$64
Amount due to a director	54,007	4,218

Total current liabilities	98,373	4,282

TOTAL LIABILITIES	98,373	4,282

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Preferred Stock, Series A, par value $0.0001, 10,000,000 share authorized, 10,000,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	1,000	1,000
Preferred Stock, Series B, par value $0.0001, 1,000,000 share authorized, 361,999 and 361,999 shares issued and outstanding at September 30, 2021 and December 31, 2020	36	36
Preferred Stock, Series C, par value $0.0001, 1 share authorized, 1 and 1 shares issued and outstanding at September 30, 2021 and December 31, 2020	1	1
Common stock, par value $0.0001, 1,970,000,000 shares authorized, 1,970,000,000 and 1,970,000,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	197,000	197,000
Common stock to be issued	13,836,639	13,836,639
Accumulated other comprehensive income (loss)	104	(16)
Accumulated deficit	(14,103,853)	(14,036,292)

Stockholders’ deficit	(69,073)	(1,632)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$29,300	$2,650

See accompanying notes to condensed consolidated financial statements.

BONANZA GOLDFIELDS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Revenue, net	$13,677	$–	$177,017	$–

Cost of revenue	(3,628)	–	(60,967)	–

Gross profit	10,049	–	116,050	–

Operating expenses:
General and administrative expenses	(84,974)	(52)	(183,611)	(433)
Total operating expenses	(84,974)	(52)	(183,611)	(433)

LOSS BEFORE INCOME TAXES	(74,925)	(52)	(67,561)	(433)

Income tax expense	–	–	–	–

NET LOSS	(74,925)	(52)	(67,561)	(433)

Other comprehensive loss:
Foreign currency adjustment loss	120	–	120	(4)

COMPREHENSIVE LOSS	(74,805)	(52)	$(67,441)	$(437)

Net loss per share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
– Basic	1,970,000,000	1,320,082,946	1,970,000,000	1,320,082,946
– Diluted	1,970,000,000	1,320,082,946	1,970,000,000	1,320,082,946

See accompanying notes to condensed consolidated financial statements.

BONANZA GOLDFIELDS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(67,561)	$(433)

Change in operating assets and liabilities:
Prepayment and other receivables	(2,829)	–
Accrued liabilities and other payables	44,302	–
Loans and interest receivable	(19,041)	–
Net cash used in operating activities	(45,129)	(433)

Cash flows from investing activities:
Payment to acquire intangible assets	(3,493)	–
Net cash used in investing activities	(3,493)	–

Cash flows from financing activities:
Advance from a director	49,789	865
Net cash provided by financing activities	49,789	865

Foreign currency translation adjustment	120	1

Net change in cash and cash equivalents	1,287	433

BEGINNING OF PERIOD	1,360	2,151

END OF PERIOD	$2,647	$2,584

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to condensed consolidated financial statements.

BONANZA GOLDFIELDS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine Months Ended September 30, 2021
	Preferred Stock		Common stock		Common stock to be issued		Accumulated other		Total Stockholders
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	Comprehensive loss	Accumulated deficit	(deficit) equity
Balance as of January 1, 2020 (restated)	–	$–	1,320,082,946	$132,009	138,366,398,507	$13,836,639	$(13)	$(13,969,399)	$(764)
Foreign currency translation adjustment	–	–	–	–	–	–	(4)	–	(4)
Net loss for the period	–	–	–	–	–	–	–	(433)	(433)

Balance as of September 30, 2020	–	$–	1,320,082,946	$132,009	138,366,398,507	$13,836,639	$(17)	$(13,969,832)	$(1,201)

Balance as of January 1, 2021	10,362,000	$1,037	1,970,000,000	$197,000	138,366,398,507	$13,836,639	$(16)	$(14,036,292)	$(1,632)

Foreign currency translation adjustment	–	–	–	–	–	–	120	–	120
Net loss for the period	–	–	–	–	–	–	–	(67,561)	(67,561)

Balance as of September 30, 2021	10,362,000	$1,037	1,970,000,000	$197,000	138,366,398,507	$13,836,639	$104	$(14,103,853)	$(69,073)

	Three Months Ended September 30, 2021
	Preferred Stock		Common stock		Common stock to be issued		Accumulated other		Total Stockholders
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	Comprehensive loss	Accumulated deficit	(deficit) equity
Balance as of July 1, 2020 (restated)	–	$–	1,320,082,946	$132,009	138,366,398,507	$13,836,639	$(17)	$(13,969,780)	$(1,149)

Net loss for the period	–	–	–	–	–	–	–	(52)	(52)

Balance as of September 30, 2020	–	$–	1,320,082,946	$132,009	138,366,398,507	$13,836,639	$(17)	(13,969,832)	(1,201)

Balance as of July 1, 2021	10,362,000	$1,037	1,970,000,000	$197,000	138,366,398,507	$13,836,639	$(16)	$(14,028,928)	$5,732

Foreign currency translation adjustment	–	–	–	–	–	–	120	–	120
Net loss for the period	–	–	–	–	–	–	–	(74,925)	(74,925)

Balance as of September 30, 2021	10,362,000	$1,037	1,970,000,000	$197,000	138,366,398,507	$13,836,639	$104	$(14,103,853)	$(69,073)

 See accompanying notes to condensed consolidated financial statements.

BONANZA GOLDFIELDS CORP.

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

1.       DESCRIPTION OF BUSINESS AND ORGANIZATION

Bonanza Goldfields Corp. (the “Company”) was incorporated in the State of Nevada on March 6, 2008. Currently, the Company through its subsidiaries, are principally engaged in the provision of financing, business development solutions & related professional services in Hong Kong.

On August 27, 2021, Mr. LEE Ying Chiu Herbert purchased a controlling interest in the Company, resulting in a change of control. On August 26, 2021, Mr. LEE Ying Chiu Herbert was appointed to serve as director of the Company.

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

The Share Exchange between the Company and MHL on October 18, 2021, is a merger of entities under common control that Mr. LEE Ying Chiu Herbert is the common director and shareholder of both the Company and MHL. Under the guidance in ASC 805 for transactions between entities under common control, the assets, liabilities and results of operations, are recognized at their carrying amounts on the date of the Share Exchange, which required retrospective combination of the Company and MHL for all periods presented.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/paid up share capital	Effective interest held

Marvion Holdings Limited	British Virgin Islands	Investment holding	50,000 ordinary shares at par value of US$1	100%

Marvion Private Limited	Singapore	Corporate management and IT development in Singapore	1,000 ordinary shares at par value of S$1	100%

Marvion Group Limited	British Virgin Islands	Procurement of media and entertainment in Singapore	50,000 ordinary shares at par value of US$1	100%

Marvion (Hong Kong) Limited	Hong Kong	Corporate management in Hong Kong	1,000 ordinary shares for HK$1,000	100%

Typerwise Limited	Hong Kong	Provision of financing, business development solutions & related professional services	10,000 ordinary shares for HK$10,000	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

BONANZA GOLDFIELDS CORP.

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

•	Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

•	Use of estimates and assumptions

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates.

•	Basis of consolidation

The condensed consolidated financial statements include the accounts of BONZ and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Intangible asset

Intangible asset represents the trademark, which is stated at cost less accumulated amortization, if any. Amortization is calculated on the straight-line basis over the expected useful lives of 10 years, from the date on which they become fully operational and after taking into account their estimated residual values:

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the periods presented.

BONANZA GOLDFIELDS CORP.

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Revenue recognition

The Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) using the full retrospective transition method. The Company's adoption of ASU 2014-09 did not have a material impact on the amount and timing of revenue recognized in its condensed consolidated financial statements.

Under ASU 2014-09, the Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

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

Revenue is generated from the rendering of marketing and strategic advisory services. The Company recognizes services revenue over the period in which such services are performed under fixed price contracts. Service fee becomes billable to the customer when services are rendered.

•	Income taxes

The Company adopted the ASC 740 “Income tax” provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the condensed consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the nine months ended September 30, 2021 and 2020.

BONANZA GOLDFIELDS CORP.

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the condensed consolidated statement of operations.

The reporting currency of the Company is United States Dollar ("US$") and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintains its books and record in its local currency, Hong Kong Dollars (“HKD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from HKD into US$ has been made at the following exchange rates for the periods ended September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Period-end HKD:US$ exchange rate	0.1284	0.1290
Average HKD:US$ exchange rate	0.1288	0.1289
Period-end SGD:US$ exchange rate	0.7355	0.7312
Average SGD:US$ exchange rate	0.7469	0.7192

•	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying condensed consolidated statements of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in condensed consolidated financial statements. For the three and nine months ended September 30, 2021 and 2020, the Company operates in one reportable operating segment in Hong Kong.

BONANZA GOLDFIELDS CORP.

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying statements of operation as the related employee service are provided.

•	Related parties

The Company follows the ASC 850-10, “Related Party Disclosures” for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

BONANZA GOLDFIELDS CORP.

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, approximate their fair values because of the short maturity of these instruments.

BONANZA GOLDFIELDS CORP.

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Recent accounting pronouncements

In September 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326)” (“ASU 2016-13”), which requires the immediate recognition of management’s estimates of current and expected credit losses. In November 2018, the FASB issued ASU 2018-19, which makes certain improvements to Topic 326. In April and May 2019, the FASB issued ASUs 2019-04 and 2019-05, respectively, which adds codification improvements and transition relief for Topic 326. In November 2019, the FASB issued ASU 2019-10, which delays the effective date of Topic 326 for Smaller Reporting Companies to interim and annual periods beginning after December 15, 2022, with early adoption permitted. In November 2019, the FASB issued ASU 2019-11, which makes improvements to certain areas of Topic 326. In February 2020, the FASB issued ASU 2020-02, which adds an SEC paragraph, pursuant to the issuance of SEC Staff Accounting Bulletin No. 119, to Topic 326. Topic 326 is effective for the Company for fiscal years and interim reporting periods within those years beginning after December 15, 2022. Early adoption is permitted for interim and annual periods beginning December 15, 2019. The Company is currently evaluating the potential impact of adopting this guidance on the consolidated financial statements.

On January 1, 2020, the Company adopted ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill, but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. Adoption of this ASU did not have a material effect on the condensed consolidated financial statements.

On January 1, 2020, the Company adopted ASU No. 2018-13, “Fair Value Measurements (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820. Adoption of this ASU did not have a material effect on the condensed consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

3       GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred a continuous loss of $14,103,853 as of September 30, 2021. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

The continuation of the Company as a going concern through September 30, 2022 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

BONANZA GOLDFIELDS CORP.

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

4.       AMOUNT DUE TO A DIRECTOR

As of September 30, 2021 and December 31, 2020, the amount due to a related party represented the temporary advances from the Company’s director, which was unsecured, interest-free with no fixed repayment term. Imputed interest on this amount is considered insignificant.

5.       STOCKHOLDERS’ DEFICIT

Preferred stock

As of September 30, 2021 and December 31, 2020, the Company’s authorized shares were 30,000,000 shares of preferred stock, with a par value of $0.0001.

The Company has designated 10,000,000 shares of its preferred stock as Series A Preferred Stock.

The Company has designated 1,000,000 shares of its preferred stock as Series B Preferred Stock.

The Company has designated 1 share of its preferred stock as Series C Preferred Stock.

As of September 30, 2021 and December 31, 2020, the Company had 10,000,000 and 10,000,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of September 30, 2021 and December 31, 2020, the Company had 361,999 and 361,999 shares of Series B Preferred Stock issued and outstanding, respectively.

As of September 30, 2021 and December 31, 2020, the Company had 1 and 1 share of Series C Preferred Stock issued and outstanding, respectively.

Common stock

As of September 30, 2021 and December 31, 2020, the Company’s authorized shares were 1,970,000,000 shares of common stock, with a par value of $0.0001.

As of September 30, 2021 and December 31, 2020, the Company had 1,970,000,000 and 1,970,000,000 shares of common stock issued and outstanding, respectively.

Subsequently, on October 18, 2021, the Company consummated the Share Exchange Transaction among Marvion Holdings Limited (“MHL”) and its shareholders. The Company acquired all of the issued and outstanding shares of MHL from its shareholders, in exchange for 139,686,481,453 shares of the issued and outstanding common stock. Upon completion of the Share Exchange Transaction, MHL became a 100% owned subsidiary of the Company. The Company will issue 1,217,764,822 shares of common stock and will increase the authorized share to issue the remaining 138,468,716,631shares of its common stock.

BONANZA GOLDFIELDS CORP.

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

6.	INCOME TAX

The provision for income taxes consisted of the following:

Nine months ended September 30,
	2021	2020

Current tax	$–	$–
Deferred tax	–	–

Income tax expense	$–	$–

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company mainly operates in Hong Kong that is subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

BONZ is registered in the State of Nevada and is subject to the tax laws of United States of America.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Singapore

The Company’s subsidiary is registered in the Republic of Singapore and is subject to the tax laws of Singapore.

As of September 30, 2021, the operation in the Singapore incurred $6,052 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards has no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $968 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

BONANZA GOLDFIELDS CORP.

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current period, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2021 and 2020 is as follows:

	Nine months ended September 30,
	2021	2020

Loss before income taxes	$(49,064)	$(433)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(8,307)	(71)
Valuation allowance not recognized as deferred tax	8,096	71
Income tax expense	$–	$–

As of September 30, 2021, the operations in incurred $51,964 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards under Hong Kong tax regime. The Company has provided for a full valuation allowance against the deferred tax assets of $8,574 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the deferred tax assets of the Company as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

Deferred tax assets:		–
Net operating loss carryforwards – Hong Kong tax regime (overseas)	$8,574	$479
Net operating loss carryforwards – Singapore tax regime (overseas)	986	–
	9,560	479
Less: valuation allowance	(9,560)	(479)
Deferred tax assets, net	$–	$–

BONANZA GOLDFIELDS CORP.

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

7.       RELATED PARTY TRANSACTIONS

From time to time, the director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and had no fixed terms of repayment.

During the nine months ended September 30, 2021 and 2020, the Company paid the $50,000 and $0 management fee to the related party, respectively.

During the nine months ended September 30, 2021 and 2020, the Company paid the $60,967 and $0 consultancy fees to the director, So Han Meng Julian, respectively.

During the nine months ended September 30, 2021 and 2020, the Company paid the $79,020 and $0 of compensation to the director, So Han Meng Julian, respectively.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

8.       CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three months ended September 30, 2021 and 2020, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at year-end dates, are presented as follows:

	Three months ended September 30, 2021		September 30, 2021
Customer	Revenues	Percentage of revenues	Accounts receivable

Customer A	$13,256	100%	$–
Customer B	–	–	–

	$13,256	100%	$–

BONANZA GOLDFIELDS CORP.

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

For the nine months ended September 30, 2021 and 2020, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at year-end dates, are presented as follows:

	Nine months ended September 30, 2021		September 30, 2021
Customer	Revenues	Percentage of revenues	Accounts receivable

Customer A	$101,026	57%	$–
Customer B	75,315	43%	–

	$176,341	100%	$–

For the three and nine months ended September 30, 2020, there were no customers.

(b)	Economic and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

(c)	Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of HKD converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

(d)	Risk from COVID-19 pandemic

The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in Hong Kong in a limited period during 2020. Due to the nature of the Company’s business, the impact of the closure on the operational capabilities was not significant. The extent to which the COVID-19 outbreak impacts the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and mutation of the virus and the actions to contain its impact, that are beyond the Company’s control. There is no guarantee that the Company’s revenues will grow or remain at a similar level in the foreseeable period.

BONANZA GOLDFIELDS CORP.

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

9.       COMMITMENTS AND CONTINGENCIES

As of September 30, 2021, the Company has no material commitments or contingencies.

10.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2021, up through the date the Company issued the unaudited condensed consolidated financial statements. The Company had the following material recognizable subsequent events:

On August 27, 2021, Mr. LEE Ying Chiu Herbert purchased a controlling interest in the Company, resulting in a change of control. On August 26, 2021, Mr. LEE Ying Chiu Herbert and Mr. Tee Soo TAN were appointed to serve as directors of the Company  and Mr. CHAN Man Chung was appointed to serve as the Chief Executive Officer and a director of the Company.

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

On January 31, 2022, the Company acquired 100% equity interest of Marvel Multi-dimensions Limited in consideration of HKD2 from a related party.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a Nevada holding company that through its subsidiaries are engaged in the media distribution business. Specifically, we provide authentication, valuation and certification (“AVC”) service, sale and purchase, hire purchase, financing, custody, security and exhibition (“CSE”) services to buyers of movie and music media through traditional channels as well as through leveraging blockchain technology through the creation of digital ownership tokens (“DOTs”). We operate in two business segments through our subsidiaries: (i) a strategic business and management advisory services operated through Typerwise Limited, a Hong Kong limited liability company; and (ii) an DOT solution service business operated through Marvion Private Limited, a Singapore limited liability company. Typerwise is a cross-cultural strategic and management consulting firm founded by an investment banking professional with experience in financial markets, legal, compliance and business operations. Typerwise offers financing and business development solutions as well as related professional services such as assisting clients in meeting regulatory and best practices requirements. With the development of the Digital ownership tokens (“DOT”) based on blockchain technologies, Typerwise has been assisting technology companies in meeting regulatory and legal requirements while setting up and offering DOT products and services in Hong Kong. Leveraging the blockchain technologies obtained by Marvion, the group developed a media distribution business by minting a DOT for the media as a unique identification to track and identify the ownership and access rights to the media products. The media products can be movie, music or graphics files. Marvion will acquire the media and sell all DOT minted media products through online marketplaces. Typerwise was incorporated on May 29, 2018, in Hong Kong. During the nine months ended September 30, 2021 and 2020, our strategic business and management advisory services segment generated revenue of $177,017 and $0, respectively. The sale and distribution of the licensed media content embedded with DOT solution business segment did not generate any revenue during the nine months ended September 30, 2021 and 2020. The Company accepts payment for services in the form of select and liquid digital assets, but does not hold digital assets as an investment. Such digital assets should be converted into fiat currency or stable digital currency after receipt, subject to the factors include but not limited to currency fluctuations, government policies, exchange control regulations, and general economic market condition.

In providing our service solutions, we rely on third party blockchain platforms to complete our services. Because we are dependent on third party providers to support certain aspects of our business activities, any interruptions in services by these third parties may impair our ability to service our clients. Please see “Risk Factors- We rely on third-party service providers and partners for certain aspects of our operations, and any interruptions in services provided by these third parties may impair our ability to support our users.” in the Form 10. Our solutions, however, are blockchain independent in that we do not rely specific on a single blockchain provider to complete our service solutions but may switch our media to different blockchain services on an as needed basis. We currently have no plans to develop or maintain our own blockchain and intend to focus on providing business solutions.

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

We are at a development stage company and reported a net loss of $67,561 and $433 for the nine months ended September 30, 2021 and 2020, respectively. We had current assets of $25,807 and current liabilities of $98,373 as of September 30, 2021. As of December 31, 2020, our current assets were $2,650and current liabilities were $4,282.

We have prepared our consolidated financial statements for the nine months ended September 30, 2021 and 2020 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

As of September 30, 2021, our corporate organization chart is below:-

Results of Operations

Three and Nine Months Ended September 30, 2021 Compared to the Three and Nine Months Ended September 30, 2020

The following table sets forth selected financial information from our consolidated statements of operations and comprehensive loss for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,
	2021	2020

Revenue	$13,677	$–
Cost of revenue	(3,628)	–
Gross profit	10,049	–
General and administrative expenses	(84,974)	(52)
Loss from operation	(74,925)	(52)
Total other expense	–	–
Income tax expense	–	–
NET LOSS	$(74,925)	$(52)

The following table sets forth selected financial information from our consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
	2021	2020

Revenue	$177,017	$–
Cost of revenue	(60,967)	–
Gross profit	116,050	–
General and administrative expenses	(183,611)	(433)
Loss from operation	(67,561)	(433)
Total other expense	–	–
Income tax expense	–	–
NET LOSS	$(67,561)	$(433)

Revenue

We generated our revenue from the rendering of strategic advisory and marketing services.

During the three months ended September 30, 2021, and 2020, the following customers accounted for 10% or more of our total net revenues

	Three months ended September 30, 2021			September 30, 2021
Customer	Revenues	Percentage of revenues		Accounts receivable
Axiom Global HK Limited	$13,256	100%		$–
Video Commerce Group Limited	–	–		–
Total:	$13,256	100%	Total:	$–

	Three months ended September 30, 2020			September 30, 2020
Customer	Revenues	Percentage of revenues		Accounts receivable
Axiom Global HK Limited	$–	–		$–
Video Commerce Group Limited	–	–		–
Total:	$–	–	Total:	$–

Cost of Revenue

We incurred cost of revenue of $3,628 and $0 for the three months ended September 30, 2021, and 2020, respectively. The increase is primarily attributable to the consultancy fees associated with revenue-related costs.

General and Administrative Expenses (“G&A”)

We incurred G&A expenses of $84,974 and $52 for the three months ended September 30, 2021, and 2020, respectively. The increase in G&A is primarily attributable to the salaries associated with revenue-related costs.

Income Tax Expense

No income tax expense incurred for the three months ended September 30, 2021, and 2020, respectively.

Net Loss

As a result of the above factors, the Company incurred a net loss of $74,925 and $52 for the three months ended September 30, 2021 and 2020, respectively. The Company incurred a net loss of $67,561 and $433 for the nine months ended September 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents of $2,647, loan and interest receivable of $19,041 and prepayments and other receivables of $4,119.

We expect to incur significantly greater expenses in the near future as we expand our business or enter into strategic partnerships. We also expect our general and administrative expenses to increase as we expand our finance and administrative staff, add infrastructure, and incur additional costs related to being reporting act company, including directors’ and officers’ insurance and increased professional fees.

We have never paid dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

Going Concern Uncertainties

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

The following summarizes the key component of our cash flows for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(45,129)	$(433)
Net cash used in investing activities	(3,493)	–
Net cash provided by financing activities	49,789	865

Net Cash Used In Operating Activities.

For the nine months ended September 30, 2021, net cash used in operating activities was $45,129, which consisted primarily of a net loss of $67,561, increase in prepayment and other receivables of $2,829, increase in accrued liabilities and other payables of $44,302 and increase in loans and interest receivable of $19,041.

For the nine months ended September 30, 2020, net cash used in operating activities was $433, which mainly consisted primarily of a net loss of $433.

Net Cash Used In Investing Activities.

For the nine months ended September 30, 2021, net cash used in investing activities was $3,493, which consisted of payment to acquire intangible assets of $3,493.

Net Cash Provided By Financing Activities.

For the nine months ended September 30, 2021, net cash provided by financing activities was $49,789, which consisted of advance from a director of $49,789.

For the nine months ended September 30, 2020, net cash provided by financing activities was $865, which consisted of advance from a director of $865.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of September 30, 2021:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	$	$	$	$	$
Amount due to director	54,007	54,007	–	–	–
Commercial commitments
Bank loan repayment	–	–	–	–	–
Total obligations	54,007	54,007	–	–	–

Significant accounting policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

Income Taxes

We account for income taxes as outlined in ASC 740, “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were effective as of September 30, 2021.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we area party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BONANZA GOLDFIELDS CORP.

April 7, 2022	By:	/s/ Man Chung CHAN
Man Chung CHAN
Chief Executive Officer and Chief Financial Officer

