Form 10-K/A
period 2021-12-31
Bonanza Goldfields Corp.
filed 2022-04-08
CIK 1439264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Form 10-K (the “Amendment”) amends the Annual Report of Bonanza Goldfields Corp.. on Form 10-K for the fiscal year ended December 31, 2021 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2022, and is being filed to amend and restate the sections entitled “Summary Compensation Table” and “Compensation of Directors” in Item 11. Executive Compensation. Except as set forth above, no other changes to Item 11. Executive Compensation were made. We also corrected an erroneous reference of December 30, 2021 to December 31, 2021 under the bullet point labeled “Uncertain tax positions” which is in the section entitled "Critical Accounting Policies and Estimates” located in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1 and 32.1. hereto.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-K or reflect any events that have occurred after the filing of the original Form 10-K.

Item 11. Executive Compensation

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Chan Man Chung	2021	–	–	–	–	–	–	–	$–
CEO, CFO, Secretary and Director(1)	2020	–	–	–	–	–	–	–	$–

_______________________

(1) Dr. Chan joined us as our Chief Executive Officer, Secretary and Director on August 26, 2021.

Compensation of Directors

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
So Han Meng Julian (1)	$152,749	-	-	-	-	$300,000	$452,749
Tan Tee Soo (2)	-	-	-	-	-	$120,000	$120,000

______________________

(1) Mr. So joined us as our Director on October 18, 2021.

(2) Mr. Tan joined us as our Director on August 26, 2021.

During our fiscal year ended December 31, 2021, we provided cash compensation of $78,961 to So Han Men Julian for his services as CEO of Typerwise Limited, our subsidiary, cash compensation of $73,788 for consulting services provided to Typerwise Limited, and accrued $300,000 for services as a director of BONZ. We also accrued $120,000 on behalf of Tan Tee Soo for his services as a director of BONZ. We intend to pay the accrued director compensation fees with shares of our common stock in the future. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BONANZA GOLDFIELDS CORP.

By:	/s/ Man Chung CHAN
Man Chung CHAN
Chief Executive Officer and Chief Financial Officer

Date:  April 7, 2022