Form 10-K/A
period 2021-12-31
Bonanza Goldfields Corp.
filed 2022-04-21
CIK 1439264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 2

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

The aggregate market value of the $638,094,054 shares of Common Stock of the registrant held by non-affiliates on June 30, 2021, the last business day of the registrant’s second quarter, computed by reference to the closing price reported by the Over-the-Counter Bulletin Board on that date is $3,318,089.08.

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Amendment No. 2 to the Company’s Form 10-K (the “Amendment”) amends the Annual Report of Bonanza Goldfields Corp. on Form 10-K for the fiscal year ended December 31, 2021 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2022, as amended by that certain Amendment No. 1 to the Form 10-K as filed with the Commission on April 8, 2022, and is being filed to amend and restate the Report of the Independent Registered Public Accountant to cover the balance sheets for the years ended December 31, 2021, and 2020 in the section entitled “Item 8. Financial Statements and Supplementary Data.” Except as set forth above, no other changes to Item 8. Financial Statements and Supplementary Data were made. This Amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1 and 32. hereto.

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

BONANZA GOLDFIELDS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

BONANZA GOLDFIELDS CORP.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bonanza and its subsidiaries (the ‘Company’) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ deficit and cash flows for the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

21

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

22

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BONANZA GOLDFIELDS CORP.

By:	/s/ Man Chung CHAN
Man Chung CHAN
Chief Executive Officer and Chief Financial Officer

Date:  April 21, 2022

23