Form 10-Q
period 2022-03-31
Bonanza Goldfields Corp.
filed 2022-05-11
CIK 1439264

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of May 2, 2022, was 1,867,681,876.

i

INTRODUCTORY COMMENTS

We are not a Hong Kong operating company but a Nevada holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and Singapore. Our investors hold shares of common stock in Bonanza Goldfields Corp., the Nevada holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our ability to obtain contributions from our subsidiaries are significantly affected by regulations promulgated by Hong Kong and Singaporean authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong.” set forth in the Company’s Amendment No. 6 to the Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 22, 2022 (the “Form 10”).

Bonanza Goldfields Corp. and our Hong Kong subsidiaries are not required to obtain permission or approval from the China Securities Regulatory Commission, or CSRC, the Cybersecurity Administration Committee, or CAC, or any other Chinese authorities to operate our business or to issue securities to foreign investors. However, in light of the recent statements and regulatory actions by the People’s Republic of China (“the PRC”) government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard including the risk that we inadvertently conclude that such approvals are not required, that applicable laws, regulations or interpretations change such that we are required to obtain approvals in the future, or that the PRC government could disallow our holding company structure, which would likely result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. These adverse actions could cause the value of our common stock to significantly decline or become worthless. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the CSRC, if we fail to comply with such rules and regulations, which would likely adversely affect the ability of the Company’s securities to continue to trade on the Over-the-Counter Bulletin Board, which would likely cause the value of our securities to significantly decline or become worthless.

There are prominent legal and operational risks associated with our operations being in Hong Kong. For example, as a U.S.-listed Hong Kong public company, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. It could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. We are subject to risks arising from the legal system in China where there are risks and uncertainties regarding the enforcement of laws including where the Chinese government can change the rules and regulations in China and Hong Kong, including the enforcement and interpretation thereof, at any time with little to no advance notice and can intervene at any time with little to no advance notice. Changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and Data Security Law, may target the Company's corporate structure and impact our ability to conduct business in Hong Kong, accept foreign investments, or list on an U.S. or other foreign exchange. By way of example, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. In April 2020, the Cyberspace Administration of China and certain other PRC regulatory authorities promulgated the Cybersecurity Review Measures, which became effective in June 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments (“Draft Measures”), which required that, in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. The Cyberspace Administration of China has said that under the proposed rules companies holding data on more than 1,000,000 users must now apply for cybersecurity approval when seeking listings in other nations because of the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments,” The cybersecurity review will also investigate the potential national security risks from overseas IPOs. On January 4, 2022, the CAC, in conjunction with 12 other government departments, issued the New Measures for Cybersecurity Review (the "New Measures") on January 4, 2022. The New Measures amends the Draft Measures released on July 10, 2021 and became effective on February 15, 2022.

ii

The business of our subsidiaries are not subject to cybersecurity review with the Cyberspace Administration of China, given that: (i) we do not have one million individual online users of our products and services in Hong Kong; (ii) we do not possess a large amount of personal information in our business operations. In addition, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than Renminbi (“RMB”) 400 million. Currently, these statements and regulatory actions have had no impact on our daily business operations, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. For a detailed description of the risks the Company is facing and the offering associated with our operations in Hong Kong, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong.” set forth in the Form 10.

The recent joint statement by the SEC and Public Company Accounting Oversight Board (“PCAOB”), and the Holding Foreign Companies Accountable Act (“HFCAA”) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the HFCAA if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result, an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the U.S. Securities and Exchange Commission adopted rules to implement the HFCAA. Pursuant to the HFCAA, the PCAOB issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is based in Kuala Lumpur, Malaysia and is subject to PCAOB’s inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Furthermore, due to the recent developments in connection with the implementation of the HFCAA, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCAA that the PCAOB be permitted to inspect the issuer’s public accounting firm within two or three years, may result in the delisting of our securities from applicable trading markets in the U.S, in the future if the PCAOB is unable to inspect our accounting firm at such future time. Please see “Risk Factors- The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.” set forth in the Form 10.

In addition to the foregoing risks, we face various legal and operational risks and uncertainties arising from doing business in Hong Kong as summarized below and in “Risk Factors — Risks Relating to Doing Business in Hong Kong.” set forth in the Form 10.

•	Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business. Please see “Risk Factors-We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.” set forth in the Form 10.

•	We are a holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and Singapore. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong and Singapore subsidiaries and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends. Please see “Risk Factors- Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.” set forth in the Form 10.

iii

•	There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. We rely on dividends from our Hong Kong subsidiary for our cash and financing requirements, such as the funds necessary to service any debt we may incur. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Please see “Risk Factors - Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock.”; “Risk Factors - PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business.”; “Risk Factors - Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.” and “Transfers of Cash to and from our Subsidiaries.”

•	PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our operating subsidiaries in Hong Kong. Substantial uncertainties exist with respect to the interpretation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations. Please see “Risk Factors- PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business.” set forth in the Form 10.

•	In light of China’s extension of its authority into Hong Kong, the Chinese government can change Hong Kong’s rules and regulations at any time with little or no advance notice, and can intervene and influence our operations and business activities in Hong Kong. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, if our subsidiaries or the holding company were required to obtain approval in the future, or we erroneously conclude that approvals were not required, or we were denied permission from Chinese authorities to operate or to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange and the value of our common stock would likely significantly decline or become worthless, which would materially affect the interest of the investors. There is a risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers, which could result in a material change in our operations and/or the value of our securities. Further, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers would likely significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “Risk Factors-We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.” and “The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.” set forth in the Form 10.

iv

•	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.

•	We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers. Please see “Risk Factors- The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.” set forth in the Form 10.

•	Under the Enterprise Income Tax Law of the PRC (“EIT Law”), we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders. Please see “Risk Factors- Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth in the Form 10.

•	Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident Shareholders to personal liability, may limit our ability to acquire Hong Kong and PRC companies or to inject capital into our Hong Kong subsidiary, may limit the ability of our Hong Kong subsidiaries to distribute profits to us or may otherwise materially and adversely affect us.

•	You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of shares of our common stock. Please see “Risk Factors- Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.” set forth in the Form 10.

•	We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies. Please see “Risk Factors- We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.” set forth in the Form 10.

•	We are organized under the laws of the State of Nevada as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong, Singapore and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in Hong Kong against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries. Please see “Risk Factors- Substantially all of our assets and a majority of our officers and directors are located in Hong Kong. The balance of our directors and officers are located in Singapore. As a result, it may be difficult for stockholders to enforce any judgment obtained in the United States against us, our officers or directors, which may limit the remedies otherwise available to our stockholders.” set forth in the Form 10.

•	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.

•	There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits. Please see “Risk Factors- Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth in the Form 10.

v

References in this registration statement to the “Company,” “BONZ,” “we,” “us” and “our” refer to Bonanza Goldfields Corp., a Nevada company and all of its subsidiaries on a consolidated basis. Where reference to a specific entity is required, the name of such specific entity will be referenced.

Transfers of Cash to and from Our Subsidiaries

Bonanza Goldfields Corp. is a Nevada holding company with no operations of its own. We conduct our operations in Hong Kong primarily through our subsidiaries in Hong Kong and Singapore. We may rely on dividends or other transfers of cash or assets to be made by our Hong Kong and Singapore subsidiaries to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. If our Hong Kong and Singapore subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. To date, our subsidiaries have not made any transfers, dividends or distributions of cash flows or other assets to Bonanza Goldfields Corp. and Bonanza Goldfields Corp. has not made any transfers, dividends or distributions of cash flows or other assets to our subsidiaries.

Bonanza Goldfields Corp. is permitted under the Nevada laws to provide funding to and receive funding from our subsidiaries in Hong Kong and Singapore through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. Our Hong Kong subsidiaries, Marvion (Hong Kong) Limited, Typerwise Limited (“Typerwise”) and Marvel Multi-dimensions Limited (“MMDL”), and our Singapore subsidiary Marvion Private Limited, are also permitted under the laws of Hong Kong and Singapore to provide and receive funding to and from Bonanza Goldfields Corp. through dividend distribution without restrictions on the amount of the funds. As of the date of this report, there has been no dividends or distributions among the holding company or the subsidiaries nor do we expect such dividends or distributions to occur in the foreseeable future among the holding company and its subsidiaries.

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

There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Please see “Risk Factors - Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock.”; “Risk Factors - PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business.”; “Risk Factors - Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.”

vi

Current PRC regulations permit PRC subsidiaries to pay dividends to Hong Kong subsidiaries only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of our subsidiaries in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Each of such entity in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation. As of the date of this report, we do not have any PRC subsidiaries.

The PRC government imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Furthermore, if our subsidiaries in the PRC incur debt on their own in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments. If we or our subsidiaries are unable to receive all of the revenues from our operations, we may be unable to pay dividends on our common stock.

Cash dividends, if any, on our common stock will be paid in U.S. dollars. If we are considered a PRC tax resident enterprise for tax purposes, any dividends we pay to our overseas shareholders may be regarded as China-sourced income and as a result may be subject to PRC withholding tax at a rate of up to 10.0%.

In order for us to pay dividends to our shareholders, we will rely on payments made from our Hong Kong and Singapore subsidiaries to Bonanza Goldfields Corp. If in the future we have PRC subsidiaries, certain payments from such PRC subsidiaries to Hong Kong subsidiaries will be subject to PRC taxes, including business taxes and VAT. As of the date of this report, we do not have any PRC subsidiaries and our Hong Kong and Singapore subsidiaries have not made any transfers, dividends or distributions nor do we expect to make such transfers, dividends or distributions in the foreseeable future.

Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be lowered to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In current practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to dividends to be paid by a PRC subsidiary to its immediate holding company. As of the date of this report, we do not have a PRC subsidiary. In the event that we acquire or form a PRC subsidiary in the future and such PRC subsidiary desires to declare and pay dividends to our Hong Kong subsidiary, our Hong Kong subsidiary will be required to apply for the tax resident certificate from the relevant Hong Kong tax authority. In such event, we plan to inform the investors through SEC filings, such as a current report on Form 8-K, prior to such actions. See “Risk Factors – Risks Relating to Doing Business in Hong Kong.” set forth in the Form 10.

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

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Amendment No. 6 to the Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 22, 2022.

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

viii

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

BONANZA GOLDFIELDS CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 AND DECEMBER 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2022	December 31, 2021
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$61,393	$28,124
Digital assets	86,139	98,862
Prepaid expenses and other current assets	20,975	16,746

Total current assets	168,507	143,732

Non-current assets:
Intangible assets, net	130,426	141,377

TOTAL ASSETS	$298,933	$285,109

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	$101,986	$46,629
Accrued consulting and service fee	2,922,418	2,072,418
Amounts due to related parties	421,532	283,636
Income tax payable	5,088	5,109

Total current liabilities	3,451,024	2,407,792

TOTAL LIABILITIES	3,451,024	2,407,792

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.0001, 30,000,000 shares authorized, 18,999,999 shares undesignated as of March 31, 2022 and December 31, 2021
Preferred Stock, Series A, par value $0.0001, 10,000,000 share authorized, 10,000,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1,000	1,000
Preferred Stock, Series B, par value $0.0001, 1,000,000 share authorized, 366,345 shares issued and outstanding as of March 31, 2022 and December 31, 2021	37	37
Preferred Stock, Series C, par value $0.001, 1 share authorized, 1 share issued and outstanding as of March 31, 2022 and December 31, 2021	1	1
Common stock, par value $0.0001, 1,970,000,000 shares authorized, 1,867,681,876 shares issued and outstanding as of March 31, 2022 and December 31, 2021	186,768	186,768
Common stock, par value $0.0001, 138,468,716,631 shares to be issued	13,846,871	13,846,871
Accumulated other comprehensive income	566	7
Accumulated deficit	(17,187,334)	(16,157,367)

Total stockholders’ deficit	(3,152,091)	(2,122,683)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$298,933	$285,109

See accompanying notes to unaudited condensed consolidated financial statements.

BONANZA GOLDFIELDS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended March 31,
	2022	2021

Revenue, net	$107,770	$91,928

Cost of revenue	(37,780)	(43,832)

Gross profit	69,990	48,096

Operating expenses:
Technology and development	(505,930)	–
Sales and marketing expenses	(66,866)	–
Corporate development expenses	(60,000)	–
General and administrative expenses	(444,004)	(43,373)
Impairment loss of digital assets	(1,246)	–
Total operating expenses	(1,078,046)	(43,373)

(LOSS) INCOME FROM OPERATION	(1,008,056)	4,723

Other (expense) income:
Loss on disposal of digital assets	(21,911)	–
Other income	–	35
Total other (expense) income	(21,911)	35

(LOSS) INCOME BEFORE INCOME TAXES	(1,029,967)	4,758

Income tax expense	–	–

NET (LOSS) INCOME	(1,029,967)	4,758

Other comprehensive income (loss):
Foreign currency adjustment gain (loss)	559	(7)

COMPREHENSIVE (LOSS) INCOME	$(1,029,408)	$4,751

Net loss (income) per share:
– Basic#	$(0.00)	$(0.00)
– Diluted#	$(0.00)	$(0.00)

Weighted average common shares outstanding:
– Basic	1,867,681,876	1,217,764,822
– Diluted	140,336,398,507	139,686,481,453

# Less than $0.001

See accompanying notes to unaudited condensed consolidated financial statements.

BONANZA GOLDFIELDS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”))

	Three months ended March 31,
	2022	2021

Cash flows from operating activities:
Net (loss) income	$(1,029,967)	$4,758
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of intangible assets	12,380	–
Digital assets received as revenue	(82,945)	–
Impairment loss of digital assets	1,246	–
Loss on disposal of digital assets	21,911	–

Change in operating assets and liabilities:
Account and note receivables	–	(3,697)
Digital assets	72,511	–
Prepaid expenses and other current assets	(4,252)	–
Accrued liabilities and other payables	55,441	22,303
Accrued consulting and service fee	850,000	–
Income tax payable	–	–
Net cash (used in) provided by operating activities	(103,675)	23,364

Cash flows from investing activity:
Purchase of intangible assets	(1,890)	–
Net cash used in investing activity	(1,890)	–

Cash flows from financing activity:
Advance from (to) related parties	138,785	(193)
Net cash provided by (used in) financing activity	138,785	(193)

Foreign currency translation adjustment	49	(57)

Net change in cash and cash equivalents	33,269	23,114

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,124	1,360

CASH AND CASH EQUIVALENTS, END OF PERIOD	$61,393	$24,474

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

BONANZA GOLDFIELDS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months Ended March 31, 2022
	Preferred Stock		Common stock		Common stock to be issued		Accumulated other		Total Stockholders
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	Comprehensive (Loss) Income	Accumulated deficit	(deficit) equity
Balance as of January 1, 2022	10,366,346	$1,038	1,867,681,876	$186,768	138,468,716,631	$13,846,871	$7	$(16,157,367)	$(2,122,683)

Foreign currency translation adjustment	–	–	–	–	–	–	559	–	559
Net loss for the period	–	–	–	–	–	–	–	(1,029,967)	(1,029,967)

Balance as of March 31, 2022	10,366,346	$1,038	1,867,681,876	$186,768	138,468,716,631	$13,846,871	$566	$(17,187,334)	$(3,152,091)

	Three Months Ended March 31, 2021
	Preferred Stock		Common stock		Common stock to be issued		Accumulated other		Total Stockholders
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	Comprehensive (Loss) Income	Accumulated deficit	(deficit) equity
Balance as of January 1, 2021	10,366,346	$1,038	1,867,681,876	$186,768	138,468,716,631	$13,846,871	$(16)	$(14,036,293)	$(1,632)

Foreign currency translation adjustment	–	–	–	–	–	–	(7)	–	(7)
Net income for the period	–	–	–	–	–	–	–	4,758	4,758

Balance as of March 31, 2021	10,366,346	$1,038	1,867,681,876	$186,768	138,468,716,631	$13,846,871	$(23)	$(14,031,535)	$3,119

See accompanying notes to unaudited condensed consolidated financial statements.

BONANZA GOLDFIELDS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/paid up share capital	Effective interest held

Marvion Holdings Limited	British Virgin Islands	Investment holding	50,000 ordinary shares at par value of US$1	100%

Marvion Private Limited	Singapore	Corporate management and IT development in Singapore	1,000 ordinary shares for S$1,000	100%

Marvion Group Limited	British Virgin Islands	Procurement of media and entertainment in Singapore	50,000 ordinary shares at par value of US$1	100%

Marvion (Hong Kong) Limited	Hong Kong	Corporate management in Hong Kong	1,000 ordinary shares for HK$1,000	100%

Typerwise Limited	Hong Kong	Provision of financing, business development solutions & related professional services	10,000 ordinary shares for HK$10,000	100%

Marvel Multi-dimensions Limited	Hong Kong	Provision of research & development, IT and consulting services and treasury management for the Group	10,000 ordinary shares for HK$10,000	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

BONANZA GOLDFIELDS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

•	Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022.

•	Use of estimates and assumptions

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates in the period include the impairment loss on digital assets, valuation and useful lives of intangible assets and deferred tax valuation allowance.

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

BONANZA GOLDFIELDS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Digital assets

The Company’s digital assets represent the crypto currencies, including Tether, Binance Coin, Ethereum, OKB Token and OEC Token. The Company accounts for its digital assets in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 350, “General Intangibles Other Than Goodwill” (“ASC 350”). ASC 350 requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Accordingly, if the fair market value at any point during the reporting period is lower than the carrying value an impairment loss equal to the difference will be recognized in the condensed consolidated statement of operations. If the fair market value at any point during the reporting period is higher than the carrying value the basis of the digital assets will not be adjusted to account for this increase. Gains on digital assets, if any, will be recognized upon sale or disposal of the assets.

The Company’s cryptocurrencies are deemed to have an indefinite useful life; therefore amounts are not amortized, but rather are assessed for impairment.

•	Intangible asset

Intangible assets consist of licensed media content, trademarks and trade name. The intangible assets are amortized following the patterns in which the economic benefits are consumed or straight-line over the estimated useful life. The Company periodically reviews the estimated useful lives of these intangible assets and reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will be equal to the excess of the carrying value over the fair value of the asset. There was no impairment of intangible assets identified for the periods ended March 31, 2022 and 2021.

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

BONANZA GOLDFIELDS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

During the periods ended March 31, 2022 and 2021, the following table shows non-cash transactions by digital assets:

	Three months ended March 31,
	2022	2021

Revenue earned and received by digital assets	$82,945	$–
Cost of revenue paid by digital assets	(11)	–
Expense paid by digital assets	$(72,500)	$–

•	Income taxes

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

BONANZA GOLDFIELDS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended March 31, 2022 and 2021.

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

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and Singapore, and maintains its books and record in its local currencies, Hong Kong Dollars (“HKD”) and Singapore Dollars (“SGD”) respectively, which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in shareholders’ equity.

Translation of amounts from HKD and SGD into US$ has been made at the following exchange rates for the periods ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Period-end HKD:US$ exchange rate	0.1277	0.1286
Average HKD:US$ exchange rate	0.1281	0.1289
Period-end SGD:US$ exchange rate	0.7387	0.7433
Average SGD:US$ exchange rate	0.7396	0.7507

•	Comprehensive income

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

BONANZA GOLDFIELDS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

BONANZA GOLDFIELDS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2021-04”). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU became effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The adoption of ASU 2021-04 on January 1, 2022 did not have a material impact on the Company’s financial statements or disclosures.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

BONANZA GOLDFIELDS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3       GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has generated a recurring loss of $1,029,967 during the current period and incurred the accumulated deficit of $17,187,334 as of March 31, 2022. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

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

4.       REVENUE FROM CONTRACTS WITH CUSTOMERS

The following is a disaggregation of the Company’s revenue by major source for the respective periods:

	Three months ended March 31,
	2022	2021

Sale of licensed media products	$82,945	$–
Consulting service income	24,825	91,928
	$107,770	$91,928

BONANZA GOLDFIELDS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

5.       BUSINESS SEGMENT INFORMATION

Currently, the Company has two reportable business segments:

(i)	Media & Entertainment Segment, which mainly operates an online platform to sell and distribute the licensed media products to end-users; and
(ii)	Business Consulting Segment, which mainly provides financing, business development solutions and related professional services to the customers.

In the following table, revenue is disaggregated by primary major product line, and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

	Three months ended March 31, 2022
	Media & Entertainment Segment	Business Consulting Segment	Total
Revenue from external customers:
Sale of licensed media products	$82,945	$–	$82,945
Consulting service income	–	24,825	24,825
Total revenue	82,945	24,825	107,770

Cost of revenue:
Sale of licensed media products	(12)	–	(12)
Amortization on licensed media content	(12,142)	–	(12,142)
Consulting service income	–	(25,626)	(25,626)
Total cost of revenue	(12,154)	(25,626)	(37,780)

Gross profit (loss)	70,791	(801)	69,990

Operating Expenses:
Technology and development expenses	(505,930)	–	(505,930)
Sales and marketing expenses	(58,263)	(8,603)	(66,866)
Corporate development expenses	(60,000)	–	(60,000)
General and administrative expenses	(444,000)	(4)	(444,004)
Impairment loss of digital assets	(1,246)	–	(1,246)
Total operating expenses	(1,069,439)	(8,607)	(1,078,046)

Segment loss	$(998,648)	$(9,408)	$(1,008,056)

BONANZA GOLDFIELDS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended March 31, 2021
	Media & Entertainment Segment	Business Consulting Segment	Total
Revenue from external customers:
Sale of licensed media products	$–	$–	$–
Consulting service income	–	91,928	91,928
Total revenue	–	91,928	91,928

Cost of revenue:
Sale of licensed media products	–	–	–
Consulting service income	–	(43,832)	(43,832)
Total cost of revenue	–	(43,832)	(43,832)

Gross profit	–	48,096	48,096

Operating Expenses:
General and administrative expenses	–	(43,373)	(43,373)
Total operating expenses	–	(43,373)	(43,373)

Segment income	$–	$4,723	$4,723

	As of March 31, 2022
	Media & Entertainment Segment	Business Consulting Segment	Total

Intangible assets	$155,029	$–	$155,029
Identifiable assets	$149,880	$18,627	$168,507

	As of December 31, 2021
	Media & Entertainment Segment	Business Consulting Segment	Total

Intangible assets	$153,656	$–	$153,656
Identifiable assets	$115,608	$28,124	$143,732

BONANZA GOLDFIELDS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The below revenues are based on the countries in which the customer is located. Summarized financial information concerning our geographic segments is shown in the following tables:

	Three months ended March 31,
	2022	2021

Hong Kong	$24,825	$91,928
Around the world	82,945	–

	$107,770	$91,928

6.       INTANGIBLE ASSETS

As of March 31, 2022 and December 31, 2021, intangible assets consisted of the following:

	Estimated useful life	March 31, 2022	December 31, 2021

At cost:
Licensed media content	3 years	$145,525	$146,010
Trademarks and trade name	10 years	9,504	7,646
		155,029	153,656
Less: accumulated amortization		(24,603)	(12,279)
		$130,426	$141,377

As of March 31, 2022, the estimated amortization expense for intangible assets for each of the succeeding five years and thereafter is as follows:

Twelve months ended March 31,	Amount
2023	$49,459
2024	49,459
2025	25,205
2026	950
2027	950
Thereafter	4,403
Total	$130,426

Amortization expense of intangible assets was $12,380 and $0 for the three months ended March 31, 2022 and 2021, respectively.

BONANZA GOLDFIELDS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

7.       ACCRUED CONSULTING AND SERVICE FEE

For the three months ended March 31, 2022, the Company agreed to provide business or professional services which utilized and incurred IT development service, sale and marketing service, corporate development service and administrative service. These consulting and service fees totaled $850,000 and was agreed to be settled in lieu of the common stock of the Company.

For the three months ended March 31, 2021, no such accrued consulting and service fee were incurred.

8.       AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary advances from the Company’s directors and companies which are controlled by a director of the Company for working capital purpose, which were unsecured, interest-free and had no fixed terms of repayments. The related parties balance was $421,532 and $283,636 as of March 31, 2022 and December 31, 2021, respectively.

9.       STOCKHOLDERS’ DEFICIT

Preferred stock

The Company’s authorized shares were 30,000,000 shares of preferred stock, with a par value of $0.0001.

The Company has designated 10,000,000 shares of its preferred stock as Series A Preferred Stock.

The Company has designated 1,000,000 shares of its preferred stock as Series B Preferred Stock.

The Company has designated 1 share of its preferred stock as Series C Preferred Stock.

As of March 31, 2022 and December 31, 2021, the Company had 10,000,000 shares of Series A Preferred Stock issued and outstanding.

As of March 31, 2022 and December 31, 2021, the Company had 366,345 shares of Series B Preferred Stock issued and outstanding.

As of March 31, 2022 and December 31, 2021, the Company had 1 share of Series C Preferred Stock issued and outstanding.

Common stock

The Company’s authorized shares were 1,970,000,000 shares of common stock, with a par value of $0.0001.

As of March 31, 2022 and December 31, 2021, the Company had 1,867,681,876 shares of common stock issued and outstanding.

BONANZA GOLDFIELDS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10.       NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021

Net (loss) income attributable to common shareholders	$(1,029,967)	$4,758

Weighted average common shares outstanding:
– Basic	1,867,681,876	1,217,764,822
– Diluted^	140,336,398,507	139,686,481,453

Net (loss) income per share:
– Basic#	$(0.00)	$0.00
– Diluted#	$(0.00)	$0.00

____________________

# Less than $0.001

^ The diluted weighted average common shares outstanding is derived after having taken into account 138,468,716,631 common stock that is committed but yet to be issued as follows:

	Three months ended March 31,
	2022	2021

Weighted average common shares outstanding – basic	1,867,681,876	1,217,764,822
Common stock committed but yet to be issued	138,468,716,631	138,468,716,631
Weighted average common shares outstanding - diluted	140,336,398,507	139,686,481,453

11.       INCOME TAX

For the three months ended March 31, 2022 and 2021, the local (“United States of America”) and foreign components of (loss) income before income taxes were comprised of the following:

	Three months ended March 31,
	2022	2021
Tax jurisdiction from:
- Local	$(161,869)	$–
- Foreign, including
British Virgin Islands	(593)	–
Singapore	(853,333)	–
Hong Kong	(14,172)	4,758
(Loss) income before income taxes	$(1,029,967)	$4,758

BONANZA GOLDFIELDS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The provision for income taxes consisted of the following:

Three months ended March 31,
	2022	2021

Current:
- Local	$–	$–
- Foreign	–	–

Deferred:
- Local	–	–
- Foreign	–	–

Income tax expense	$–	$–

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company has operations in Hong Kong and Singapore that are subject to taxes in the jurisdictions in which they operate, as follows:

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

For the three months ended March 31, 2022 and 2021, there were no operating income.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Singapore

The Company’s subsidiary registered in the Republic of Singapore is subject to the tax laws of Singapore. A subsidiary incorporated in BVI is registered as a branch in Singapore for operating purpose and is also subject to tax in the Republic of Singapore.

BONANZA GOLDFIELDS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended March 31,
	2022	2021

Loss before income taxes	$853,333	$–
Statutory income tax rate	17%	17%
Income tax expense at statutory rate	145,067	–
Net operating loss not recognized as deferred tax	(145,067)	–
Income tax expense	$–	$–

Hong Kong

The Company’s subsidiaries operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current period, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2022 and 2021 is as follows:

	Three months ended March 31,
	2022	2021

Income (loss) before income taxes	$(14,172)	$4,758
Statutory income tax rate	16.5%	16.5%
Income tax expense (benefit) at statutory rate	(2,338)	785
Tax holiday	–	(785)
Valuation allowance not recognized as deferred tax	2,338
Income tax expense	$–	$–

The following table sets forth the significant components of the deferred tax assets of the Company as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

Deferred tax assets:
NOL – US tax regime	$150,800	$116,807
NOL – British Virgin Islands regime	–	–
NOL – Hong Kong tax regime	2,338	–
NOL – Singapore tax regime	415,198	270,131
	568,336	386,938
Less: valuation allowance	(568,336)	(386,938)
Deferred tax assets, net	$–	$–

BONANZA GOLDFIELDS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of March 31, 2022, the operations in the United States of America incurred $718,094 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $150,800 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

As of March 31, 2022, the operations in Singapore incurred $2,442,341 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards under Singapore tax regime. the Company has provided for a full valuation allowance against the deferred tax assets of $415,198 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

During the three months ended March 31, 2022 and 2021, the Company paid the aggregate amount of $130,626 and $83,630 as compensation and consultancy fees to its directors, respectively.

During the three months ended March 31, 2022 and 2021, the Company paid the management service fee of $72,500 and $0 to a company controlled by its director.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

13.       CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended March 31, 2022 and 2021, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances are presented as follows:

	Three months ended March 31, 2022		March 31, 2022
Customer	Revenues	Percentage of revenues	Accounts receivable

Customer A	$24,825	23%	$–

BONANZA GOLDFIELDS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended March 31, 2021		March 31, 2021
Customer	Revenues	Percentage of revenues	Accounts receivable

Customer A	$50,278	55%	$–
Customer B	41,650	45%	–

	$91,928	100%	$–

(b)	Economic and political risk

The Company’s major operations are conducted in Hong Kong and Singapore. Accordingly, the political, economic, and legal environments, as well as the general state of economy in Hong Kong and Singapore may influence the Company’s business, financial condition, and results of operations.

(c)	Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore, the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of HKD and SGD converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

(d)	Market price risk of crypto (“digital”) assets

The Company generated certain level of its revenue from the sale and distribution of licensed media token products on its platform by the means of crypto assets by the customers, while revenue from these products have not been significant to date, most of this revenue will also fluctuate based on the price of crypto assets. Accordingly, crypto asset price risk could adversely affect its operating results. In particular, the future profitability may depend upon the market price of BNB, ETH, as well as other crypto assets. Crypto asset prices, along with the operating results, have fluctuated significantly from quarter to quarter. There is no assurance that crypto asset prices will reflect historical trends. A decline in the market price of BTC, ETH and Other crypto assets could have a material and adverse effect on our earnings, the carrying value of the crypto assets, and the future cash flows. This may also affect the liquidity and the ability to meet our ongoing obligations. As of March 31, 2022, the Company recorded an impairment charge on the crypto assets held when crypto asset prices decrease below their carrying value of these crypto assets.

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

BONANZA GOLDFIELDS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14.       COMMITMENTS AND CONTINGENCIES

As of March 31, 2022, the Company had an office service agreement for its corporate office. The lease contains the renewal option and will expire on 24 September 2022.

Apart from lease commitments, the Company has no other material commitments or contingencies, as of March 31, 2022.

15.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2022, up through the date the Company issued the unaudited condensed consolidated financial statements. The Company had no material recognizable subsequent events since March 31, 2022, except for the following transactions:-

On April 1, 2022, the Company entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC (“Investor”), a Nevada limited liability company, whereby the Investor has committed to invest up to Twenty Million Dollars ($20,000,000) in the Company’s common stock in accordance with the terms and conditions stated within the Equity Purchase Agreement dated April 1, 2022, and no later than February 24, 2025.

On April 14, 2022, the Company, through its subsidiary, Marvion Private Limited, entered into an Intellectual Property Sale and Purchase Agreement (the “EA SPA”) with Euro Amazing Limited, a limited liability company organized under the laws of Hong Kong, pursuant to which the Company agreed to acquire a perpetual worldwide license for ten (10) categories of adaptation rights to twenty (20) movies in consideration of 2,325,581,395 shares of our common stock, at a valuation of $0.0043 per share. The EA SPA also contains normal and customary representations, warranties and indemnification provisions. The Company hopes to consummate this transaction shortly after the increase in its authorized capital is approved by FINRA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of Business

We are a Nevada holding company that through its subsidiaries are engaged in the media distribution business. Our mission is to lead the revolution and set the standards for smart contracts through our Digital Ownership Tokens (“DOT”). DOT is an integrated, best in class, smart contract for the media and entertainment industry, that can execute a transaction and also contains the specific legal terms of the intellectual property ownership, license and/or rights. Buyers of DOT will be able to confirm the ownership and/or licensing rights of the digital assets from the legal documents minted into the DOT, and they will be able to take the necessary legal action against those who breach the digital ownership rights. We offer a wide range of digital assets within our DOT – film clips, music soundtracks, digital print media and a full range of related real-world experiences from live events to meet and greet opportunities with the media and entertainment stars. We also provide authentication, valuation and certification (“AVC”) service, sale and purchase, hire purchase, financing, custody, security and exhibition (“CSE”) services to buyers of movie and music media through traditional channels as well as through leveraging blockchain technology by the creation of DOTs. We operate in two business segments through our subsidiaries: (i) a strategic business and management advisory services operated through Typerwise Limited, a Hong Kong limited liability company; and (ii) a DOT solution service business operated through Marvion Private Limited, a Singapore limited liability company.

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

In providing our service solutions, we rely on third party blockchain platforms to complete our services. Because we are dependent on third party providers to support certain aspects of our business activities, any interruptions in services by these third parties may impair our ability to service our clients. Please see “Risk Factors- We rely on third-party service providers and partners for certain aspects of our operations, and any interruptions in services provided by these third parties may impair our ability to support our users.” set forth in the Form 10. Our solutions, however, are blockchain independent in that we do not rely specific on a single blockchain provider to complete our service solutions but may switch our media to different blockchain services on an as needed basis. We currently have no plans to develop or maintain our own blockchain and intend to focus on providing business solutions.

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

On January 10, 2022, the board of directors of Bonanza Goldfields Corp. and certain stockholders holding a majority of the voting rights of our common stock approved by written consent in lieu of a special meeting the taking of all steps necessary to effect the following actions (collectively, the “Corporate Actions”):

1.        Amend the Company’s Articles of Incorporation filed with the Nevada Secretary of State (the “Articles of Incorporation”) to change the Company’s name to Marvion Inc.; and

2.        Amend the Articles of Incorporation to increase the Company’s authorized capital from 2,000,000,000 to 300,000,000,000 shares, consisting of 270,000,000,000 shares of common stock, par value $0.0001, and 30,000,000,000 shares of preferred stock, par value $0.0001.

We expect the Corporate Actions to become effective upon the receipt of approval from the Financial Industry Regulatory Authority (“FINRA”).

On April 1, 2022, we entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Williamsburg Venture Holdings, LLC, a Nevada limited liability company (“Investor”), pursuant to which the Investor agreed to invest up to Twenty Million Dollars ($20,000,000) during the commitment period in accordance with the terms and conditions of that certain Equity Purchase Agreement. During the commitment period, the Company shall be entitled to put to the Investor, and the Investor shall be obligated to purchase, such number of shares of the Company’s common stock and at such price as are determined in accordance with the Equity Purchase Agreement. The per share purchase price for the Williamsburg Put Shares will be equal to 88% of the lowest traded price of the Common Stock on the principal market during the five (5) consecutive trading days immediately preceding the date which Williamsburg received the Williamsburg Put Shares as DWAC Shares, as defined in the Equity Purchase Agreement, in its brokerage account (as reported by Bloomberg Finance L.P., Quotestream, or other reputable source).

In connection with the Equity Purchase Agreement, the parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register with the SEC the common stock issuable under the Equity Purchase Agreement, among other securities. We agreed to use our best efforts to file such registration statement with the SEC.

The foregoing descriptions of the Equity Purchase Agreement and the Registration Rights Agreement are qualified in their entirety by reference to the Investment Agreement and the Registration Rights Agreement, which are filed as Exhibits 10.3 and 10.4 to this quarterly report on Form 10-Q, and incorporated herein by reference.

On April 14, 2022, the Company, through its subsidiary, Marvion Private Limited, entered into an Intellectual Property Sale and Purchase Agreement (the “EA SPA”) with Euro Amazing Limited, a limited liability company organized under the laws of Hong Kong, pursuant to which the Company agreed to acquire a perpetual worldwide license for ten (10) categories of adaptation rights to twenty (20) movies in consideration of 2,325,581,395 shares of our common stock, at a valuation of $0.0043 per share. The EA SPA also contains normal and customary representations, warranties and indemnification provisions. We hope to consummate this transaction shortly after the increase in our authorized capital is approved by FINRA. The foregoing description of the EA SPA is qualified in its entirety by reference to the EA SPA, which is filed as Exhibit 10.5 to this quarterly report on Form 10-Q, and incorporated herein by reference.

During the three months ended March 31, 2022 and 2021, our strategic business and management advisory services segment generated revenue of $24,825 and $91,928, respectively, and our sale and distribution of the licensed media content embedded with DOT solution business segment generated revenue of $82,945 and $0, respectively. The Company accepts payment for services in the form of select and liquid digital assets, but does not hold digital assets as an investment. Such digital assets should be converted into fiat currency or stable digital currency after receipt, subject to the factors include but not limited to currency fluctuations, government policies, exchange control regulations, and general economic market condition.

We are a development stage company and reported a net loss and net income of $1,029,967 and $4,758 for the three months ended March 31, 2022 and 2021, respectively. We had current assets of $168,507 and current liabilities of $3,451,024 as of March 31, 2022. As of December 31, 2021, our current assets were $143,732 and current liabilities were $2,407,792.

We have prepared our condensed consolidated financial statements for the three months ended March 31, 2022 and 2021 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

Our corporate organization chart is below:-

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The following table sets forth certain operational data for the three months ended March 31, 2022, compared to the three months ended March 31, 2021:

	Three months ended March 31,
	2022	2021
Revenue:
Media & entertainment segment	$82,945	$–
Consulting business segment	24,825	91,928
Total revenue	107,770	91,928
Cost of revenue:
Media & entertainment segment	(12,154)	–
Consulting business segment	(25,626)	(43,832)
Total cost of revenue	(37,780)	(43,832)
Gross profit	69,990	48,096
Operating expenses:
Technology and development expenses	(505,930)	–
Sales and marketing expenses	(66,866)	–
Corporate development expenses	(60,000)	–
General and administrative expenses	(444,004)	(43,373)
Impairment loss of digital assets	(1,246)	–
(Loss) income from operation	(1,008,056)	4,723
Other (expense) income, net	(21,911)	35
(Loss) income before income taxes	(1,029,067)	4,758
Income tax expense	–	–
Net (loss) income	$(1,029,967)	$4,758

Revenue

During the three months ended March 31, 2022 and 2021, the following customers accounted for 10% or more of our total net revenues

	Three months ended March 31, 2022			March 31, 2022
Customer	Revenue	Percentage of revenue		Accounts receivable
Video Commerce Group Limited	$24,825	23%		$–
Total:	$24,825	23%	Total:	$–

	Three months ended March 31, 2021			March 31, 2021
Customer	Revenue	Percentage of revenue		Accounts receivable
Axiom Global HK Limited	$41,650	45%		$–
Video Commerce Group Limited	50,278	55%		–
Total:	$91,928	100%	Total:	$–

Our revenue from Media and entertainment segment was $82,945 for the three months ended March 31, 2022, which was primarily driven by the sales of Forensic Psychologist Hybrid Digital Ownership Tokens on h-DOT ecommerce website (“Marvion MetaStudio”).

Cost of Revenue

Cost of revenue of approximately $37,780 for the three months ended March 31, 2022 consisted of amortization on licensed media content, token minting cost and consultancy fee. The amortization cost incurred in relation to the licensed media content of Forensic Psychologist was approximately $12,142. Cost of revenue decreased by approximately $6,052, or 13.8%, from $43,832 in the same period of 2021, with the decrease being primarily attributable to a decline in consulting business volume. As a result of the termination of service prior to completion, a gross loss was incurred on the consulting business.

Technology and Development Expenses

Technology and development expenses for the three months ended March 31, 2022 increased by $505,930 and is primarily attributable to development and improvement of h-DOT ecommerce website (“Marvion MetaStudio”) and video h-DOT player website and personnel-related expenses, and IT development. No such expenses were incurred in the three months ended March 31, 2021.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2022 increased by $66,866 to 62% of total revenue and consisted of costs related to advertising and promotion, public relations and personnel-related expenses to promote our products through digital media channels, like Facebook, YouTube, Instagram and LinkedIn. No such expenses were incurred in the three months ended March 31, 2021.

Corporate Development Expenses

Corporate development expenses for the three months ended March 31, 2022 increased by $60,000 and is primarily attributable to personnel-related expenses in connection to services rendered in strategic development and directives of the Company, and building up a portfolio of business partners, industry participants and specialists. No such expenses were incurred in the three months ended March 31, 2021.

General and Administrative Expenses (“G&A”)

General and administrative expenses for the three months ended March 31, 2022 of $444,004 increased by $400,631 compared to the three months ended March 31, 2021. The increase was primarily due to increase in accounting related costs, service cost and personnel-related expenses in connection with our general and administrative functions.

Liquidity and Capital Resources

Working Capital

As of March 31, 2022, we had cash and cash equivalents of $61,393, digital assets of $86,139, prepayments and other receivables of $20,975.

As of December 31, 2021, we had cash and cash equivalents of $28,124, digital assets of $98,862, prepayments and other receivables of $16,746.

As of March 31, 2022 and December 31, 2021, we had working capital deficit of $3,282,517 and $2,264,060, respectively.

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

The following summarizes the key component of our cash flows for the three months ended March 31, 2022 and 2021.

	Three months ended March 31,
	2022	2021
Net cash (used in) provided by operating activities	$(103,675)	$23,364
Net cash used in investing activity	(1,890)	–
Net cash provided by (used in) financing activity	138,785	(193)

Net Cash (Used In) Provided by Operating Activities

For the three months ended March 31, 2022, net cash used in operating activities was $103,675, which consisted primarily of a net loss of $1,029,967, decrease in digital assets of $72,511, increase in prepayment and other receivables of $4,252, increase in accrued liabilities and other payables of $55,441, and increase in accrued consulting and service fee of $850,000, plus non-cash items such as amortization of $12,380, digital assets received of $82,945, impairment loss of digital assets of $1,246, and loss on disposal of digital assets of $21,911.

For the three months ended March 31, 2021, net cash provided by operating activities was $23,364, which consisted primarily of a net income of $4,758, increase in account and note receivables of $3,697, offset by an increase in accrued liabilities and other payables of $22,303.

Net Cash Used In Investing Activity

For the three months March 31, 2022, net cash used in investing activities was $1,890, which consisted of purchase of intangible assets.

No investing activities incurred for the three months ended March 31, 2021.

Net Cash Provided by (Used In) Financing Activity

For the three months ended March 31, 2022, net cash provided by financing activity was $138,785, which consisted of advance from related parties.

For the three months ended March 31, 2021, net cash used in financing activity was $193, which consisted of advance to a director.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of March 31, 2022:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Amounts due to related parties	$421,532	$421,532	$–	$–	$–
Tax obligation	5,088	5,088	–	–	–
Technology and development service obligation	400,000	400,000	–	–	–
Personnel-related obligations	2,522,418	2,522,418	–	–	–
Other contractual liabilities (1)	101,986	101,986	–	–	–
Commercial commitments
Bank loan repayment	–	–	–	–	–
Total obligations	$3,451,024	$3,451,024	$–	$–	$–

(1) Includes all obligations included in “Accrued liabilities and other payables” in current liabilities in the “Condensed Consolidated Balance Sheet” that are contractually fixed as to timing and amount.

Significant accounting policies

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

•	Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022.

•	Use of estimates and assumptions

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates in the period include the impairment loss on digital assets, valuation and useful lives of intangible assets and deferred tax valuation allowance.

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

The Company’s digital assets represent the crypto currencies, including Tether, Binance Coin, Ethereum, OKB Token and OEC Token. The Company accounts for its digital assets in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 350, “General Intangibles Other Than Goodwill” (“ASC 350”). ASC 350 requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Accordingly, if the fair market value at any point during the reporting period is lower than the carrying value an impairment loss equal to the difference will be recognized in the condensed consolidated statement of operations. If the fair market value at any point during the reporting period is higher than the carrying value the basis of the digital assets will not be adjusted to account for this increase. Gains on digital assets, if any, will be recognized upon sale or disposal of the assets.

The Company’s cryptocurrencies are deemed to have an indefinite useful life; therefore amounts are not amortized, but rather are assessed for impairment.

•	Intangible asset

Intangible assets consist of licensed media content, trademarks and trade name. The intangible assets are amortized following the patterns in which the economic benefits are consumed or straight-line over the estimated useful life. The Company periodically reviews the estimated useful lives of these intangible assets and reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will be equal to the excess of the carrying value over the fair value of the asset. There was no impairment of intangible assets identified for the periods ended March 31, 2022 and 2021.

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

During the periods ended March 31, 2022 and 2021, the following table shows non-cash transactions by digital assets:

	Three months ended March 31,
	2022	2021

Revenue earned and received by digital assets	$82,945	$–
Cost of revenue paid by digital assets	(11)	–
Expense paid by digital assets	$(72,500)	$–

•	Income taxes

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended March 31, 2022 and 2021.

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

Translation of amounts from HKD and SGD into US$ has been made at the following exchange rates for the periods ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Period-end HKD:US$ exchange rate	0.1277	0.1286
Average HKD:US$ exchange rate	0.1281	0.1289
Period-end SGD:US$ exchange rate	0.7387	0.7433
Average SGD:US$ exchange rate	0.7396	0.7507

•	Comprehensive income

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2021-04”). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU became effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The adoption of ASU 2021-04 on January 1, 2022 did not have a material impact on the Company’s financial statements or disclosures.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were effective as of March 31, 2022.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation, and to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On April 14, 2022, the Company, through its subsidiary, Marvion Private Limited, entered into an Intellectual Property Sale and Purchase Agreement (the “EA SPA”) with Euro Amazing Limited, a limited liability company organized under the laws of Hong Kong, pursuant to which the Company agreed to acquire a perpetual worldwide license for ten (10) categories of adaptation rights to twenty (20) movies in consideration of 2,325,581,395 shares of our common stock, at a valuation of $0.0043 per share. The EA SPA also contains normal and customary representations, warranties and indemnification provisions. We hope to consummate this transaction shortly after the increase in our authorized capital approved by FINRA. The foregoing description of the EA SPA is qualified in its entirety by reference to the EA SPA, which is filed as Exhibit 10.5 to this quarterly report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation (1)
3.2	Amended and Restated Certificate of Designation, Preferences and Rights of Series B Preferred Stock*
3.3	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock (1)
4.2	Description of Securities (2)
10.1	Share Exchange Agreement Version 2021001 posted and available for public on 18 October, 2021 on http://www.marvion.media/ (1)
10.2	Confirmation dated October 18, 2021 by and among Lee Ying Chiu Herbert, So Han Meng Julian and Bonanza Goldfields Corp. (1)
10.3	Equity Purchase Agreement, dated April 1, 2022, by and between Bonanza Goldfields Corp. and Williamsburg Venture Holdings, LLC, a Nevada limited liability company (3)
10.4	Registration Rights Agreement, dated April 1, 2022, by and between Bonanza Goldfields Corp. and Williamsburg Venture Holdings, LLC, a Nevada limited liability company (3)
10.5	Intellectual Property Sale and Purchase Agreement, dated April 14, 2022, by and between Marvion Private Limited, a Singapore limited liability company, and Euro Amazing Limited, a Hong Kong limited liability company *
21	Subsidiaries as of 31 March, 2022 *
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

_______________________

*	Filed Herewith.

(1)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 26, 2021.
(2)	Incorporated by reference to Item 11 of Amendment No. 6 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 22, 2022.
(3)	Incorporated by reference to the Exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BONANZA GOLDFIELDS CORP.

May 11, 2022	By:	/s/ Man Chung CHAN
Name: Man Chung CHAN
Title: Chief Executive Officer and Chief Financial Officer

