Form 10-Q
period 2022-06-30
Bonanza Goldfields Corp.
filed 2022-08-11
CIK 1439264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 7, 2022, the Company had outstanding 1,867,681,876 shares of common stock.

BONANZA GOLDFIELDS CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

INTRODUCTORY COMMENTS

We are not a Hong Kong operating company but a Nevada holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and Singapore. Our investors hold shares of common stock in Bonanza Goldfields Corp., the Nevada holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our ability to obtain contributions from our subsidiaries are significantly affected by regulations promulgated by Hong Kong and Singaporean authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong.” set forth in the Company’s Amendment No. 7 to the Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 9, 2022 (the “Form 10”).

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

There are prominent legal and operational risks associated with our operations being in Hong Kong. For example, as a U.S.-listed Hong Kong public company, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. It could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. We are subject to risks arising from the legal system in China where there are risks and uncertainties regarding the enforcement of laws including where the Chinese government can change the rules and regulations in China and Hong Kong, including the enforcement and interpretation thereof, at any time with little to no advance notice and can intervene at any time with little to no advance notice. Changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and Data Security Law, may target the Company's corporate structure and impact our ability to conduct business in Hong Kong, accept foreign investments, or list on an U.S. or other foreign exchange. By way of example, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. In April 2020, the Cyberspace Administration of China and certain other PRC regulatory authorities promulgated the Cybersecurity Review Measures, which became effective in June 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments (“Draft Measures”), which required that, in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. The Cyberspace Administration of China has said that under the proposed rules companies holding data on more than 1,000,000 users must now apply for cybersecurity approval when seeking listings in other nations because of the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments,” The cybersecurity review will also investigate the potential national security risks from overseas IPOs. On January 4, 2022, the CAC, in conjunction with 12 other government departments, issued the New Measures for Cybersecurity Review (the “New Measures”). The New Measures amends the Draft Measures released on July 10, 2021 and became effective on February 15, 2022.

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

•	Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business. Please see “Risk Factors-We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.” set forth in the Form 10.

•	We are a holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and Singapore. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong and Singapore subsidiaries and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends. Please see “Risk Factors- Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.” set forth in the Form 10.

•	There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. We rely on dividends from our Hong Kong subsidiary for our cash and financing requirements, such as the funds necessary to service any debt we may incur. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Please see “Risk Factors - Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock.”; “Risk Factors - PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business.”; “Risk Factors - Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.” and “Transfers of Cash to and from our Subsidiaries” set forth in the Form 10.

•	PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our operating subsidiaries in Hong Kong. Substantial uncertainties exist with respect to the interpretation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations. Please see “Risk Factors- PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business.” set forth in the Form 10.

•	In light of China’s extension of its authority into Hong Kong, the Chinese government can change Hong Kong’s rules and regulations at any time with little or no advance notice, and can intervene and influence our operations and business activities in Hong Kong. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, if our subsidiaries or the holding company were required to obtain approval in the future, or we erroneously conclude that approvals were not required, or we were denied permission from Chinese authorities to operate or to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange and the value of our common stock would likely significantly decline or become worthless, which would materially affect the interest of the investors. There is a risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers, which could result in a material change in our operations and/or the value of our securities. Further, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers would likely significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “Risk Factors-We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.” and “The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.” set forth in the Form 10.

•	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.

•	We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers. Please see “Risk Factors- The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.” set forth in the Form 10.

•	Under the Enterprise Income Tax Law of the PRC (“EIT Law”), we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders. Please see “Risk Factors- Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth in the Form 10.

•	Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident Shareholders to personal liability, may limit our ability to acquire Hong Kong and PRC companies or to inject capital into our Hong Kong subsidiary, may limit the ability of our Hong Kong subsidiaries to distribute profits to us or may otherwise materially and adversely affect us.

•	You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of shares of our common stock. Please see “Risk Factors- Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.” set forth in the Form 10.

•	We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies. Please see “Risk Factors- We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.” set forth in the Form 10.

•	We are organized under the laws of the State of Nevada as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong, Singapore and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in Hong Kong against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries. Please see “Risk Factors- Substantially all of our assets and a majority of our officers and directors are located in Hong Kong. The balance of our directors and officers are located in Singapore. As a result, it may be difficult for stockholders to enforce any judgment obtained in the United States against us, our officers or directors, which may limit the remedies otherwise available to our stockholders.” set forth in the Form 10.

•	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.

•	There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits. Please see “Risk Factors- Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth in the Form 10.

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

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Amendment No. 7 to the Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 9, 2022.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BONANZA GOLDFIELDS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of June 30, 2022	As of December 31, 2021
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$25,486	$28,124
Digital assets	632,088	98,862
Inventories	9,197,500	–
Prepaid expenses and other current assets	106,640	16,746
Total current assets	9,961,714	143,732
Intangible assets, net	115,116	141,377
Total assets	$10,076,830	$285,109

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accrued liabilities and other payable	$185,816	$46,629
Accrued consulting and service fee	3,511,953	2,072,418
Amounts due to related parties	472,214	283,636
Income tax payable	1,264	5,109
Total current liabilities	4,171,247	2,407,792
Total liabilities	4,171,247	2,407,792

Commitments and contingencies (See Note 15)	–	–

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 30,000,000 shares authorized, 18,999,999 shares undesignated as of June 30, 2022 and December 31, 2021
Preferred Stock, Series A, $0.0001 par value, 10,000,000 share authorized, 10,000,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1,000	1,000
Preferred Stock, Series B, $0.0001 par value, 1,000,000 share authorized, 366,345 shares issued and outstanding as of June 30, 2022 and December 31, 2021	37	37
Preferred Stock, Series C, $0.001 par value, 1 share authorized, 1 share issued and outstanding as of June 30, 2022 and December 31, 2021	1	1
Common stock, $0.0001 par value, 1,970,000,000 shares authorized, 1,867,681,876 shares issued and outstanding as of June 30, 2022 and December 31, 2021	186,768	186,768
Common stock, $0.0001 par value, 140,794,298,026 and 138,468,716,631 shares to be issued as of June 30, 2022 and December 31, 2021, respectively	14,079,430	13,846,871
Additional paid-in capital	9,767,441	–
Accumulated other comprehensive income	2,227	7
Accumulated deficit	(18,131,321)	(16,157,367)
Total stockholders’ equity (deficit)	5,905,583	(2,122,683)
Total liabilities and stockholders’ equity (deficit)	$10,076,830	$285,109

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BONANZA GOLDFIELDS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Revenues	$986,327	$96,283	$1,094,031	$188,211
Cost of revenues	(823,480)	(25,102)	(861,192)	(68,934)
Gross profit	162,847	71,181	232,839	119,277

Operating expenses:
Technology and development expenses	(101,162)	–	(607,092)	–
Sales and marketing expenses	(122,510)	–	(189,376)	–
Corporate development expenses	(72,870)	–	(132,870)	–
General and administrative expenses	(814,657)	(43,704)	(1,258,663)	(87,077)
Impairment loss of digital assets	(2,803)	–	(4,049)	–
Total operating expenses	(1,114,002)	(43,704)	(2,192,050)	(87,077)
(Loss) income from operations	(951,155)	27,477	(1,959,211)	32,200

Other income (expense):
Gain (loss) on disposal of digital assets	3,345	–	(18,566)	–
Other income	–	–	–	35
Total other income (expense)	3,345	–	(18,566)	35
(Loss) income before income taxes	(947,810)	27,477	(1,977,777)	32,235
Income tax credit	3,823	–	3,823	–
Net (loss) income	(943,987)	27,477	(1,973,954)	32,235

Other comprehensive income (loss):
Foreign currency adjustment gain (loss)	1,661	(8)	2,220	(15)
Comprehensive (loss) income	$(942,326)	$27,469	$(1,971,734)	$32,220

Net (loss) income per share:
Basic (1)	$(0.00)	$0.00	$(0.00)	$0.00
Diluted (1)	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average common shares outstanding:
Basic	1,867,681,876	1,217,764,822	1,867,681,876	1,217,764,822
Diluted	1,867,681,876	139,686,481,453	1,867,681,876	139,686,481,453

(1) Less than $0.001

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BONANZA GOLDFIELDS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Preferred stock		Common stock		Common stock to be issued		Additional	Accumulated other		Total stockholders
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	paid-in capital	comprehensive income (loss)	Accumulated deficit	(deficit) equity

For the Three and Six Months Ended June 30, 2022
Balance as of December 31, 2021	10,366,346	$1,038	1,867,681,876	$186,768	138,468,716,631	$13,846,871	$–	$7	$(16,157,367)	$(2,122,683)
Other comprehensive income, net	–	–	–	–	–	–	–	559	–	559
Net loss for the period	–	–	–	–	–	–	–	–	(1,029,967)	(1,029,967)
Balance as of March 31, 2022	10,366,346	1,038	1,867,681,876	186,768	138,468,716,631	13,846,871	–	566	(17,187,334)	(3,152,091)
Acquisition of licensed adaptation right	–	–	–	–	2,325,581,395	232,559	9,767,441	–	–	10,000,000
Other comprehensive income, net	–	–	–	–	–	–	–	1,661	–	1,661
Net loss for the period	–	–	–	–	–	–	–	–	(943,987)	(943,987)
Balance as of June 30, 2022	10,366,346	$1,038	1,867,681,876	$186,768	140,794,298,026	$14,079,430	$9,767,441	$2,227	$(18,131,321)	$5,905,583

For the Three and Six Months Ended June 30, 2021
Balance as of December 31, 2020	10,366,346	$1,038	1,867,681,876	$186,768	138,468,716,631	$13,846,871	$–	$(16)	$(14,036,293)	$(1,632)
Other comprehensive loss, net	–	–	–	–	–	–	–	(7)	–	(7)
Net income for the period	–	–	–	–	–	–	–	–	4,758	4,758
Balance as of March 31, 2021	10,366,346	1,038	1,867,681,876	186,768	138,468,716,631	13,846,871	–	(23)	(14,031,535)	3,119
Other comprehensive loss, net	–	–	–	–	–	–	–	(8)	–	(8)
Net income for the period	–	–	–	–	–	–	–	–	27,477	27,477
Balance as of June 30, 2021	10,366,346	$1,038	1,867,681,876	$186,768	138,468,716,631	$13,846,871	$–	$(31)	$(14,004,058)	$30,588

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BONANZA GOLDFIELDS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021

Cash flows from operating activities:
Net (loss) income	$(1,973,954)	$32,235
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization of intangible assets	24,535	–
Digital assets received as revenue	(1,069,272)	–
Impairment loss of digital assets	4,049	–
Loss on disposal of digital assets	18,566	–
Cost of inventories (non-cash)	802,500	–

Change in operating assets and liabilities:
Accounts and notes receivable	–	(36,013)
Digital assets	513,431	–
Prepaid expenses and other current assets	(90,505)	–
Accrued liabilities and other payable	139,983	22,291
Accrued consulting and service fee	1,439,535	–
Income tax payable	(3,823)	–
Net cash (used in) provided by operating activities	(194,955)	18,513

Cash flows from investing activity:
Purchase of intangible assets	(1,886)	–
Net cash used in investing activity	(1,886)	–

Cash flows from financing activity:
Advance from (repayment of) related parties	194,163	(193)
Net cash provided by (used in) financing activity	194,163	(193)

Effect of exchange rate on cash and cash equivalents	40	(13)
Net change in cash and cash equivalents	(2,638)	18,307
Cash and cash equivalents at beginning of the period	28,124	1,360
Cash and cash equivalents at end of the period	$25,486	$19,667

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       ORGANIZATION AND BUSINESS BACKGROUND

Bonanza Goldfields Corp. was incorporated in the State of Nevada on March 6, 2008. The Company and its subsidiaries are hereinafter referred to as (the “Company”).

Currently, the Company is principally engaged in the sale and distribution of media and entertainment products in its online platform, as well as the provision of financing, business development solutions & related professional services in Hong Kong.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/paid up share capital	Effective interest held

Marvion Holdings Limited	British Virgin Islands	Investment holding	50,000 ordinary shares at par value of US$1 each	100%

Marvion Private Limited	Singapore	Corporate management and IT development in Singapore	1,000 ordinary shares for S$1,000	100%

Marvion Group Limited	British Virgin Islands	Procurement of media and entertainment in Singapore	50,000 ordinary shares at par value of US$1 each	100%

Marvion (Hong Kong) Limited	Hong Kong	Corporate management in Hong Kong	1,000 ordinary shares for HK$1,000	100%

Typerwise Limited	Hong Kong	Provision of financing, business development solutions & related professional services	10,000 ordinary shares for HK$10,000	100%

Marvel Multi-dimensions Limited	Hong Kong	Provision of research & development, IT and consulting services and treasury management for the Group	10,000 ordinary shares for HK$10,000	100%

BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022, and the Company’s Amendment No. 7 to the Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 9, 2022.

Use of estimates and assumptions

In preparing these unaudited condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates in the period include the impairment loss on digital assets, valuation and useful lives of intangible assets and deferred tax valuation allowance.

Basis of consolidation

The unaudited condensed consolidated financial statements include the accounts of BONZ and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

Segment reporting

Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in unaudited condensed consolidated financial statements. Currently, the Company operates in two reportable operating segments in Hong Kong and Singapore.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Digital assets

The Company’s digital assets represent the cryptocurrencies, including Binance USD, Tether, Binance Coin, Ethereum, OKB Token and OEC Token. The Company accounts for its digital assets in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 350, “General Intangibles Other Than Goodwill” (“ASC 350”). ASC 350 requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Accordingly, if the fair market value at any point during the reporting period is lower than the carrying value an impairment loss equal to the difference will be recognized as “Impairment loss of digital assets” in the unaudited condensed consolidated statement of operations. If the fair market value at any point during the reporting period is higher than the carrying value the basis of the digital assets will not be adjusted to account for this increase. Gains on digital assets, if any, will be recognized upon sale or disposal of the assets.

The Company’s cryptocurrencies are deemed to have an indefinite useful life; therefore amounts are not amortized, but rather are assessed for impairment.

Inventories

Inventory consists of adaptation rights products, which are stated at the lower of cost (first-in, first-out method) or net realizable value. Management regularly reviews inventory on an item-by-item basis and provides an inventory allowance based on excess or obsolete inventory determined primarily by anticipated future demand for our products. Inventory allowance is measured as the difference between the cost of the inventory and market value, based on assumptions about future demand that are inherently difficult to assess. As of June 30, 2022 and December 31, 2021, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

Intangible asset

Intangible assets consist of licensed media content, trademarks and trade name. The intangible assets are amortized following the patterns in which the economic benefits are consumed or straight-line over the estimated useful life. The Company periodically reviews the estimated useful lives of these intangible assets and reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will be equal to the excess of the carrying value over the fair value of the asset. There was no impairment of intangible assets identified for the six months ended June 30, 2022 and 2021.

Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the periods presented.

BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenue recognition

The Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) using the full retrospective transition method. The Company's adoption of ASU 2014-09 did not have a material impact on the amount and timing of revenue recognized in its unaudited condensed consolidated financial statements.

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

Media & Entertainment Business

Sale of licensed IP right and media products:

The sale and distribution of the licensed IP right and media content such as images, video, episode and films, in crypto and fiat currency transaction is the only performance obligation under the fixed-fee arrangement. These IP right and media content are individually monetized as non-interchangeable unit of data stored on a blockchain, a form of digital ledger that can be, in the form of a token on the online platform. The revenue is recognized for each sale when the designated content token is transferred to the end user.

Transaction fee income:

The Company also generates revenue through transaction fees transacted on its platform or other marketplaces. The Company charges a fee to individual customer at the secondary transaction level, which is allocated to the single performance obligation. The transaction fee is collected from the customer in digital assets, with revenue measured based on a certain percentage of the value of digital assets at the time the transaction is executed.

The Company’s service is comprised of a single performance obligation to provide a platform facilitating the transfer of its DOTs. The Company considers its performance obligation satisfied, and recognizes revenue, at the point in time the transaction is processed.

BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The transaction consideration the Company receives, if any, is noncash consideration, which the Company measures at fair value on the date received, at which time revenue is recognized. Fair value of the digital asset award received is determined using the average U.S. dollar spot rate of the related digital currency at the time of receipt.

Expenses associated with operating the media & entertainment business, such as token minting cost and licensed IP right cost are also recorded as cost of revenues. Amortization on licensed media content is also recorded as a component of cost of revenues.

During the six months ended June 30, 2022 and 2021, the following table shows non-cash transactions by digital assets:

	For the Six Months Ended June 30,
	2022	2021
Revenue earned and received by digital assets	$1,069,272	$–
Cost of revenue paid by digital assets	(265)	–
Expense paid by digital assets	$(513,166)	$–

Consulting Business

Consulting service income:

Revenue is earned from the rendering of marketing and strategic advisory services to the customers. The Company recognizes services revenue over the period in which such services are performed under fixed price contracts.

Income taxes

The Company adopted the ASC 740 “Income tax” provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the unaudited condensed consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the unaudited condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the six months ended June 30, 2022 and 2021.

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

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying unaudited condensed consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and Singapore, and maintains its books and record in its local currencies, Hong Kong Dollars (“HKD”) and Singapore Dollars (“SGD”) respectively, which are their respective functional currencies, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in shareholders’ equity.

Translation of amounts from HKD and SGD into US$ has been made at the following exchange rates for the period ended June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Period-end HKD:US$ exchange rate	0.1274	0.1288
Period average HKD:US$ exchange rate	0.1278	0.1288
Period-end SGD:US$ exchange rate	0.7189	0.7437
Period average SGD:US$ exchange rate	0.7328	0.7506

BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying unaudited condensed consolidated statements of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

The unaudited condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s unaudited condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, prepaid expenses and other current assets, accrued liabilities and other payable, accrued consulting service fee, amounts due to related parties and income tax payable approximate their fair values because of the short maturity of these instruments.

BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

3.       GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has generated a recurring loss of $1,973,954 during the six months ended June 30, 2022 and incurred the accumulated deficit of $18,131,321 as of June 30, 2022. Expenses are expected to increase in the forthcoming year and cash flows of the Company may not be able to sustain the expansion required.

The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its major shareholders. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.       REVENUE FROM CONTRACTS WITH CUSTOMERS

The table below presents our revenues by revenue source.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Consulting service income	$–	$96,283	$24,759	$188,211
Media and entertainment income:
Sale of licensed IP right and media products	963,084	–	1,046,029	–
Transaction fee income	23,243	–	23,243	–
Total revenues	$986,327	$96,283	$1,094,031	$188,211

The table below presents our revenues by geographic areas in which our customers were located.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Hong Kong	$–	$96,283	$24,759	$188,211
Rest of the World	986,327	–	1,069,272	–
Total revenues	$986,327	$96,283	$1,094,031	$188,211

5.       BUSINESS SEGMENT INFORMATION

Currently, the Company has two reportable business segments:

(i)	Media & Entertainment Segment, which mainly operates an online platform to sell and distribute the licensed IP right and media products to end-users; and
(ii)	Business Consulting Segment, which mainly provides financing, business development solutions and related professional services to the customers.

BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the following tables, revenue is disaggregated by primary major product line, and timing of revenue recognition. The tables also include a reconciliation of the disaggregated revenue with the reportable segments.

	Media & Entertainment Segment	Business Consulting Segment	Total
For the Three Months Ended June 30, 2022
Revenue from external customers:
Media and entertainment income	$986,327	$–	$986,327
Consulting service income	–	–	–
Total revenues	986,327	–	986,327
Cost of revenues:
Media and entertainment income	(811,562)	–	(811,562)
Amortization on licensed media content	(11,918)	–	(11,918)
Consulting service income	–	–	–
Total cost of revenues	(823,480)	–	(823,480)
Gross profit	162,847	–	162,847
Operating expenses:
Technology and development expenses	(101,162)	–	(101,162)
Sales and marketing expenses	(116,800)	(5,710)	(122,510)
Corporate development expenses	(72,870)	–	(72,870)
General and administrative expenses	(812,312)	(2,345)	(814,657)
Impairment loss of digital assets	(2,803)	–	(2,803)
Total operating expenses	(1,105,947)	(8,055)	(1,114,002)
Segment loss	$(943,100)	$(8,055)	$(951,155)

For the Three Months Ended June 30, 2021
Revenue from external customers:
Media and entertainment income	$–	$–	$–
Consulting service income	–	96,283	96,283
Total revenues	–	96,283	96,283
Cost of revenues:
Sale of licensed media products	–	–	–
Consulting service income	–	(25,102)	(25,102)
Total cost of revenues	–	(25,102)	(25,102)
Gross profit	–	71,181	71,181
Operating expenses:
General and administrative expenses	–	(43,704)	(43,704)
Total operating expenses	–	(43,704)	(43,704)
Segment income	$–	$27,477	$27,477

BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Media & Entertainment Segment	Business Consulting Segment	Total
For the Six Months Ended June 30, 2022
Revenue from external customers:
Media and entertainment income	$1,069,272	$–	$1,069,272
Consulting service income	–	24,759	24,759
Total revenues	1,069,272	24,759	1,094,031
Cost of revenues:
Media and entertainment income	(811,574)	–	(811,574)
Amortization on licensed media content	(24,060)	–	(24,060)
Consulting service income	–	(25,558)	(25,558)
Total cost of revenues	(835,634)	(25,558)	(861,192)
Gross profit (loss)	233,638	(799)	232,839
Operating expenses:
Technology and development expenses	(607,092)	–	(607,092)
Sales and marketing expenses	(175,063)	(14,313)	(189,376)
Corporate development expenses	(132,870)	–	(132,870)
General and administrative expenses	(1,256,312)	(2,351)	(1,258,663)
Impairment loss of digital assets	(4,049)	–	(4,049)
Total operating expenses	(2,175,386)	(16,664)	(2,192,050)
Segment loss	$(1,941,748)	$(17,463)	$(1,959,211)

For the Six Months Ended June 30, 2021
Revenue from external customers:
Media and entertainment income	$–	$–	$–
Consulting service income	–	188,211	188,211
Total revenues	–	188,211	188,211
Cost of revenues:
Sale of licensed media products	–	–	–
Consulting service income	–	(68,934)	(68,934)
Total cost of revenues	–	(68,934)	(68,934)
Gross profit	–	119,277	119,277
Operating expenses:
General and administrative expenses	–	(87,077)	(87,077)
Total operating expenses	–	(87,077)	(87,077)
Segment income	$–	$32,200	$32,200

BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Media & Entertainment Segment	Business Consulting Segment	Total
As of June 30, 2022
Intangible assets	$151,107	$–	$151,107
Identifiable assets	$9,951,184	$10,530	$9,961,714

As of December 31, 2021
Intangible assets	$153,656	$–	$153,656
Identifiable assets	$115,608	$28,124	$143,732

6.       DIGITAL ASSETS

The following table summarizes the change in carrying value of Company’s digital assets for the period indicated:

	For the Six Months Ended June 30,
	2022	2021
Digital assets at beginning of the period	$98,862	$–
Received as revenue	1,069,272	–
Paid as expense	(513,431)	–
Impairment loss of digital assets	(4,049)	–
Loss on disposal of digital assets	(18,566)	–
Digital assets at end of the period	$632,088	$–

The following table summarizes the Company’s digital asset holdings as of:

	As of June 30, 2022	As of December 31, 2021
Binance USD (“BUSD”)	$622,890	$–
Tether (“USDT”)	340	340
Binance Coin (“BNB”)	7,793	94,848
Ethereum (“ETH”)	1,063	3,669
Others	2	5
Total digital assets	$632,088	$98,862

BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.       INTANGIBLE ASSETS

As of June 30, 2022 and December 31, 2021, intangible assets consisted of the following:

	Estimated Useful Life	As of June 30, 2022	As of December 31, 2021
At cost:
Licensed media content	3 years	$141,623	$146,010
Trademarks and trade name	10 years	9,484	7,646
Intangible assets, at cost		151,107	153,656
Less: accumulated amortization		(35,991)	(12,279)
Intangible assets, net		$115,116	$141,377

Amortization expense of intangible assets was $12,155 and $0 for the three months ended June 30, 2022 and 2021, respectively, and $24,535 and $0 for the six months ended June 30, 2022 and 2021, respectively. Amortization of licensed media content was primarily in “Cost of revenues” in the Condensed Consolidation Statements of Operations and Comprehensive (Loss) Income.

The following table outlines the estimated aggregate amortization expense related to intangible assets held as of June 30, 2022, for each of the five succeeding fiscal years:

Year ending December 31,
2022 (excluding the six months ended June 30, 2022)	$24,078
2023	48,156
2024	36,354
2025	948
2026	948
Thereafter	4,632
Total	$115,116

BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.       ACCRUED CONSULTING AND SERVICE FEE

For the six months ended June 30, 2022, the Company agreed to compensate certain business or professional services providers, which rendered IT development service, sale and marketing service, corporate development service and administrative service. These consulting and service fees totaled $1,439,535 and was agreed to be settled in lieu of the common stock of the Company, of which the number of shares to be issued are to be determined at a later date.

For the six months ended June 30, 2021, no such accrued consulting and service fee were incurred.

9.       AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary advances from the Company’s directors and companies which are controlled by a director of the Company for working capital purpose, which were unsecured, interest-free and had no fixed terms of repayments. The related parties balance was $472,214 and $283,636 as of June 30, 2022 and December 31, 2021, respectively.

10.       STOCKHOLDERS’ EQUITY (DEFICIT)

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

As of June 30, 2022 and December 31, 2021, the Company had 10,000,000 shares of Series A Preferred Stock issued and outstanding.

As of June 30, 2022 and December 31, 2021, the Company had 366,345 shares of Series B Preferred Stock issued and outstanding.

As of June 30, 2022 and December 31, 2021, the Company had 1 share of Series C Preferred Stock issued and outstanding.

Common stock

The Company’s authorized shares were 1,970,000,000 shares of common stock, with a par value of $0.0001.

As of June 30, 2022 and December 31, 2021, the Company had 1,867,681,876 shares of common stock issued and outstanding.

BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Common stock to be issued

On April 14, 2022, the Company, through its subsidiary, Marvion Private Limited, entered into an Intellectual Property Sale and Purchase Agreement (the “EA SPA”) with Euro Amazing Limited, a limited liability company organized under the laws of Hong Kong, pursuant to which the Company agreed to acquire a perpetual worldwide license for ten (10) categories of adaptation rights to twenty (20) movies in the consideration of 2,325,581,395 shares of our common stock, at a valuation of $0.0043 per share, equivalent to total consideration price of $10,000,000. This perpetual worldwide license for adaptation rights is treated as inventories and will be recorded as cost when the performance obligation is satisfied to recognize the revenue.

On May 23, 2022, Marvion Private Limited and Euro Amazing Limited signed an addendum and agreed to replace certain movies in the EA SPA with other movies. As of June 30, 2022, the increase in authorized capital of the Company has not yet been approved by FINRA. Accordingly, the share issuance transaction has not yet consummated.

As of June 30, 2022 and December 31, 2021, the Company had 140,794,298,026 and 138,468,716,631 shares of its common stock committed to be issued but pending to be consummated, respectively.

11.       NET (LOSS) INCOME PER SHARE

As the Company has net losses for the three months and six months ended June 30, 2022, all potential common shares were deemed to be anti-dilutive. The following table sets forth the computation of the basic and diluted net (loss) income per share (in dollars, except share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income attributable to common stockholders	$(943,987)	$27,477	$(1,973,954)	$32,235

Weighted average common shares outstanding:
Basic	1,867,681,876	1,217,764,822	1,867,681,876	1,217,764,822
Diluted	1,867,681,876	139,686,481,453	1,867,681,876	139,686,481,453

Net (loss) income per share:
Basic (1)	$(0.00)	$0.00	$(0.00)	$0.00
Diluted (1)	$(0.00)	$0.00	$(0.00)	$0.00

(1)	Less than $0.001

BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the computation of weighted average common shares outstanding is derived after having taken into account of common stock that is committed but yet to be issued as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average common shares outstanding – Basic and Diluted	1,867,681,876	1,217,764,822	1,867,681,876	1,217,764,822
Common stock committed but yet to be issued (1)	140,794,298,026	138,468,716,631	140,794,298,026	138,468,716,631
Weighted average common shares outstanding under if-converted method for Basic and Diluted	142,661,979,902	139,686,481,453	142,661,979,902	139,686,481,453

(1)	The common stock committed but yet to be issued has been excluded from the computation of the diluted net loss per common stock for the three months and six months ended June 30, 2022, because including them would have been anti-dilutive.

12.       INCOME TAX

For the six months ended June 30, 2022 and 2021, the local (“United States of America”) and foreign tax regime incurred (loss) income before income taxes, which comprised of the following:

	For the Six Months Ended June 30,
	2022	2021
Tax jurisdiction from:
- Local	$(221,059)	$–
- Foreign, including
British Virgin Islands	(23,208)	–
Singapore	(1,702,904)	–
Hong Kong	(30,606)	32,235
(Loss) income before income taxes	$(1,977,777)	$32,235

BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The provision for income taxes consisted of the following:

	For the Six Months Ended June 30,
	2022	2021
Current:
- Local	$–	$–
- Foreign	3,823	–

Deferred:
- Local	–	–
- Foreign	–	–
Income tax credit (expense)	$3,823	$–

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

For the six months ended June 30, 2022 and 2021, there were no operating income.

BVI

Under the current BVI law, the Company is not subject to tax on income.

BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Singapore

The Company’s subsidiary registered in the Republic of Singapore is subject to the tax laws of Singapore. A subsidiary incorporated in BVI is registered as a branch in Singapore for operating purpose and is also subject to tax in the Republic of Singapore.

	For the Six Months Ended June 30,
	2022	2021
Loss before income taxes	$1,702,904	$–
Statutory income tax rate	17%	17%
Income tax benefit at statutory rate	289,494	–
Tax effect of disallowable items	(4,105)
Net operating loss not recognized as deferred tax	(285,389)	–
Income tax expense	$–	$–

Hong Kong

The Company’s subsidiaries operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current period, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2022 and 2021 is as follows:

	For the Six Months Ended June 30,
	2022	2021
(Loss) income before income taxes	$(30,606)	$32,235
Statutory income tax rate	16.5%	16.5%
Income tax (benefit) expense at statutory rate	(5,050)	5,319
Tax holiday	–	(5,365)
Tax effect of non-deductible and non-taxable items	117	46
Tax over-provision	3,823	–
Net operating loss not recognized as deferred tax	4,933	–
Income tax credit	$3,823	$–

BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the significant components of the deferred tax assets of the Company as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022	As of December 31, 2021
Deferred tax assets:
NOL – US tax regime	$163,229	$116,807
NOL – British Virgin Islands regime	–	–
NOL – Hong Kong tax regime	4,933	–
NOL – Singapore tax regime	554,085	270,131
	722,247	386,938
Less: valuation allowance	(722,247)	(386,938)
Deferred tax assets, net	$–	$–

As of June 30, 2022, the operations in the United States of America incurred $777,283 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $163,229 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

As of June 30, 2022, the operations in Singapore incurred $3,259,324 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards under Singapore tax regime. the Company has provided for a full valuation allowance against the deferred tax assets of $554,085 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

As of June 30, 2022, the operations in Hong Kong incurred $29,894 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards under Hong Kong tax regime. the Company has provided for a full valuation allowance against the deferred tax assets of $4,933 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company filed income tax returns in the United States federal tax jurisdiction and several state tax jurisdictions. Since the Company is in a loss carryforward position, it is generally subject to examination by federal and state tax authorities for all tax years in which a loss carryforward is available.

BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.       RELATED PARTY TRANSACTIONS

From time to time, the Company’s directors and companies which are controlled by a director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and have no fixed terms of repayment.

During the three months ended June 30, 2022 and 2021, the Company paid the aggregate amount of $74,932 and $25,102 as consultancy fees to its director, respectively. During the six months ended June 30, 2022 and 2021, the Company paid the aggregate amount of $175,558 and $68,934 as consultancy fees to its director, respectively.

During the three months ended June 30, 2022 and 2021, the Company paid the aggregate amount of $30,000 and $39,278 as compensation to its directors, respectively. During the six months ended June 30, 2022 and 2021, the Company paid the aggregate amount of $60,000 and $79,076 as compensation to its directors, respectively.

On April 1, the Company entered into a Service Agreement with a company controlled by its director, which agreed to provide staffing and back-office services to the Company until the arrangement is terminated by the parties. During the six months ended June 30, 2022, the Company paid the related management service fee of $443,487. The foregoing description of the Services Agreement is qualified in its entirety by reference to such agreement which is filed as Exhibits 10.6 to this quarterly report on Form 10-Q and incorporated herein by reference.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

14.       CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three and six months ended June 30, 2022, there was no single customer who accounted for 10% or more of the Company’s revenues.

For the three and six months ended June 30, 2021, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances are presented as follows:

	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021		As of June 30, 2021
Customer	Revenues	Percentage of revenues	Revenues	Percentage of revenues	Accounts receivable
Customer A	$50,216	52%	$100,494	53%	$25,113
Customer B	46,067	48%	87,717	47%	–
	$96,283	100%	$188,211	100%	$25,113

BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(b)	Economic and political risk

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

(d)	Market price risk of crypto (“digital”) assets

The Company generated certain level of its revenue from the sale and distribution of licensed media token products on its platform by the means of crypto assets by the customers, while revenue from these products have not been significant to date, most of this revenue will also fluctuate based on the price of crypto assets. Accordingly, crypto asset price risk could adversely affect its operating results. In particular, the future profitability may depend upon the market price of BNB, ETH, as well as other crypto assets. Crypto asset prices, along with the operating results, have fluctuated significantly from quarter to quarter. There is no assurance that crypto asset prices will reflect historical trends. A decline in the market price of BTC, ETH and Other crypto assets could have a material and adverse effect on our earnings, the carrying value of the crypto assets, and the future cash flows. This may also affect the liquidity and the ability to meet our ongoing obligations. As of June 30, 2022, the Company recorded an impairment charge on the crypto assets held when crypto asset prices decrease below their carrying value of these crypto assets.

(e)	Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company’s policy is to ensure that it has sufficient cash to meet its liabilities when they become due, under both normal and stressed conditions, without incurring unacceptable losses or risking damage to the Company’s reputation. A key risk in managing liquidity is the degree of uncertainty in the cash flow projections. If future cash flows are fairly uncertain, the liquidity risk increases.

BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.       COMMITMENTS AND CONTINGENCIES

Commitments

As of June 30, 2022, the Company is committed to the below contractual agreement.

Leases

As of June 30, 2022, the Company had a virtual office service agreement for its corporate office. The lease contains the renewal option and will expire on 24 September 2022.

Other contractual commitments

•	Williamsburg Venture Holdings, LLC

On April 1, 2022, the Company entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC (“Investor”), a Nevada limited liability company, pursuant to which the Investor agreed to invest up to Twenty Million Dollars ($20,000,000) in the Company’s common stock in accordance with the terms and conditions stated within the Equity Purchase Agreement dated April 1, 2022, and no later than February 24, 2025, by and between the Company and the Investor (the “Equity Purchase Agreement”). During the term, the Company shall be entitled to put to the Investor, and the Investor shall be obligated to purchase, such number of shares of the Company’s common stock and at such price as are determined in accordance with the Equity Purchase Agreement. The per share purchase price for the Williamsburg Put Shares will be equal to 88% of the lowest traded price of the Common Stock on the principal market during the five (5) consecutive trading days immediately preceding the date which Williamsburg received the Williamsburg Put Shares as DWAC Shares in its brokerage account (as reported by Bloomberg Finance L.P., Quotestream, or other reputable source). In connection with the Equity Purchase Agreement, both parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register with the SEC the common stock issuable under the Equity Purchase Agreement, among other securities. As of June 30, 2022, the remaining balance for Equity Purchase from the Investor was $20,000,000.

•	Euro Amazing Limited

On April 14, 2022, the Company, through its subsidiary, Marvion Private Limited, entered into an Intellectual Property Sale and Purchase Agreement (the “EA SPA”) with Euro Amazing Limited, a limited liability company organized under the laws of Hong Kong, pursuant to which the Company agreed to acquire a perpetual worldwide license for ten (10) categories of adaptation rights to twenty (20) movies in consideration of 2,325,581,395 shares of our common stock, at a valuation of $0.0043 per share, or total consideration price of $10,000,000. On May 23, 2022, Marvion Private Limited and Euro Amazing Limited signed an addendum and agreed to replace certain movies in the EA SPA with other movies. As of June 30, 2022, the increase in authorized capital of the Company has not yet been approved by FINRA, therefore the share issuance transaction has not yet consummated.

16.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2022, up through the date the Company issued the unaudited condensed consolidated financial statements. The Company had no material recognizable subsequent events since June 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in the report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors. See “Cautionary Note Concerning Forward-Looking Statements” on page 10.

Unless otherwise noted, all currency figures quoted as “U.S. dollars”, “dollars” or “$” refer to the legal currency of the United States. Throughout this report, assets and liabilities of the Company’s subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income (loss) within the unaudited condensed consolidated statements of changes in stockholders’ (deficit) equity.

Unless indicated otherwise, throughout this Quarterly Report on Form 10-Q, we refer to Bonanza Goldfields Corp. and its consolidated subsidiaries, as “BONZ,” “we,” “us” and “our.”

Numerical information in this report is presented on a rounded basis using actual amounts. Minor differences in totals and percentage calculations may exist due to rounding.

Description of Business

We are a Nevada holding company that through its subsidiaries are engaged in the media and entertainment creation and distribution business. Through the use of Web3 technologies (including blockchain and metaverse technologies), we seek to provide end-to-end one-stop solution for filmmakers, content creators, production houses, distributors, and consumers. Our mission is to lead the revolution and set the standards for responsible application of Web3 technologies, including our proprietary Digital Ownership Token (“DOT”).

The traditional process of purchasing media content is a tedious process typically involving 4-5 months of manual effort through middlemen. We believe that our technology, including our DOT, will enable us to simplify the process of digital asset management, digital rights management, and metadata management, and to allow prospective buyers such as distributors and sales agents to discover media content they want in a faster manner, thus reducing the time on sourcing process and the number of middlemen needed.

Each DOT represents legally binding ownership over (1) assets, tangible or intangible, (2) intellectual property, copyright or other licenses, or (3) the specific legal rights described therein. Each DOT will have legally binding ownership documentation embedded in the metadata of the token and such metadata will be secured on a reliable blockchain. Separately, each DOT will mint on the blockchain with smart contracts that will facilitate trust-less settlement of sale and purchase transactions, including payments of fees and commissions (if any). As our DOTs are powered by smart contracts, buyers of the DOTs will be able to confirm the ownership and/or licensing rights of the digital assets from the legal documents minted into the DOT. These are the gold standards we observe in an attempt to take the lead on the narrative regarding how blockchain technology should be responsibly adopted and implemented in the real world to improve our daily lives.

On the consumption level, we allow fans and consumers to have an end-to-end immersive experiences when they purchase the DOTs of our media and entertainment content. They are able to get real-world experiential perks such as red carpet access, exclusive premier, chance to meet the stars and even have a say over the different production elements (e.g. choosing the ending of a film). This brings fans closer to the celebrities and production that they support, bridging the digital experiences with real-life experiences.

We are also building our Metaverse to allow fans and consumers to enjoy the content on the Metaverse. Currently, most streaming contents are too one-way oriented and viewers are unable to interact with one another in an immersive fashion. Our Metaverse will allow fans and consumers to enjoy media and entertainment content with an immersive, social, interactive, personalized experience by bringing in characteristics of the real world.

Apart from media and entertainment purposes, we also intend to transform our Metaverse to eventually become a second home and even a second work place with an economy that can encourage the establishment of businesses and provide jobs to its residents. Our vision is to see a healthy population of residents work and play in our Metaverse.

At present, we see three core pillars of revenue generating operations in our business:

Current Revenue Generating Operation

We currently derive revenue from the sale of DOTs on our MetaStudio [https://www.marvion.media/], which is operated through our subsidiary, Marvion Group Limited. The revenue generated from sales of DOTs has superseded the revenue generated by Typerwise Limited, and accordingly, we no longer consider Typerwise’s business a significant part of business. Our DOTs is a part of our IP Remake Licence initiative, whereby consumers are able to purchase DOTs on our MetaStudio [https://www.marvion.media/] with the licence to remake movies sequels, series, digital games etc. For the six months ended June 30, 2022, we generated $1,069,272 of revenues from this business segment. We intend to continue to focus on growing this business segment over the next 12 months. In this respect, we hope to become the largest global marketplace for such licenses thereby providing easy access for professionals and amateurs to exploit existing intellectual property.

Revenue Generating Operation in the Near Future (Next 12 Months)

Over the next 12 months, we intend to encourage quality content creation all over the world by providing a diverse and innovative platform for creators to generate revenue through the use of DOTs, our Metaverse and other Web3 technologies. We believe that our platform will provide revenue generating opportunities, including through the sale of DOT embedded with memberships in comics club, movie club, and other similar societies. In addition, DOTs represent a new unique way in live experiences and access to limited edition collectibles.

We will also be providing Web5 as a Service (“5aaS”) to all existing participants in the media and entertainment industry to facilitate their transition to Web5.

Revenue Generating Operation in the Farther Future (Beyond the Next 12 Months)

In the future, we hope to explore opportunities in the Metaverse. We believe that the demand for commercial and residential properties in our Metaverse in the form of purchase and lease will be high.

We strongly believe that environmental, social and governance (“ESG”) issues form an important part of our business. For example, with respect to the environment and sustainability, we intend to choose the most carbon friendly blockchain that is suitable for our business needs. As our business matures, we intend to adopt internal policies and criteria that will enable us to provide better disclosure about our performance with respect to ESG issues.

In achieving our business objectives, we rely on third party blockchain platforms to complete our services. Because we are dependent on third party providers to support certain aspects of our business activities, any interruptions in services by these third parties may impair our ability to service our clients. Please see “Risk Factors- We rely on third-party service providers and partners for certain aspects of our operations, and any interruptions in services provided by these third parties may impair our ability to support our users.” set forth in the Form 10. Our solutions, however, are blockchain independent in that we do not rely specific on a single blockchain provider to complete our service solutions but may switch our media to different blockchain services on an as needed basis. We currently have no plans to develop or maintain our own blockchain and intend to focus on providing business solutions.

Other Events

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

On April 14, 2022, the Company, through its subsidiary, Marvion Private Limited, entered into an Intellectual Property Sale and Purchase Agreement (the “EA SPA”) with Euro Amazing Limited, a limited liability company organized under the laws of Hong Kong, pursuant to which the Company agreed to acquire a perpetual worldwide license for ten (10) categories of adaptation rights to twenty (20) movies in consideration of 2,325,581,395 shares of our common stock, at a valuation of $0.0043 per share, equivalent to total consideration price of $10,000,000. On May 23, 2022, Marvion Private Limited and Euro Amazing Limited signed an addendum and agreed to replace certain movies in the EA SPA with other movies.

Our corporate organization chart is below:-

Results of Operations

During the six months ended June 30, 2022 and 2021, our strategic business and management advisory services segment generated revenue of $24,759 and $188,211, respectively, and our sale and distribution of the licensed IP right and media content products embedded with DOT solution business segment generated revenue of $1,069,272 and $0, respectively. The Company accepts payment for services in the form of select and liquid digital assets, but does not hold digital assets as an investment. Such digital assets should be converted into fiat currency or stable digital currency after receipt, subject to the factors include but not limited to currency fluctuations, government policies, exchange control regulations, and general economic market condition.

We are a development stage company and reported a (net loss) and net income of $(1,973,954) and $32,235 for the six months ended June 30, 2022 and 2021, respectively. We had current assets of $9,961,714 and current liabilities of $4,171,247 as of June 30, 2022. As of December 31, 2021, our current assets were $143,732 and current liabilities were $2,407,792.

We have prepared our unaudited condensed consolidated financial statements for the six months ended June 30, 2022 and 2021 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

Three Months Ended June 30, 2022 compared to Three Months Ended June 30, 2021

The following table sets forth selected financial information from our statements of comprehensive income for the three months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,
	2022	2021
Revenues:
Media & entertainment segment	$986,327	$–
Consulting business segment	–	96,283
Total revenues	986,327	96,283
Cost of revenues:
Media & entertainment segment	(823,480)	–
Consulting business segment	–	(25,102)
Total cost of revenues:	(823,480)	(25,102)
Gross profit	162,847	71,181
Operating expenses:
Technology and development expenses	(101,162)	–
Sales and marketing expenses	(122,510)	–
Corporate development expenses	(72,870)	–
General and administrative expenses	(814,657)	(43,704)
Impairment loss of digital assets	(2,803)	–
Total operating expenses	(1,114,002)	(43,704)
(Loss) income from operations	(951,155)	27,477
Other income, net	3,345	–
(Loss) income before income taxes	(947,810)	27,477
Income tax credit	3,823	–
Net (loss) income	$(943,987)	$27,477

Revenues

During the three months ended June 30, 2022, there was no customer accounted for 10% or more of our total net revenues.

During the three months ended June 30, 2021, the following customers accounted for 10% or more of our total net revenues.

	For the Three Months Ended June 30, 2021			As of June 30, 2021
Customer	Revenue	Percentage of revenue		Accounts receivable
Axiom Global HK Limited	$46,067	48%		$–
Video Commerce Group Limited	50,216	52%		25,113
Total:	$96,283	100%	Total:	$25,113

For the three months ended June 30, 2022, our revenue from media and entertainment segment increased by $986,327, The increase was primarily due to an increase in revenue of $963,000 from our first movie remake license Digital Ownership Tokens which released in late June 2022.

Cost of Revenues

Cost of revenues of approximately $823,480 for the three months ended June 30, 2022, which consisted primarily of the cost of intellectual property licenses and amortization on licensed media content. The amortization cost incurred in relation to the licensed media content of Forensic Psychologist was approximately $11,918. Cost of revenues increased by approximately $798,378 from $25,102 in the same period of 2021 which was mainly due to the increase in sales of our first movie remake license Digital Ownership Tokens.

Technology and Development Expenses

Technology and development expenses for the three months ended June 30, 2022 increased by $101,162 and is primarily attributable to improvement of ecommerce website and personnel-related expenses. No such expenses were incurred in the three months ended June 30, 2021.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended June 30, 2022 increased by $122,510 to 12% of total revenues and consisted of costs related to advertising and promotion, public relations and personnel-related expenses to promote our products through digital media channels, like Facebook, YouTube, Instagram and LinkedIn. No such expenses were incurred in the three months ended June 30, 2021.

Corporate Development Expenses

Corporate development expenses for the three months ended June 30, 2022 increased by $72,870 and is primarily attributable to personnel-related expenses in connection to services rendered in strategic development and directives of the Company, and building up a portfolio of business partners, industry participants and specialists. No such expenses were incurred in the three months ended June 30, 2021.

General and Administrative Expenses (“G&A”)

General and administrative expenses for the three months ended June 30, 2022 of $814,657 increased by $770,953 compared to the three months ended June 30, 2021. The increase was primarily due to increase in service cost and personnel-related expenses in connection with our general and administrative functions.

Six Months Ended June 30, 2022 compared to Six Months Ended June 30, 2021

The following table sets forth selected financial information from our statements of comprehensive income for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended June 30,
	2022	2021
Revenues:
Media & entertainment segment	$1,069,272	$–
Consulting business segment	24,759	188,211
Total revenues	1,094,031	188,211
Cost of revenues:
Media & entertainment segment	(835,634)	–
Consulting business segment	(25,558)	(68,934)
Total cost of revenues:	(861,192)	(68,934)
Gross profit	232,839	119,277
Operating expenses:
Technology and development expenses	(607,092)	–
Sales and marketing expenses	(189,376)	–
Corporate development expenses	(132,870)	–
General and administrative expenses	(1,258,663)	(87,077)
Impairment loss of digital assets	(4,049)	–
Total operating expenses	(2,192,050)	(87,077)
(Loss) income from operations	(1,959,211)	32,200
Other (expense) income, net	(18,566)	35
(Loss) income before income taxes	(1,977,777)	32,235
Income tax credit	3,823	–
Net (loss) income	$(1,973,954)	$32,235

Revenues

During the six months ended June 30, 2022, there was no customer accounted for 10% or more of our total net revenues.

During the six months ended June 30, 2021, the following customers accounted for 10% or more of our total net revenues.

	For the Six Months Ended June 30, 2021			As of June 30, 2021
Customer	Revenue	Percentage of revenue		Accounts receivable
Axiom Global HK Limited	$87,717	47%		$–
Video Commerce Group Limited	100,494	53%		25,113
Total:	$188,211	100%	Total:	$25,113

For the six months ended June 30, 2022, our revenue from media and entertainment segment increased by $1,069,272, The increase was primarily due to an increase in revenue of (i) $963,000 from our first movie remake license Digital Ownership Tokens which released in late June 2022, and (ii) $83,029 from our Forensic Psychologist Hybrid Digital Ownership Tokens.

Cost of Revenues

Cost of revenues of approximately $861,192 for the six months ended June 30, 2022 consisted primarily of the cost of intellectual property licenses and amortization on licensed media content. The amortization cost incurred in relation to the licensed media content of Forensic Psychologist was approximately $24,060. Cost of revenues increased by approximately $792,258 from $68,934 in the same period of 2021 which was mainly due to the increase in sales of our first movie remake license Digital Ownership Tokens. As a result of the termination of service prior to completion, a gross loss was incurred on the consulting business.

Technology and Development Expenses

Technology and development expenses for the six months ended June 30, 2022 increased by $607,092 and is primarily attributable to improvement of ecommerce website and personnel-related expenses. No such expenses were incurred in the six months ended June 30, 2021.

Sales and Marketing Expenses

Sales and marketing expenses for the six months ended June 30, 2022 increased by $189,376 to 17% of total revenues and consisted of costs related to advertising and promotion, public relations and personnel-related expenses to promote our products through digital media channels, like Facebook, YouTube, Instagram and LinkedIn. No such expenses were incurred in the six months ended June 30, 2021.

Corporate Development Expenses

Corporate development expenses for the six months ended June 30, 2022 increased by $132,870 and is primarily attributable to personnel-related expenses in connection to services rendered in strategic development and directives of the Company, and building up a portfolio of business partners, industry participants and specialists. No such expenses were incurred in the six months ended June 30, 2021.

General and Administrative Expenses (“G&A”)

General and administrative expenses for the six months ended June 30, 2022 of $1,258,663 increased by $1,171,586 compared to the six months ended June 30, 2021. The increase was primarily due to increase in service cost and personnel-related expenses in connection with our general and administrative functions.

Liquidity and Capital Resources

Working Capital

As of June 30, 2022, we had cash and cash equivalents of $25,486, digital assets of $632,088, inventories of $9,197,500, prepaid expenses and other current assets of $106,640.

As of December 31, 2021, we had cash and cash equivalents of $28,124, digital assets of $98,862, prepaid expenses and other current assets of $16,746.

As of June 30, 2022 and December 31, 2021, we had working capital of $5,790,467 and (working capital deficit) of ($2,264,060), respectively.

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

During the period, we did not pay dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

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

The following summarizes the key component of our cash flows for the six months ended June 30, 2022 and 2021.

	For the Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by operating activities	$(194,955)	$18,513
Net cash used in investing activity	(1,886)	–
Net cash provided by (used in) financing activity	194,163	(193)

Net Cash (Used In) Provided by Operating Activities

For the six months ended June 30, 2022, net cash used in operating activities was $194,955, which consisted primarily of a net loss of $1,973,954, an increase in digital assets of $513,431, an increase in accrued liabilities and other payables of $139,983 and an increase in accrued consulting and service fee of $1,439,535, offset by an increase in prepaid expenses and other current assets of $90,505 and a decrease in income tax payable of $3,823, adjusted for non-cash items such as amortization of $24,535, digital assets received as revenue of $1,069,272, impairment loss of digital assets of $4,049, loss on disposal of digital assets of $18,566 and inventories purchase in lieu of shares of $802,500.

For the six months ended June 30, 2021, net cash provided by operating activities was $18,513, which consisted primarily of a net income of $32,235 and an increase in accrued liabilities and other payables of $22,291, offset by an increase in accounts and notes receivable of $36,013.

Net Cash Used In Investing Activity

For the six months June 30, 2022, net cash used in investing activity was $1,886, which consisted of purchase of intangible assets.

No investing activity incurred for the six months ended June 30, 2021.

Net Cash Provided by (Used In) Financing Activity

For the six months ended June 30, 2022, net cash provided by financing activity was $194,163, which consisted of advance from related parties.

For the six months ended June 30, 2021, net cash used in financing activity was $193, which consisted of repayment of advance from to related parties.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of June 30, 2022:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Amounts due to related parties	$472,214	$472,214	$–	$–	$–
Tax obligation	1,264	1,264	–	–	–
Technology and development service obligation	400,000	400,000	–	–	–
Personnel-related obligations	3,111,953	3,111,953	–	–	–
Other contractual liabilities (1)	185,816	185,816	–	–	–
Total obligations	$4,171,247	$4,171,247	$–	$–	$–

 ____________________

(1) Includes all obligations included in “Accrued liabilities and other payable” in current liabilities in the “Condensed Consolidated Balance Sheets” that are contractually fixed as to timing and amount.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not changed since December 31, 2021. For a detailed description of the critical accounting policies and estimates of the Company, please refer to “Critical Accounting Policies and Estimates” included in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were effective as of June 30, 2022.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 14, 2022, the Company, through its subsidiary, Marvion Private Limited, entered into an Intellectual Property Sale and Purchase Agreement (the “EA SPA”) with Euro Amazing Limited, a limited liability company organized under the laws of Hong Kong, pursuant to which the Company agreed to acquire a perpetual worldwide license for ten (10) categories of adaptation rights to twenty (20) movies in consideration of 2,325,581,395 shares of our common stock, at a valuation of $0.0043 per share, equivalent to total consideration price of $10,000,000. On May 23, 2022, Marvion Private Limited and Euro Amazing Limited signed an addendum and agreed to replace certain movies in the EA SPA with other movies.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

The information set forth in Item 2 above is incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation (1)
3.2	Amended and Restated Certificate of Designation, Preferences and Rights of Series B Preferred Stock*
3.3	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock (1)
4.2	Description of Securities (2)
10.1	Share Exchange Agreement Version 2021001 posted and available for public on 18 October, 2021 on http://www.marvion.media/ (1)
10.2	Confirmation dated October 18, 2021 by and among Lee Ying Chiu Herbert, So Han Meng Julian and Bonanza Goldfields Corp. (1)
10.3	Equity Purchase Agreement, dated April 1, 2022, by and between Bonanza Goldfields Corp. and Williamsburg Venture Holdings, LLC, a Nevada limited liability company (3)
10.4	Registration Rights Agreement, dated April 1, 2022, by and between Bonanza Goldfields Corp. and Williamsburg Venture Holdings, LLC, a Nevada limited liability company (3)
10.5	Intellectual Property Sale and Purchase Agreement, dated April 14, 2022, by and between Marvion Private Limited, a Singapore limited liability company, and Euro Amazing Limited, a Hong Kong limited liability company (4)
10.6	Services Agreement, dated April 1, 2022, by and between Marvion Group Limited and Marvel Digital Group Limited*
21	Subsidiaries as of 30 June, 2022*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

_______________________

*	Filed Herewith.

(1)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 26, 2021.
(2)	Incorporated by reference to Item 11 of Amendment No. 7 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 9, 2022.
(3)	Incorporated by reference to the Exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2022.
(4)	Incorporated by reference to the Exhibits to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BONANZA GOLDFIELDS CORP.

Date: August 11, 2022	By:	/s/ Tee Soo TAN
Name: Tee Soo TAN
Title: Chief Executive Officer

Date: August 11, 2022	By:	/s/ Man Chung CHAN
Name: Man Chung CHAN
Title: Chief Financial Officer

