Form 10-Q
period 2022-09-30
Bonanza Goldfields Corp.
filed 2022-10-28
CIK 1439264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            To

Commission File Number 000-53612

BONANZA GOLDFIELDS CORP.

(Exact name of registrant as specified in its charter)

Nevada	26-2723015
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

37/F, Singapore Land Tower, 50 Raffles Place, Singapore, 048623
(Address of principal executive offices and Zip Code)

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

As of October 25, 2022, the Company had outstanding 1,942,681,876 shares of common stock.

BONANZA GOLDFIELDS CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

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

References in this report to the “Company,” “BONZ,” “we,” “us” and “our” refer to Bonanza Goldfields Corp., a Nevada company and all of its subsidiaries on a consolidated basis. Where reference to a specific entity is required, the name of such specific entity will be referenced.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BONANZA GOLDFIELDS CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of September 30, 2022	As of December 31, 2021
		(Audited)
Assets
Current assets:
Cash and cash equivalents	$25,711	$28,124
Digital assets, net	13,802	98,862
Inventories	5,215,500	–
Amount due from related parties	20,012	–
Prepaid expenses and other current assets	100,709	16,746
Total current assets	5,375,734	143,732
Intangible assets, net	100,243	141,377
Total assets	$5,475,977	$285,109

Liabilities and stockholders’ deficit
Current liabilities:
Accrued liabilities and other payable	$103,326	$46,629
Accrued consulting and service fee	4,052,178	2,072,418
Amounts due to related parties	3,076,813	283,636
Income tax payable	1,263	5,109
Total current liabilities	7,233,580	2,407,792
Total liabilities	7,233,580	2,407,792

Commitments and contingencies (See Note 15)	–	–

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 30,000,000 shares authorized, 18,999,999 shares undesignated as of September 30, 2022 and December 31, 2021	–	–
Preferred Stock, Series A, $0.0001 par value, 10,000,000 share authorized, 10,000,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1,000	1,000
Preferred Stock, Series B, $0.0001 par value, 1,000,000 share authorized, 366,345 shares issued and outstanding as of September 30, 2022 and December 31, 2021	37	37
Preferred Stock, Series C, $0.001 par value, 1 share authorized, 1 share issued and outstanding as of September 30, 2022 and December 31, 2021	1	1
Common stock, $0.0001 par value, 1,970,000,000 shares authorized, 1,867,681,876 shares issued and outstanding as of September 30, 2022 and December 31, 2021	186,768	186,768
Common stock, $0.0001 par value, 140,794,298,026 and 138,468,716,631 shares to be issued as of September 30, 2022 and December 31, 2021, respectively	14,079,430	13,846,871
Additional paid-in capital	9,767,441	–
Accumulated other comprehensive income	313	7
Accumulated deficit	(25,792,593)	(16,157,367)
Total stockholders’ deficit	(1,757,603)	(2,122,683)
Total liabilities and stockholders’ deficit	$5,475,977	$285,109

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BONANZA GOLDFIELDS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues	$5,421,280	$13,677	$6,515,287	$177,017
Cost of revenues	(3,993,787)	(3,628)	(4,854,954)	(60,967)
Gross profit	1,427,493	10,049	1,660,333	116,050

Operating expenses:
Technology and development expenses	(8,120,612)	–	(8,727,704)	–
Sales and marketing expenses	(169,478)	–	(358,854)	–
Corporate development expenses	(71,923)	–	(204,793)	–
General and administrative expenses	(726,748)	(84,974)	(1,985,409)	(183,611)
Impairment loss of digital assets	(14)	–	(4,063)	–
Total operating expenses	(9,088,775)	(84,974)	(11,280,823)	(183,611)
Loss from operations	(7,661,282)	(74,925)	(9,620,490)	(67,561)

Other income (expense):
Gain (loss) on sale, use or exchange of digital assets	10	–	(18,556)	–
Other income	–	–	–	–
Total other income (expense)	10	–	(18,556)	–
Loss before income taxes	(7,661,272)	(74,925)	(9,639,046)	(67,561)
Income tax credit	–	–	3,820	–
Net loss	(7,661,272)	(74,925)	(9,635,226)	(67,561)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,914)	120	306	120
Comprehensive loss	$(7,663,186)	$(74,805)	$(9,634,920)	$(67,441)

Net loss per share:
Basic and diluted (1)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	1,867,681,876	1,217,764,822	1,867,681,876	1,217,764,822

(1)	Basic and diluted net loss per share was less than $0.01 for the three months ended September 30, 2022 and 2021, and nine months ended September 30, 2021

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BONANZA GOLDFIELDS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred stock		Common stock		Common stock to be issued		Additional	Accumulated other		Total
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	paid-in capital	comprehensive income	Accumulated deficit	stockholders deficit

For the Three Months Ended September 30, 2022
Balance as of June 30, 2022	10,366,346	$1,038	1,867,681,876	$186,768	140,794,298,026	$14,079,430	$9,767,441	$2,227	$(18,131,321)	$5,905,583
Foreign currency translation adjustment	–	–	–	–	–	–	–	(1,914)	–	(1,914)
Net loss for the period	–	–	–	–	–	–	–	–	(7,661,272)	(7,661,272)
Balance as of September 30, 2022	10,366,346	$1,038	1,867,681,876	$186,768	140,794,298,026	$14,079,430	$9,767,441	$313	$(25,792,593)	$(1,757,603)

For the Three Months Ended September 30, 2021
Balance as of June 30, 2021	10,366,346	$1,038	1,867,681,876	$186,768	138,468,716,631	$13,846,871	$–	$(16)	$(14,028,929)	$5,732
Foreign currency translation adjustment	–	–	–	–	–	–	–	120	–	120
Net loss for the period	–	–	–	–	–	–	–	–	(74,925)	(74,925)
Balance as of September 30, 2021	10,366,346	$1,038	1,867,681,876	$186,768	138,468,716,631	$13,846,871	$–	$104	$(14,103,854)	$(69,073)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BONANZA GOLDFIELDS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred stock		Common stock		Common stock to be issued		Additional	Accumulated other		Total
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	paid-in capital	comprehensive income	Accumulated deficit	stockholders deficit

For the Nine Months Ended September 30, 2022
Balance as of December 31, 2021	10,366,346	$1,038	1,867,681,876	$186,768	138,468,716,631	$13,846,871	$–	$7	$(16,157,367)	$(2,122,683)
Acquisition of licensed adaptation right	–	–	–	–	2,325,581,395	232,559	9,767,441	–	–	10,000,000
Foreign currency translation adjustment	–	–	–	–	–	–	–	306	–	306
Net loss for the period	–	–	–	–	–	–	–	–	(9,635,226)	(9,635,226)
Balance as of September 30, 2022	10,366,346	$1,038	1,867,681,876	$186,768	140,794,298,026	$14,079,430	$9,767,441	$313	$(25,792,593)	$(1,757,603)

For the Nine Months Ended September 30, 2022
Balance as of December 31, 2020	10,366,346	$1,038	1,867,681,876	$186,768	138,468,716,631	$13,846,871	$–	$(16)	$(14,036,293)	$(1,632)
Foreign currency translation adjustment	–	–	–	–	–	–	–	120	–	120
Net loss for the period	–	–	–	–	–	–	–	–	(67,561)	(67,561)
Balance as of September 30, 2021	10,366,346	$1,038	1,867,681,876	$186,768	138,468,716,631	$13,846,871	$–	$104	$(14,103,854)	$(69,073)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BONANZA GOLDFIELDS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(9,635,226)	$(67,561)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	36,523	–
Digital assets received as revenue	(6,490,552)	–
Digital assets paid for expense	6,552,995	–
Digital assets purchased / exchanged	(2)	–
Impairment loss of digital assets	4,063	–
Loss on sale, use or exchange of digital assets	18,556	–
Cost of inventories (non-cash)	4,784,500	–

Change in operating assets and liabilities:
Loans and interest receivable	–	(19,041)
Prepaid expenses and other current assets	(88,169)	(2,829)
Accrued liabilities and other payable	57,825	44,302
Accrued consulting and service fee	1,979,760	–
Amounts due to related parties	2,784,057	–
Income tax payable	(3,820)	–
Net cash provided by (used in) operating activities	510	(45,129)

Cash flows from investing activity:
Purchase of intangible assets	(1,886)	(3,493)
Net cash used in investing activity	(1,886)	(3,493)

Cash flows from financing activity:
Advances from related parties	–	49,789
Net cash provided by financing activity	–	49,789

Effects of foreign currency exchange rates on cash and cash equivalents	(1,037)	120
Net change in cash and cash equivalents	(2,413)	1,287
Cash and cash equivalents, beginning of period	28,124	1,360
Cash and cash equivalents, end of period	$25,711	$2,647

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/paid up share capital	Effective interest held

Marvion Holdings Limited	British Virgin Islands	Investment holding	50,000 ordinary shares at par value of US$1 each	100%

Marvion Private Limited	Singapore	Corporate management and IT development in Singapore	1,000 ordinary shares for S$1,000	100%

Marvion Group Limited	British Virgin Islands	Procurement of media and entertainment in Singapore	50,000 ordinary shares at par value of US$1 each	100%

Marvion (Hong Kong) Limited	Hong Kong	Corporate management in Hong Kong	1,000 ordinary shares for HK$1,000	100%

Typerwise Limited	Hong Kong	Provision of financing, business development solutions & related professional services	10,000 ordinary shares for HK$10,000	100%

Marvel Multi-dimensions Limited (1)	Hong Kong	Provision of treasury management services	10,000 ordinary shares for HK$10,000	100%

(1)	Marvel Multi-dimensions Limited was acquired by Marvion Holdings Limited on January 31, 2022.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022, and the Company’s Amendment No. 7 to the Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 9, 2022.

Use of estimates and assumptions

In preparing these unaudited condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates in the period include the technological feasibility of technical knowhow, valuation of inventories; the future recoverability and amortization of licensed media content; income taxes including the assessment of valuation allowance for deferred tax assets; and impairment assessments for inventories and cryptocurrencies.

Principles of consolidation

The unaudited condensed consolidated financial statements include the accounts of BONZ and its subsidiaries. All intercompany balances and transactions within the Company have been eliminated upon consolidation.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash on deposit with banks. The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As of September 30, 2022, all cash and cash equivalents are held by the Company’s foreign subsidiaries.

Digital assets

The Company’s digital assets represent the cryptocurrencies held in its e-wallet, including Binance USD, Tether, Binance Coin, Ethereum, Polygon, OKB Token and OEC Token. The Company accounts for its digital assets in accordance with Accounting Standards Codification (“ASC”) Subtopic 350-30, “General Intangibles Other Than Goodwill”. ASC 350-30 requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Accordingly, the Company performs an analysis each quarter to identify whether events or changes in circumstances and determines the fair value of its cryptocurrencies based on quoted closing prices on the active exchange on the balance sheet date, if the fair market value is lower than the carrying value an impairment loss equal to the difference will be recognized as “Impairment loss of digital assets” in the unaudited condensed consolidated statement of operations. If the fair market value is higher than the carrying value the basis of the digital assets will not be adjusted to account for this increase. Gains (loss) on sale, use or exchange of digital assets, if any, will be recognized upon sale, use or exchange of the digital assets.

The Company’s cryptocurrencies are deemed to have an indefinite useful life; therefore, amounts are not amortized, but rather are assessed for impairment. For the nine months ended September 30, 2022 and 2021, the Company recorded an impairment of $4,063 and $0, respectively.

Inventories

Inventory consists of adaptation rights products, which are stated at the lower of cost (first-in, first-out method) or net realizable value. Management regularly reviews inventory on an item-by-item basis and provides an inventory allowance based on excess or obsolete inventory determined primarily by anticipated future demand for our products. Inventory allowance is measured as the difference between the cost of the inventory and market value, based on assumptions about future demand that are inherently difficult to assess. As of September 30, 2022 and December 31, 2021, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

Intangible asset

Intangible assets consist of licensed media content, trademarks and trade name. The intangible assets are amortized following the patterns in which the economic benefits are consumed or straight-line over the estimated useful life. The Company periodically reviews the estimated useful lives of these intangible assets and reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will be equal to the excess of the carrying value over the fair value of the asset. There was no impairment of intangible assets identified for the nine months ended September 30, 2022 and 2021.

Development costs

The Company enters a technical knowhow license and servicing agreement with a company controlled by its major shareholder and are required to make payments for technical knowhow development. Technical knowhow consists of visual intelligence engine, emotion recognition engine, motion recognition engine, and metaverse development. Prior to establishing technological feasibility of a product, all development costs are charged to expenses as incurred and to be recognized as “Technology and development expenses” in the unaudited condensed consolidated statement of operations. After establishing technological feasibility, the Company capitalizes all development payments to third-party service provider as development costs. Significant management judgements are made in the assessment of when technological feasibility is establishing. Amortization of capitalized development costs commences when a product is available for general release. For capitalized development costs, annual amortization is calculated using the straight-line method over the remaining estimated life of the title. The Company evaluates the future recoverability of capitalized development costs on a quarterly basis. For the nine months ended September 30, 2022 and 2021, the Company incurred the related development costs of $8,000,000 and $0, respectively. The Company did not capitalize any related development costs during the nine months ended September 30, 2022 and 2021.

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

Revenue recognition

The Company adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) using the full retrospective transition method. The Company's adoption of ASC 606 did not have a material impact on the amount and timing of revenue recognized in its unaudited condensed consolidated financial statements.

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

During the nine months ended September 30, 2022 and 2021, the following table shows non-cash transactions by digital assets:

	For the Nine Months Ended September 30,
	2022	2021
Revenue earned and received by digital assets	$6,490,552	$–
Cost of revenue paid by digital assets	$(371)	$–
Expense paid by digital assets	$(6,552,624)	$–
Digital assets purchased / exchanged	$2	$–

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

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the nine months ended September 30, 2022 and 2021.

Net loss per share

The Company calculates net loss per share in accordance with ASC 260, “Earnings per Share.” Basic net loss per common share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per common share is the same as basic net loss per common share for all periods presented, since the effect of potentially dilutive securities are anti-dilutive.

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

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying unaudited condensed consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and Singapore, and maintains its books and record in its local currencies, Hong Kong Dollars (“HKD”) and Singapore Dollars (“SGD”) respectively, which are their respective functional currencies, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Subtopic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the unaudited condensed consolidated statements of changes in stockholders’ deficit.

Translation of amounts from HKD and SGD into US$ has been made at the following exchange rates for the period ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Period-end HKD:US$ exchange rate	0.1274	0.1284
Period average HKD:US$ exchange rate	0.1277	0.1288
Period-end SGD:US$ exchange rate	0.6973	0.7355
Period average SGD:US$ exchange rate	0.7271	0.7469

Comprehensive income (loss)

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income (loss), its components and accumulated balances. Comprehensive income (loss) as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income (loss), as presented in the accompanying unaudited condensed consolidated statements of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income (loss) is not included in the computation of income tax expense or benefit.

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

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and believes that the future adoption of any such pronouncements may not be expected to cause a material impact on its financial condition or the results of its operations.

3.       GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has generated a recurring loss of $9,635,226 during the nine months ended September 30, 2022 and incurred the accumulated deficit of $25,792,593 as of September 30, 2022. Expenses are expected to increase in the forthcoming year and cash flows of the Company may not be able to sustain the ongoing operations and expansion required.

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

4.       REVENUE FROM CONTRACTS WITH CUSTOMERS

The table below presents our revenues by revenue source.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Consulting service income	$–	$13,677	$24,735	$177,017
Media and entertainment income:
Sale of licensed IP right and media products	5,326,680	–	6,372,709	–
Transaction fee income	94,600	–	117,843	–
Total revenues	$5,421,280	$13,677	$6,515,287	$177,017

The table below presents our revenues by geographic areas in which our customers were located.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Hong Kong	$–	$13,677	$24,735	$177,017
Rest of the World	5,421,280	–	6,490,552	–
Total revenues	$5,421,280	$13,677	$6,515,287	$177,017

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

	Media & Entertainment Segment	Business Consulting Segment	Total
For the Three Months Ended September 30, 2022
Revenue from external customers:
Media and entertainment income	$5,421,280	$–	$5,421,280
Consulting service income	–	–	–
Total revenues	5,421,280	–	5,421,280
Cost of revenues:
Media and entertainment income	(3,993,787)	–	(3,993,787)
Consulting service income	–	–	–
Total cost of revenues	(3,993,787)	–	(3,993,787)
Gross profit	1,427,493	–	1,427,493
Operating expenses:
Technology and development expenses	(8,120,612)	–	(8,120,612)
Sales and marketing expenses	(160,731)	(8,747)	(169,478)
Corporate development expenses	(71,923)	–	(71,923)
General and administrative expenses	(726,628)	(120)	(726,748)
Impairment loss of digital assets	(14)	–	(14)
Total operating expenses	(9,079,908)	(8,867)	(9,088,775)
Segment loss	$(7,652,415)	$(8,867)	$(7,661,282)

For the Three Months Ended September 30, 2021
Revenue from external customers:
Media and entertainment income	$–	$–	$–
Consulting service income	–	13,677	13,677
Total revenues	–	13,677	13,677
Cost of revenues:
Sale of licensed media products	–	–	–
Consulting service income	–	(3,628)	(3,628)
Total cost of revenues	–	(3,628)	(3,628)
Gross profit	–	10,049	10,049
Operating expenses:
General and administrative expenses	(48,141)	(36,833)	(84,974)
Total operating expenses	(48,141)	(36,833)	(84,974)
Segment loss	$(48,141)	$(26,784)	$(74,925)

	Media & Entertainment Segment	Business Consulting Segment	Total
For the Nine Months Ended September 30, 2022
Revenue from external customers:
Media and entertainment income	$6,490,552	$–	$6,490,552
Consulting service income	–	24,735	24,735
Total revenues	6,490,552	24,735	6,515,287
Cost of revenues:
Media and entertainment income	(4,829,421)	–	(4,829,421)
Consulting service income	–	(25,533)	(25,533)
Total cost of revenues	(4,829,421)	(25,533)	(4,854,954)
Gross profit (loss)	1,661,131	(798)	1,660,333
Operating expenses:
Technology and development expenses	(8,727,704)	–	(8,727,704)
Sales and marketing expenses	(335,794)	(23,060)	(358,854)
Corporate development expenses	(204,793)	–	(204,793)
General and administrative expenses	(1,982,937)	(2,472)	(1,985,409)
Impairment loss of digital assets	(4,063)	–	(4,063)
Total operating expenses	(11,255,291)	(25,532)	(11,280,823)
Segment loss	$(9,594,160)	$(26,330)	$(9,620,490)

For the Nine Months Ended September 30, 2021
Revenue from external customers:
Media and entertainment income	$–	$–	$–
Consulting service income	–	177,017	177,017
Total revenues	–	177,017	177,017
Cost of revenues:
Sale of licensed media products	–	–	–
Consulting service income	–	(60,967)	(60,967)
Total cost of revenues	–	(60,967)	(60,967)
Gross profit	–	116,050	116,050
Operating expenses:
General and administrative expenses	(48,141)	(135,470)	(183,611)
Total operating expenses	(48,141)	(135,470)	(183,611)
Segment loss	$(48,141)	$(19,420)	$(67,561)

	Media & Entertainment Segment	Business Consulting Segment	Total
As of September 30, 2022
Intangible assets	$146,857	$–	$146,857
Identifiable assets	$5,374,072	$1,662	$5,375,734

As of December 31, 2021
Intangible assets	$153,656	$–	$153,656
Identifiable assets	$115,608	$28,124	$143,732

6.       DIGITAL ASSETS, NET

The following table summarizes the change in carrying value of the Company’s digital assets for the period indicated:

	For the Nine Months Ended September 30,
	2022	2021
Digital assets at beginning of the period, net	$98,862	$–
Received as revenue	6,490,552	–
Paid as expense	(6,552,995)	–
Digital assets purchased / exchanged	2	–
Impairment loss of digital assets	(4,063)	–
Loss on sale, use or exchange of digital assets	(18,556)	–
Digital assets at end of the period, net	$13,802	$–

Loss on sale, use or exchange of digital assets for the nine months ended September 30, 2022 was $18,556, arising from exchange of the digital assets and digital assets payments for expenses.

The following tables presents additional information about the Company’s individual digital asset for the period, as indicated, “All Other” category includes OEC Token (“OKT”) and OEB Token (“OEB”):

Binance USD (“BUSD”)

	For the Nine Months Ended September 30,
	2022	2021
Digital assets at beginning of the period, net	$–	$–
Received as revenue	4,449,010	–
Paid as expense	(4,443,850)	–
Digital assets purchased / exchanged	(100)	–
Digital assets at end of the period, net	$5,060	$–

Tether (“USDT”)

	For the Nine Months Ended September 30,
	2022	2021
Digital assets at beginning of the period, net	$340	$–
Received as revenue	1,946,160	–
Paid as expense	(1,945,540)	–
Digital assets at end of the period, net	$960	$–

Binance Coin (“BNB”)

	For the Nine Months Ended September 30,
	2022	2021
Digital assets at beginning of the period, net	$94,848	$–
Received as revenue	95,382	–
Paid as expense	(163,578)	–
Impairment loss of digital assets	(1,441)	–
Loss on sale, use or exchange of digital assets	(18,554)	–
Digital assets at end of the period, net	$6,657	$–

Ethereum (“ETH”)

	For the Nine Months Ended September 30,
	2022	2021
Digital assets at beginning of the period, net	$3,669	$–
Received as revenue	–	–
Paid as expense	–	–
Impairment loss of digital assets	(2,606)	–
Loss on sale, use or exchange of digital assets	–	–
Digital assets at end of the period, net	$1,063	$–

Polygon (“MATIC”)

	For the Nine Months Ended September 30,
	2022	2021
Digital assets at beginning of the period, net	$–	$–
Received as revenue	–	–
Paid as expense	(27)	–
Digital assets purchased / exchanged	102
Impairment loss of digital assets	(13)	–
Loss on sale, use or exchange of digital assets	(2)	–
Digital assets at end of the period, net	$60	$–

All Other

	For the Nine Months Ended September 30,
	2022	2021
Digital assets at beginning of the period, net	$5	$–
Received as revenue	–	–
Paid as expense	–	–
Impairment loss of digital assets	(3)	–
Loss on sale, use or exchange of digital assets	–	–
Digital assets at end of the period, net	$2	$–

The following table summarizes the Company’s digital asset holdings as of:

	As of September 30, 2022	As of December 31, 2021
Binance USD (“BUSD”)	$5,060	$–
Tether (“USDT”)	960	340
Binance Coin (“BNB”)	6,657	94,848
Ethereum (“ETH”)	1,063	3,669
Polygon (“MATIC”)	60	–
OEC Token (“OKT”)	1	4
OEB Token (“OKB”)	1	1
Total digital assets, net	$13,802	$98,862

7.       INTANGIBLE ASSETS, NET

As of September 30, 2022 and December 31, 2021, intangible assets consisted of the following:

	Estimated Useful Life	As of September 30, 2022	As of December 31, 2021
At cost:
Licensed media content (1)	3 years	$137,377	$146,010
Trademarks and trade name	10 years	9,480	7,646
Intangible assets, at cost		146,857	153,656
Less: accumulated amortization		(46,614)	(12,279)
Intangible assets, net		$100,243	$141,377

(1)	Amortization of licensed media content was primarily in “Cost of revenues” in the unaudited condensed consolidation statements of operations.

Amortization expense of intangible assets is included in the unaudited condensed consolidation statements of operations as follow:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$11,750	$–	$35,810	$–
General and administrative expenses	238	–	713	–
Total amortization of intangible assets	$11,988	$–	$36,523	$–

The following table outlines the estimated aggregate amortization expense related to intangible assets held as of September 30, 2022, for each of the five succeeding fiscal years:

Year ending December 31,
2022 (excluding the nine months ended September 30, 2022)	$11,685
2023	46,740
2024	35,293
2025	948
2026	948
Thereafter	4,629
Total	$100,243

8.       ACCRUED CONSULTING AND SERVICE FEE

For the nine months ended September 30, 2022, the Company agreed to compensate certain business or professional service providers, which rendered IT development service, sale and marketing service, corporate development service and administrative service. These consulting and service fees totaled $1,979,760 and the Company will issue shares in lieu of services rendered, of which the number of shares to be issued are to be determined at the later date.

For the nine months ended September 30, 2021, no such accrued consulting and service fee were incurred.

9.       AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary advances from the Company’s directors, former directors and companies which are controlled by a major shareholder of the Company for working capital purpose, which were unsecured, interest-free and had no fixed terms of repayments, other than a payable in respect of the development of the technical knowhow. The related parties balance was $3,076,813 and $283,636 as of September 30, 2022 and December 31, 2021, respectively.

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

As of September 30, 2022 and December 31, 2021, the Company had 10,000,000 shares of Series A Preferred Stock issued and outstanding.

As of September 30, 2022 and December 31, 2021, the Company had 366,345 shares of Series B Preferred Stock issued and outstanding.

As of September 30, 2022 and December 31, 2021, the Company had 1 share of Series C Preferred Stock issued and outstanding.

Common stock

The Company’s authorized shares were 1,970,000,000 shares of common stock, with a par value of $0.0001.

As of September 30, 2022 and December 31, 2021, the Company had 1,867,681,876 shares of common stock issued and outstanding.

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

On May 23, 2022, Marvion Private Limited and Euro Amazing Limited signed an addendum and agreed to replace certain movies in the EA SPA with other movies. As of September 30, 2022, the increase in authorized capital of the Company has not yet been approved by FINRA. Accordingly, the share issuance transaction has not yet consummated.

As of September 30, 2022 and December 31, 2021, the Company had 140,794,298,026 and 138,468,716,631 shares of its common stock committed to be issued but pending to be consummated, respectively.

11.       NET LOSS PER SHARE

As the Company has net losses for the three months and nine months ended September 30, 2022 and 2021, all potential common shares were deemed to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share (in dollars, except share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss attributable to common stockholders	$(7,661,272)	$(74,925)	$(9,635,226)	$(67,561)

Weighted average common shares outstanding:
Basic	1,867,681,876	1,217,764,822	1,867,681,876	1,217,764,822
Diluted	1,867,681,876	1,217,764,822	1,867,681,876	1,217,764,822

Net loss per share:
Basic (1)	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Diluted (1)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

(1)	Basic and diluted net loss per share was less than $0.01 for the three months ended September 30, 2022 and 2021, and nine months ended September 30, 2021

The following table presents the computation of weighted average common shares outstanding is derived after having taken into account of common stock that is committed but yet to be issued as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average common shares outstanding – Basic and Diluted	1,867,681,876	1,217,764,822	1,867,681,876	1,217,764,822
Common stock committed but yet to be issued (1)	140,794,298,026	138,468,716,631	140,794,298,026	138,468,716,631
Weighted average common shares outstanding under if-converted method for Basic and Diluted	142,661,979,902	139,686,481,453	142,661,979,902	139,686,481,453

(1)	The common stock committed but yet to be issued has been excluded from the computation of the diluted net loss per common stock for the three months and nine months ended September 30, 2022 and 2021, because including them would have been anti-dilutive.

12.       INCOME TAX

For the nine months ended September 30, 2022 and 2021, the local (“United States of America”) and foreign tax regime incurred losses before income taxes, which comprised of the following:

	For the Nine Months Ended September 30,
	2022	2021
Tax jurisdiction from:
- Local	$(277,658)	$(1,284)
- Foreign, including	–	–
British Virgin Islands	(25,115)	(11,161)
Singapore	(9,293,825)	(6,052)
Hong Kong	(42,448)	(49,064)
Loss before income taxes	$(9,639,046)	$(67,561)

The provision for income taxes consisted of the following:

	For the Nine Months Ended September 30,
	2022	2021
Current:
- Local	$–	$–
- Foreign	3,820	–

Deferred:
- Local	–	–
- Foreign	–	–
Income tax credit	$3,820	$–

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has operations in Hong Kong and Singapore that are subject to taxes in the jurisdictions in which they operate, as follows:

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

For the nine months ended September 30, 2022 and 2021, there were no operating income.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Singapore

The Company’s subsidiary registered in the Republic of Singapore is subject to the tax laws of Singapore. A subsidiary incorporated in BVI is registered as a branch in Singapore for operating purpose and is also subject to tax in the Republic of Singapore.

	For the Nine Months Ended September 30,
	2022	2021
Loss before income taxes	$(9,293,825)	$(6,052)
Statutory income tax rate	17%	17%
Income tax benefit at statutory rate	(1,579,950)	(1,029)
Tax effect of disallowable items	6,297	18
Net operating loss	1,573,653	1,011
Income tax expense	$–	$–

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current period, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2022 and 2021 is as follows:

	For the Nine Months Ended September 30,
	2022	2021
Loss before income taxes	$(42,448)	$(49,065)
Statutory income tax rate	16.5%	16.5%
Income tax benefit at statutory rate	(7,004)	(8,096)
Tax effect of non-deductible and non-taxable items	615	42
Tax over-provision	3,820	–
Net operating loss	6,389	8,054
Income tax credit	$3,820	$–

The following table sets forth the significant components of the deferred tax assets of the Company as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022	As of December 31, 2021
Deferred tax assets:
NOL – US tax regime	$175,115	$116,807
NOL – British Virgin Islands regime	–	–
NOL – Hong Kong tax regime	6,389	–
NOL – Singapore tax regime	1,842,350	270,131
	2,023,854	386,938
Less: Valuation allowance	(2,023,854)	(386,938)
Deferred tax assets, net	$–	$–

As of September 30, 2022, the operations in the United States of America incurred $833,882 of cumulative net operating losses which can be carried forward indefinitely to offset future taxable income. The Company has provided for a full valuation allowance against the deferred tax assets of $175,115 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

As of September 30, 2022, the operations in Singapore incurred $10,837,351 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards under Singapore tax regime. the Company has provided for a full valuation allowance against the deferred tax assets of $1,842,350 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

As of September 30, 2022, the operations in Hong Kong incurred $38,720 of cumulative net operating losses which can be carried forward to offset future taxable income. There is no expiry in net operating loss carryforwards under Hong Kong tax regime. the Company has provided for a full valuation allowance against the deferred tax assets of $6,389 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company filed income tax returns in the United States federal tax jurisdiction and several state tax jurisdictions. Since the Company is in a loss carryforward position, it is generally subject to examination by federal and state tax authorities for all tax years in which a loss carryforward is available.

13.       RELATED PARTY TRANSACTIONS

From time to time, the Company’s directors, former directors and companies which are controlled by a major shareholder of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and have no fixed terms of repayment.

During the three months ended September 30, 2022 and 2021, the Company paid the aggregate amount of $0 and $50,000 management fee to the related party, respectively. During the nine months ended September 30, 2022 and 2021, the Company paid the aggregate amount of $0 and $50,000 management fee to the related party, respectively.

During the three months ended September 30, 2022 and 2021, the Company paid the aggregate amount of $90,000 and $0 as consultancy fees to its director and former director, respectively. During the nine months ended September 30, 2022 and 2021, the Company paid the aggregate amount of $265,533 and $60,967 as consultancy fees to its director and former director, respectively.

During the three months ended September 30, 2022 and 2021, the Company paid the aggregate amount of $30,000 and $0 as compensation to its director, respectively. During the nine months ended September 30, 2022 and 2021, the Company paid the aggregate amount of $90,000 and $79,020 as compensation to its director and former director, respectively.

On April 1, the Company entered into a Service Agreement (the “Service agreement”) with a company controlled by its major shareholder, which agreed to provide staffing and back-office services to the Company until the arrangement is terminated by the parties. During the three months and nine months ended September 30, 2022, the Company incurred the related management service fee of $471,349 and $914,836, respectively. The Service Agreement is filed as Exhibit 10.6 to this quarterly report on Form 10-Q and incorporated herein by reference.

In July 2022, the Company’s wholly-owned subsidiary Marvion Group Limited entered into a technical knowhow license and servicing agreement (the “Servicing Agreement”) with Total Chase Limited (“Total Chase”), a company controlled by its major shareholder of the Company, pursuant to which the Company engaged Total Chase to develop the technical knowhow during a three-year term. Total Chase is the parent company of Marvel Digital AI Limited (“MDAI”) that own intellectual properties and provide technical development services to Total Chase. The technical knowhow consists of visual intelligence engine, speech recognition engine, text analytics engine, emotion recognition engine, motion recognition engine, AI agent creation engine, and metaverse development. Under the terms of the Servicing Agreement, the Company is required to pay to Total Chase an aggregate of $50 million for the development of technical knowhow. The consideration is payable in cash or cryptocurrencies. All MDAI’s proprietary items remained the sole and exclusive property of MDAI, Total Chase will grant the Company a perpetual, non-exclusive, paid-up license to use certain MDAI’s proprietary items. The foregoing description of the Servicing Agreement is qualified in its entirety by reference to such agreement which is filed as Exhibit 10.7 to this quarterly report on Form 10-Q and incorporated herein by reference.

The Company charged all related development costs to expenses as incurred and recognized as “Technology and development expenses” in the unaudited condensed consolidated statement of operations. During the nine months ended September 30, 2022, the Company incurred the related development fee of $8,000,000 and paid $5,974,040.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

14.       CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three and nine months ended September 30, 2022, there was no single customer who accounted for 10% or more of the Company’s revenues.

For the three and nine months ended September 30, 2021, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances are presented as follows:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021		As of September 30, 2021
Customer	Revenues	Percentage of revenues	Revenues	Percentage of revenues	Accounts receivable
Customer A	$13,256	97%	$101,026	57%	$–
Customer B	–	–	75,315	43%	–
	$13,256	97%	$176,341	100%	$–

(b)	Economic and political risk

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

(d)	Market price risk of crypto (“digital”) assets

The Company generated certain level of its revenue from the sale and distribution of licensed media token products on its platform by the means of crypto assets by the customers, while revenue from these products have not been significant to date, most of this revenue will also fluctuate based on the price of crypto assets. Accordingly, crypto asset price risk could adversely affect its operating results. In particular, the future profitability may depend upon the market price of BNB, ETH, as well as other crypto assets. Crypto asset prices, along with the operating results, have fluctuated significantly from quarter to quarter. There is no assurance that crypto asset prices will reflect historical trends. A decline in the market price of BTC, ETH and Other crypto assets could have a material and adverse effect on our earnings, the carrying value of the crypto assets, and the future cash flows. This may also affect the liquidity and the ability to meet our ongoing obligations. As of September 30, 2022, the Company recorded an impairment charge on the crypto assets held when crypto asset prices decrease below their carrying value of these crypto assets.

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

15.       COMMITMENTS AND CONTINGENCIES

Commitments

As of September 30, 2022, the Company is committed to the below contractual agreement.

Leases

As of September 30, 2022, the Company had a service agreement for its corporate office. The lease contains the renewal option and will expire on September 24, 2023.

Other contractual commitments

•	Williamsburg Venture Holdings, LLC

On April 1, 2022, the Company entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC (“Investor”), a Nevada limited liability company, pursuant to which the Investor agreed to invest up to Twenty Million Dollars ($20,000,000) in the Company’s common stock in accordance with the terms and conditions stated within the Equity Purchase Agreement dated April 1, 2022, and no later than February 24, 2025, by and between the Company and the Investor (the “Equity Purchase Agreement”). During the term, the Company shall be entitled to put to the Investor, and the Investor shall be obligated to purchase, such number of shares of the Company’s common stock and at such price as are determined in accordance with the Equity Purchase Agreement. The per share purchase price for the Williamsburg Put Shares will be equal to 88% of the lowest traded price of the Common Stock on the principal market during the five (5) consecutive trading days immediately preceding the date which Williamsburg received the Williamsburg Put Shares as DWAC Shares in its brokerage account (as reported by Bloomberg Finance L.P., Quotestream, or other reputable source). In connection with the Equity Purchase Agreement, both parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register with the SEC the common stock issuable under the Equity Purchase Agreement, among other securities. As of September 30, 2022, the remaining balance for Equity Purchase from the Investor was $20,000,000.

•	Euro Amazing Limited

On April 14, 2022, the Company, through its subsidiary, Marvion Private Limited, entered into an Intellectual Property Sale and Purchase Agreement (the “EA SPA”) with Euro Amazing Limited, a limited liability company organized under the laws of Hong Kong, pursuant to which the Company agreed to acquire a perpetual worldwide license for ten (10) categories of adaptation rights to twenty (20) movies in consideration of 2,325,581,395 shares of our common stock, at a valuation of $0.0043 per share, or total consideration price of $10,000,000. On May 23, 2022, Marvion Private Limited and Euro Amazing Limited signed an addendum and agreed to replace certain movies in the EA SPA with other movies. As of September 30, 2022, the increase in authorized capital of the Company has not yet been approved by FINRA, therefore the share issuance transaction has not yet consummated.

16.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2022, up through the date the Company issued the unaudited condensed consolidated financial statements. The Company had no material recognizable subsequent events since September 30, 2022, except for the following transaction:

•	Commitment shares to Williamsburg Venture Holdings, LLC

On October 3 ,2022, the Company agreed to issue 75,000,000 shares of 142,000,000 commitment shares of its common stock to Williamsburg Venture Holdings, LLC (“Investor”), a Nevada limited liability company. The remaining of 67,000,000 commitment shares would be further issued to the Investor in accordance with the terms and conditions stated within the Equity Purchase Agreement dated April 1, 2022. The Equity Purchase Agreement with the Investor is filed as Exhibit 10.3 to this quarterly report on Form 10-Q and incorporated herein by reference.

•	Share Swap Agreement with China Information Technology Development Limited

The Company entered into a Share Swap Agreement with China Information Technology Development Limited (Stock Code: 8178.HK), a company listed in the Stock Exchange of Hong Kong Limited (“CITD”), pursuant to which the Company agreed to acquire 26,520,386 Ordinary Shares of CITD, constituting approximately 5.15% of the issued share capital of CITD and approximately 4.9% of the enlarged issued share capital of CITD, in consideration of 218,574,609 shares of the Company’s common stock, constituting approximately 11.25% of the issued and outstanding common stock of the Company and approximately 0.153% of the Company’s issued and outstanding common stock and common stock committed to be issued, in accordance with the terms and conditions of the Share Swap Agreement, dated October 25, 2022, by and between the Company and CITD (the “Share Swap Agreement”). The share swap transaction contemplated in the Share Swap Agreement is anticipated to close 90 days from October 25, 2022, or such other later date as is necessary to comply with all applicable rules and regulations of the United States of America and Hong Kong in respect of the share swap transaction.

The Company will not issue any shares of common stock to CITD until its corporate action to increase its authorized share capital pending with FINRA has been approved.

The foregoing description of the Share Swap Agreement is qualified in its entirety by reference to such agreement which is filed as Exhibit 10.8 to this quarterly report on Form 10-Q and incorporated herein by reference.

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

Description of Business

Bonanza Goldfields Corp. is not a Hong Kong operating company but a Nevada holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and Singapore. Our investors hold shares of common stock in Bonanza Goldfields Corp., the Nevada holding company. Bonanza Goldfields Corp. is a Nevada holding company that through its subsidiaries are engaged in the lifestyle, media and entertainment creation and distribution, and technology businesses. Through the use of Web3 technologies (including blockchain and metaverse technologies), we seek to provide end-to-end one-stop solution for brands and content creators to preserve, unlock and enhance the value of their Intellectual Properties (“IPs”). Our mission is to lead the revolution and set the standards for responsible application of Web3 technologies, including our proprietary Digital Ownership Token (“DOT”).

Each DOT represents legally binding ownership over (1) assets (tangible or intangible), (2) intellectual property, copyright or other licenses, or (3) the specific legal rights described therein. Each DOT will have legally binding ownership documentation embedded in the metadata of the token and such metadata will be secured on a reliable blockchain. Separately, each DOT will be minted on the blockchain with smart contracts that will facilitate trust-less settlement of sale and purchase transactions, including payments of fees and commissions (if any). As our DOTs are powered by smart contracts, buyers of the DOTs will be able to confirm the ownership and/or licensing rights of the digital assets from the legal documents minted into the DOT. These are the gold standards we observe in an attempt to take the lead on the narrative regarding how blockchain technology should be responsibly adopted and implemented in the real world to improve our daily lives.

Although most lifestyle, media and entertainment content are digital in nature today, they exist in the real world as intangible assets, such as a physical product, intellectual property, licenses and contractual rights, with intrinsic value. Our proprietary technology allows us to disrupt and improve the existing industry or brands, and its current practices and in the process drive revenues. The traditional process of discovery and purchasing media content is a tedious process typically involving 4-5 months of manual effort through intermediaries. We believe that our technology, including our DOT, will enable us to simplify the process of digital asset management, digital rights management, and metadata management, and to allow prospective buyers such as distributors and sales agents to discover media content they want in a faster manner, thus reducing the time on sourcing process and the number of intermediaries.

On the consumption level, we allow fans and consumers to have an end-to-end immersive experience when they purchase the DOTs of our media and entertainment content. They are able to obtain real-world experiential perks such as red carpet access, exclusive premiers, opportunity to meet the actors and even have a say in the production elements (e.g. choosing the ending of a film). We believe this will bring fans closer to the celebrities and production that they support, bridging the digital experiences with real-life experiences.

We are also building our Metaverse to allow fans and consumers to enjoy the content on the Metaverse. Currently, most streaming contents are one-way oriented, and viewers are unable to interact with one another in an immersive fashion. Our Metaverse will allow fans and consumers to enjoy media and entertainment content with an immersive, social, interactive, personalized experience by bringing in characteristics of the real world.

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

At present, we see three core pillars of revenue generating operations in our business:

Current Revenue Generating Operation

We currently derive revenue from the sale of DOTs on our MetaStudio [https://www.marvion.media/], which is operated through our subsidiary, Marvion Group Limited. The revenue generated from sales of DOTs has superseded the revenue generated by Typerwise Limited (“Typerwise”), and accordingly, we no longer consider Typerwise’s business a significant part of business. Our DOTs are part of our IP Remake Licence initiative, whereby consumers are able to purchase DOTs on our MetaStudio [https://www.marvion.media/] with the licence to remake movies sequels, series, digital games etc. For the nine months ended September 30, 2022, we generated $6,490,552 of revenues from this business segment. We intend to continue to focus on growing this business segment over the next 12 months. In this respect, we hope to become the largest global marketplace for such licenses thereby providing easy access for professionals and amateurs to exploit existing intellectual property.

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

We have already commenced the development of our Metaverse in the Roblox environment with the capability of lifting it in centralized and decentralized metaverse platforms. We have modelled our Metaverse world based on New York Central Park’s landscape, with proper town planning. Within the next 12 months, we intend to begin our sales of the residential plots of land that are created under the town planning. Additionally, we are building these capabilities for our Metaverse including:

•	Visual Intelligence Engine with the goal of transforming 2D pictures into 3D model to be used in the Metaverse;
•	Speech Recognition Engine, Text Analytics Engine, and AI Agent Creation Engine with the goal for bots in the Metaverse to be able to interact with real-life players;
•	Emotion and Motion Recognition Engines with the goal of enabling real-life players to mimic their emotions and motions to their avatars in our Metaverse.

We intend to make the capabilities that we are building on our Metaverse to be interoperable with other Metaverses in the future. This is to allow us to provide these capabilities to other companies who are building their Metaverses as well.

We will also be providing Web5 as a Service (“5aaS”) to all existing participants in the lifestyle, media and entertainment industry to facilitate their transition to Web5.

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

The foregoing descriptions of the Equity Purchase Agreement and the Registration Rights Agreement are qualified in their entirety by reference to the Investment Agreement and the Registration Rights Agreement, which are filed as Exhibits 10.3 and 10.4 to this quarterly report on Form 10-Q and incorporated herein by reference.

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

In July 2022, the Company’s wholly-owned subsidiary Marvion Group Limited entered into a technical knowhow license and servicing agreement (the “Servicing Agreement”) with Total Chase Limited (“Total Chase”), a company controlled by its major shareholder of the Company, pursuant to which the Company engaged Total Chase to develop the technical knowhow during a three-year term. Total Chase is the parent company of Marvel Digital AI Limited (“MDAI”) that own intellectual properties and provide technical development services to Total Chase. The technical knowhow consists of visual intelligence engine, speech recognition engine, text analytics engine, emotion recognition engine, motion recognition engine, AI agent creation engine, and metaverse development. Under the terms of the Servicing Agreement, the Company is required to pay to Total Chase an aggregate of $50 million for the development of technical knowhow. The consideration is payable in cash or cryptocurrencies. All MDAI’s proprietary items remained the sole and exclusive property of MDAI. Total Chase will grant the Company a perpetual, non-exclusive, paid-up license to use certain MDAI’s proprietary items. The foregoing description of the Servicing Agreement is qualified in its entirety by reference to such agreement which is filed as Exhibit 10.7 to this quarterly report on Form 10-Q and incorporated herein by reference.

The Company charged all related development costs to expenses as incurred and recognized as “Technology and development expenses” in the unaudited condensed consolidated statement of operations. During the nine months ended September 30, 2022, the Company incurred the related development fee of $8,000,000 and paid $5,974,040.

The Company entered into a Share Swap Agreement with China Information Technology Development Limited (Stock Code: 8178.HK), a company listed in the Stock Exchange of Hong Kong Limited (“CITD”), pursuant to which the Company agreed to acquire 26,520,386 Ordinary Shares of CITD, constituting approximately 5.15% of the issued share capital of CITD and approximately 4.9% of the enlarged issued share capital of CITD, in consideration of 218,574,609 shares of the Company’s common stock, constituting approximately 11.25% of the issued and outstanding common stock of the Company and approximately 0.153% of the Company’s issued and outstanding common stock and common stock committed to be issued, in accordance with the terms and conditions of the Share Swap Agreement, dated October 25, 2022, by and between the Company and CITD (the “Share Swap Agreement”). The share swap transaction contemplated in the Share Swap Agreement is anticipated to close 90 days from October 25, 2022, or such other later date as is necessary to comply with all applicable rules and regulations of the United States of America and Hong Kong in respect of the share swap transaction.

The Company will not issue any shares of common stock to CITD until its corporate action to increase its authorized share capital pending with FINRA has been approved.

The foregoing description of the Share Swap Agreement is qualified in its entirety by reference to such agreement which is filed as Exhibit 10.8 to this quarterly report on Form 10-Q and incorporated herein by reference.

Our corporate organization chart is below:

Results of Operations

During the nine months ended September 30, 2022 and 2021, our strategic business and management advisory services segment generated revenue of $24,735 and $177,017, respectively, and our sale and distribution of the licensed IP right and media content products embedded with DOT solution business segment generated revenue of $6,490,552 and $0, respectively. The Company accepts payment for services in the form of select and liquid digital assets, but does not hold digital assets as an investment. Such digital assets should be converted into fiat currency or stable digital currency after receipt, subject to the factors include but not limited to currency fluctuations, government policies, exchange control regulations, and general economic market condition.

We are a development stage company and reported a net loss of $9,635,226 and $67,561 for the nine months ended September 30, 2022 and 2021, respectively. We had current assets of $5,375,734 and current liabilities of $7,233,580 as of September 30, 2022. As of December 31, 2021, our current assets were $143,732 and current liabilities were $2,407,792.

We have prepared our unaudited condensed consolidated financial statements for the nine months ended September 30, 2022 and 2021 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

Three Months Ended September 30, 2022 compared to Three Months Ended September 30, 2021

The following table sets forth selected financial data from our statements of operations and comprehensive loss for the periods indicated:

	For the Three Months Ended September 30,
	2022	2021
Revenues:
Media & entertainment segment	$5,421,280	$–
Consulting business segment	–	13,677
Total revenues	5,421,280	13,677
Cost of revenues:
Media & entertainment segment	(3,993,787)	–
Consulting business segment	–	(3,628)
Total cost of revenues:	(3,993,787)	(3,628)
Gross profit	1,427,493	10,049
Operating expenses:
Technology and development expenses	(8,120,612)	–
Sales and marketing expenses	(169,478)	–
Corporate development expenses	(71,923)	–
General and administrative expenses	(726,748)	(84,974)
Impairment loss of digital assets	(14)	–
Total operating expenses	(9,088,775)	(84,974)
Loss from operations	(7,661,282)	(74,925)
Other income, net	10	–
Loss before income taxes	(7,661,272)	(74,925)
Income tax expense	–	–
Net loss	$(7,661,272)	$(74,925)

Revenues

During the three months ended September 30, 2022, no customer accounted for 10% or more of our total net revenues.

During the three months ended September 30, 2021, the following customers accounted for 10% or more of our total net revenues.

	For the Three Months Ended September 30, 2021		As of September 30, 2021
Customer	Revenue	Percentage of revenue	Accounts receivable
Axiom Global HK Limited	$13,371	97%	$–

For the three months ended September 30, 2022, our revenue from media and entertainment segment increased by $5,421,280, The increase was primarily due to an increase in revenue of $5,326,680 from our movie remake license Digital Ownership Tokens.

Cost of Revenues

Cost of revenues of $3,993,787 for the three months ended September 30, 2022, which consisted primarily of the cost of intellectual property licenses and amortization on licensed media content. The amortization cost incurred in relation to the licensed media content of Forensic Psychologist was $11,750. Cost of revenues increased by $3,990,159 from $3,628 in the same period of 2021 which was mainly due to the increase in sales of our movie remake license Digital Ownership Tokens. For the three months ended September 30, 2021, we incurred cost of revenues of $3,628.

Technology and Development Expenses

Technology and development expenses increased by $8,120,612 for the three months ended September 30, 2022, as compared to prior year period, due primarily to increase in (i) development costs for metaverse and artificial intelligence engine charged by a related company owned by the major shareholder of the Company, (ii) management service fee charged by a related company owned by the major shareholder of the Company, and (iii) non-cash consultancy expenses charged by consultants for technology development for blockchain for Media and Entertainment segment. For the three months ended September 30, 2021, no such expenses incurred.

Sales and Marketing Expenses

Sales and marketing expenses increased by $169,478 for the three months ended September 30, 2022, as compared to the prior year period, due primarily to increase in (i) non-cash consultancy expenses charged by consultants for marketing events for Media and Entertainment segment, and (ii) management service fee charged by a related company owned by the major shareholder of the Company. For the three months ended September 30, 2021, no such expenses incurred.

Corporate Development Expenses

Corporate development expenses increased by $71,923 for the three months ended September 30, 2022, as compared to the prior year period, due primarily to increase in (i) non-cash consultancy expenses charged by consultants for services rendered in strategic development and directives for Media and Entertainment segment ,and building up a portfolio of business partners, industry participants and specialists, and (ii) management service fee charged by a related company owned by the major shareholder of the Company. For the three months ended September 30, 2021, no such expenses incurred.

General and Administrative Expenses (“G&A”)

General and administrative expenses increased by $641,774, to $726,748 for the three months ended September 30, 2022, as compared to the prior year period, due primarily to increase in (i) management service fee charged by a related company owned by the major shareholder of the Company, (ii) non-cash consultancy expenses charged by consultants for rendered in general and administrative function for Media and Entertainment segment, including legal, finance, executive and other support operations, and (iii) directors’ remuneration charged by the director and former director of the Company. For the three months ended September 30, 2021, we incurred general and administrative expenses of $84,974.

Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021

The following table sets forth selected financial data from our statements of operations and comprehensive loss for the periods indicated:

	For the Nine Months Ended September 30,
	2022	2021
Revenues:
Media & entertainment segment	$6,490,552	$–
Consulting business segment	24,735	177,017
Total revenues	6,515,287	177,017
Cost of revenues:
Media & entertainment segment	(4,829,421)	–
Consulting business segment	(25,533)	(60,967)
Total cost of revenues:	(4,854,954)	(60,967)
Gross profit	1,660,333	116,050
Operating expenses:
Technology and development expenses	(8,727,704)	–
Sales and marketing expenses	(358,854)	–
Corporate development expenses	(204,793)	–
General and administrative expenses	(1,985,409)	(183,611)
Impairment loss of digital assets	(4,063)	–
Total operating expenses	(11,280,823)	(183,611)
Loss from operations	(9,620,490)	(67,561)
Other (expense) income, net	(18,556)	–
Loss before income taxes	(9,639,046)	(67,561)
Income tax credit	3,820	–
Net loss	$(9,635,226)	$(67,561)

Revenues

During the nine months ended September 30, 2022, no customer accounted for 10% or more of our total net revenues.

During the nine months ended September 30, 2021, the following customers accounted for 10% or more of our total net revenues.

	For the Nine Months Ended September 30, 2021			As of September 30, 2021
Customer	Revenue	Percentage of revenue		Accounts receivable
Axiom Global HK Limited	$101,026	57%		$–
Video Commerce Group Limited	75,315	43%		–
Total:	$176,341	100%	Total:	$

For the nine months ended September 30, 2022, our revenue from media and entertainment segment increased by $6,490,552, The increase was primarily due to an increase in revenue of (i) $6,289,680 from our movie remake license Digital Ownership Tokens, and (ii) $83,029 from our Forensic Psychologist Hybrid Digital Ownership Tokens.

Cost of Revenues

Cost of revenues of $4,854,954 for the nine months ended September 30, 2022 consisted primarily of the cost of intellectual property licenses and amortization on licensed media content. The amortization cost incurred in relation to the licensed media content of Forensic Psychologist was $35,810. Cost of revenues increased by $4,793,987 from $60,967 in the same period of 2021 which was mainly due to the increase in sales of our movie remake license Digital Ownership Tokens. As a result of the termination of service prior to completion, a gross loss was incurred on the consulting business segment. For the nine months ended September 30, 2021, we incurred cost of revenues of $60,967.

Technology and Development Expenses

Technology and development expenses increased by $8,727,704 for the nine months ended September 30, 2022, as compared to prior year period, due primarily to increase in (i) development costs for metaverse and artificial intelligence engine charged by a related company owned by the major shareholder of the Company, (ii) management service fee charged by a related company owned by the major shareholder of the Company, (iii) costs for the digital ownership token (“DOT”) development and improvement, and (iv) non-cash consultancy expenses charged by consultants for technology development for blockchain for Media and Entertainment segment. For the nine months ended September 30, 2021, no such expenses incurred.

Sales and Marketing Expenses

Sales and marketing expenses increased by $358,854 for the nine months ended September 30, 2022, as compared to the prior year period, due primarily to increase in (i) non-cash consultancy expenses charged by consultants for marketing events for Media and Entertainment segment, (ii) management service fee charged by a related company owned by the major shareholder of the Company, and (iii) marketing expenses for social media marketing. For the nine months ended September 30, 2021, no such expenses incurred.

Corporate Development Expenses

Corporate development expenses increased by $204,793 for the nine months ended September 30, 2022, as compared to the prior year period, due primarily to increase in (i) non-cash consultancy expenses charged by consultants for services rendered in strategic development and directives of the Company, and building up a portfolio of business partners, industry participants and specialists, and (ii) management service fee charged by a related company owned by the major shareholder of the Company. For the nine months ended September 30, 2021, no such expenses incurred.

General and Administrative Expenses (“G&A”)

General and administrative expenses increased by $1,801,798, to $1,985,409 for the nine months ended September 30, 2022, as compared to the prior year period, due primarily to increase in (i) management service fee charged by a related company owned by the major shareholder of the Company, (ii) non-cash consultancy expenses charged by consultants for rendered in general and administrative function for Media and Entertainment segment, including legal, finance, executive and other support operations, and (iii) directors’ remuneration charged by the director and former director of the Company. For the nine months ended September 30, 2021, we incurred general and administrative expenses of $183,611.

Liquidity and Capital Resources

Working Capital

As of September 30, 2022, we had cash and cash equivalents of $25,711, digital assets of $13,802, inventories of $5,215,500, amount due from related parties of $20,012, prepaid expenses and other current assets of $100,709.

As of December 31, 2021, we had cash and cash equivalents of $28,124, digital assets of $98,862, prepaid expenses and other current assets of $16,746.

As of September 30, 2022 and December 31, 2021, we had working capital deficit of $1,857,846 and $2,264,060, respectively.

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

During the period, we did not pay dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisition or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

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

The following summarizes the key component of our cash flows for the nine months ended September 30, 2022 and 2021.

	For the Six Months Ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$510	$(45,129)
Net cash used in investing activity	(1,886)	(3,493)
Net cash provided by financing activity	–	49,789

Net Cash Provided By (Used In) Operating Activities

For the nine months ended September 30, 2022, net cash provided by operating activities was $510, which consisted primarily of a net loss of $9,635,226, an increase in prepaid expenses and other current assets of $88,169, and a decrease in income tax payable of $3,820, offset by an increase in accrued liabilities and other payables of $57,825, an increase in accrued consulting and service fee of $1,979,760, and an increase in amounts due to related parties of $2,784,057, and adjusted for non-cash items such as amortization of $36,523, digital assets received as revenue of $6,490,552, digital assets paid for expense of $6,552,995, digital assets purchased / exchanged of $2, impairment loss of digital assets of $4,063, loss on sale, use or exchange of digital assets of $18,556, and shares issued in lieu of inventories purchased of $4,784,500.

For the nine months ended September 30, 2021, net cash used in operating activities was $45,129, which consisted of a net loss of $67,561, an increase in loans and interest receivable of $19,041, an increase in prepaid expenses and other current assets of $2,829, offset by an increase in accrued liabilities and other payables of $44,302.

Net Cash Used In Investing Activity

For the nine months ended September 30, 2022, net cash used in investing activity was $1,886, which consisted of payment of acquire intangible assets of $1,886.

For the nine months ended September 30, 2021, net cash used in investing activity was $3,493, which consisted of payment to acquire intangible assets of $3,493.

Net Cash Provided by Financing Activity

For the nine months ended September 30, 2022, no financing activity incurred.

For the nine months ended September 30, 2021, net cash provided by financing activity was $49,789, which consisted of advance from related parties of $49,789.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of September 30, 2022:

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Amounts due to related parties	$3,076,813	$3,076,813	$–	$–	$–
Tax obligation	1,263	1,263	–	–	–
Accrued consulting and service fee	4,052,178	4,052,178	–	–	–
Other contractual liabilities(1)	103,326	103,326	–	–	–
Total obligations	$7,233,580	$7,233,580	$–	$–	$–

____________________

(1) Includes all obligations included in “Accrued liabilities and other payable” in current liabilities in the “Unaudited Condensed Consolidated Balance Sheets” that are contractually fixed as to timing and amount.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were effective as of September 30, 2022.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

In July 2022, the Company’s wholly-owned subsidiary Marvion Group Limited entered into a technical knowhow license and servicing agreement (the “Servicing Agreement”) with Total Chase Limited (“Total Chase”), a company controlled by its major shareholder of the Company, pursuant to which the Company engaged Total Chase to develop the technical knowhow during a three-year term. Total Chase is the parent company of Marvel Digital AI Limited (“MDAI”) that own intellectual properties and provide technical development services to Total Chase. The technical knowhow consists of visual intelligence engine, speech recognition engine, text analytics engine, emotion recognition engine, motion recognition engine, AI agent creation engine, and metaverse development. Under the terms of the Servicing Agreement, the Company is required to pay to Total Chase an aggregate of $50 million for the development of technical knowhow. The consideration is payable in cash or cryptocurrencies. All MDAI’s proprietary items remained the sole and exclusive property of MDAI, Total Chase will grant the Company a perpetual, non-exclusive, paid-up license to use certain MDAI’s proprietary items. The foregoing description of the Servicing Agreement is qualified in its entirety by reference to such agreement which is filed as Exhibit 10.7 to this quarterly report on Form 10-Q and incorporated herein by reference.

The Company charged all related development costs to expenses as incurred and recognized as “Technology and development expenses” in the unaudited condensed consolidated statement of operations. During the nine months ended September 30, 2022, the Company incurred the related development fee of $8,000,000 and paid $5,974,040.

Item 6. Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation (1)
3.2	Amended and Restated Certificate of Designation, Preferences and Rights of Series B Preferred Stock (5)
3.3	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock (1)
4.2	Description of Securities (2)
10.1	Share Exchange Agreement Version 2021001 posted and available for public on 18 October, 2021 on http://www.marvion.media/ (1)
10.2	Confirmation dated October 18, 2021 by and among Lee Ying Chiu Herbert, So Han Meng Julian and Bonanza Goldfields Corp. (1)
10.3	Equity Purchase Agreement, dated April 1, 2022, by and between Bonanza Goldfields Corp. and Williamsburg Venture Holdings, LLC, a Nevada limited liability company (3)
10.4	Registration Rights Agreement, dated April 1, 2022, by and between Bonanza Goldfields Corp. and Williamsburg Venture Holdings, LLC, a Nevada limited liability company (3)
10.5	Intellectual Property Sale and Purchase Agreement, dated April 14, 2022, by and between Marvion Private Limited, a Singapore limited liability company, and Euro Amazing Limited, a Hong Kong limited liability company (4)
10.6	Services Agreement, dated April 1, 2022, by and between Marvion Group Limited and Marvel Digital Group Limited (6)
10.7	Technical Knowhow License and Servicing Agreement, by and between Marvion Group Limited and Total Chase Limited *
10.8	Share Swap Agreement, dated October 25, 2022, by and between Bonanza Goldfields Corp. and China Information Technology Development Limited. (7)
21	Subsidiaries as of 30 September, 2022 *
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

_______________________

*	Filed Herewith.

(1)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 26, 2021.
(2)	Incorporated by reference to Item 11 of Amendment No. 7 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 9, 2022.
(3)	Incorporated by reference to the Exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2022.
(4)	Incorporated by reference to the Exhibits to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2022.
(5)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on December 14, 2021.
(6)	Incorporated by reference to the Exhibits to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2022.
(7)	Incorporated by reference to the Exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BONANZA GOLDFIELDS CORP.

Date: October 28, 2022	By:	/s/ Tee Soo TAN
Name: Tee Soo TAN
Title: Chief Executive Officer

Date: October 28, 2022	By:	/s/ Man Chung CHAN
Name: Man Chung CHAN
Title: Chief Financial Officer

