Form 10-K
period 2022-12-31
Bonanza Goldfields Corp.
filed 2023-04-17
CIK 1439264

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53612

BONANZA GOLDFIELDS CORP.

(Exact name of registrant as specified in its charter)

nevada	26-2723015
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

21st Floor, Centennial Tower, 3 Temasek Avenue, Singapore 039190
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at March 31, 2023
Common Stock, $0.0001 par value per share	1,942,681,876 shares

The aggregate market value of the 638,094,054 shares of Common Stock of the registrant held by non-affiliates on June 30, 2022 was $1,659,045, the last business day of the registrant’s second quarter, computed by reference to the closing price reported by the Over-the-Counter Bulletin Board on that date is $0.0026.

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

•	Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business. Please see “Risk Factors-We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.” set forth in the Form 10.

iii

•	We are a holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and Singapore. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends. Please see ”Risk Factors- Because our holding company structure creates restrictions on the payment of dividends, our ability to pay dividends is limited.” set forth in the Form 10.
•	There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. We rely on dividends from our Hong Kong subsidiary for our cash and financing requirements, such as the funds necessary to service any debt we may incur. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Please see the following risk factors set forth in the Form 10: “Risk Factors - Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock.”; “Risk Factors - PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand business.”; “Risk Factors - Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.” and “Transfers of Cash to and from our Subsidiaries.”
•	PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our operating subsidiaries in Hong Kong. Substantial uncertainties exist with respect to the interpretation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations. Please see ‘Risk Factors- PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business.” set forth in the Form 10.
•	In light of China’s extension of its authority into Hong Kong, the Chinese government can change Hong Kong’s rules and regulations at any time with little or no advance notice, and can intervene and influence our operations and business activities in Hong Kong. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, if our subsidiaries or the holding company were required to obtain approval in the future, or we erroneously conclude that approvals were not required, or we were denied permission from Chinese authorities to operate or to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange and the value of our common stock would likely significantly decline or become worthless, which would materially affect the interest of the investors. There is a risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers, which could result in a material change in our operations and/or the value of our securities. Further, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers would likely significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see the following risk factors set forth in Form 10: “Risk Factors-We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in Hong Kong and accordingly on the results of our operations and financial condition.” and “The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.”

iv

•	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.
•	We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers. Please see “Risk Factors- The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.” set forth in the Form 10.
•	Under the Enterprise Income Tax Law of the PRC (“EIT Law”), we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders. Please see “Risk Factors- Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth in the Form 10.
•	Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident Shareholders to personal liability, may limit our ability to acquire Hong Kong and PRC companies or to inject capital into our Hong Kong subsidiary, may limit the ability of our Hong Kong subsidiaries to distribute profits to us or may otherwise materially and adversely affect us.
•	The recent joint statement by the SEC and PCAOB, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (HFCAA) which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the U.S. Securities and Exchange Commission adopted rules to implement the HFCAA. Pursuant to the HFCAA, the Public Company Accounting Oversight Board (PCAOB) issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Please see “Risk Factors- The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.” set forth in the Form 10.
•	You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of shares of our common stock. Please see “Risk Factors- Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.” set forth in the Form 10.
•	We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies. Please see “Risk Factors- We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.” set forth in the Form 10.

v

•	We are organized under the laws of the State of Nevada as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong, Singapore and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in Hong Kong against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries. Please see “Risk Factors- It may be difficult for stockholders to enforce any judgment obtained in the United States against us, which may limit the remedies otherwise available to our stockholders.” set forth in the Form 10.
•	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.
•	There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits. Please see “Risk Factors- Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth in the Form 10.

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

Bonanza Goldfields Corp. is permitted under the Nevada laws to provide funding to and receive funding from our subsidiaries in Hong Kong through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. Our Hong Kong subsidiaries, Marvion (Hong Kong) Limited and Typerwise Limited (“Typerwise”), and our Singapore subsidiary Marvion Private Limited, are also permitted under the laws of Hong Kong and Singapore to provide and receive funding to and from Bonanza Goldfields Corp. through dividend distribution without restrictions on the amount of the funds. As of the date of this report, there has been no dividends or distributions among the holding company or the subsidiaries nor do we expect such dividends or distributions to occur in the foreseeable future among the holding company and its subsidiaries.

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

vi

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

There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Please see the following risk factors set forth in the Form 10: “Risk Factors - Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock.”; “Risk Factors - PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand business.”; “Risk Factors - Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.”

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

vii

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

viii

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

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Form 10.

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

ix

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

We are not a Hong Kong operating company but a Nevada holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and Singapore. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiaries and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Bonanza Goldfields Corp. and its Hong Kong subsidiaries are not required to obtain permission from the Chinese authorities including the China Securities Regulatory Commission, or CSRC, or Cybersecurity Administration Committee, or CAC, to operate or to issue securities to foreign investors. However, in light of the recent statements and regulatory actions by the PRC government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we (the parent company and our subsidiaries) may be subject to the risks of uncertainty of any future actions of the PRC government in this regard including the risk that we inadvertently conclude that such approvals are not required, that applicable laws, regulations or interpretations change such that we are required to obtain approvals in the future, or that the PRC government could disallow our holding company structure, which would likely result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. These adverse actions would likely cause the value of our common stock to significantly decline or become worthless. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the Chinese Securities Regulatory Commission, if we fail to comply with such rules and regulations, which would likely adversely affect the ability of the Company’s securities to continue to trade on the Over-the-Counter Bulletin Board, which would likely cause the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our operations in Hong Kong, please refer to “Risk Factors – Risk Relating to Doing Business in Hong Kong.” set forth in the Form 10.

We are authorized to issue up to 1,970,000,000 shares of our common stock, par value $0.0001. Our Board has also designated the following classes of preferred stock: (i) the Series A Preferred Stock,” par value $0.0001, with 10,000,000 authorized shares, all of which are issued and outstanding; (ii) “Series B Preferred Stock,” par value $0.0001, with 1,000,000 authorized shares, 366,346 of which are issued and outstanding; and (iii) the “Series C Convertible Preferred Stock,” par value $0.001, with 1 authorized share, all of which are issued and outstanding. The voting and conversion rights of each series of preferred stock and the beneficial ownership of such securities by insiders are summarized below:

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

We reported a net loss of $10,047,662 and $2,121,074 for the years ended December 31, 2022 and 2021, respectively. We had current assets of $4,554,319 and current liabilities of $6,823,919 as of December 31, 2022. As of December 31, 2021, our current assets and current liabilities were $143,732 and $2,407,792, respectively. The financial statements for the years ended December 31, 2021 and 2020 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and short-term and long-term debts.

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

Market Overview

Our Business.

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

At present, we see three core pillars of revenue generating operations in our business:

Current Revenue Generating Operation

We currently derive revenue from the sale of DOTs on our MetaStudio [https://www.marvion.media/], which is operated through our subsidiary, Marvion Group Limited. The revenue generated from sales of DOTs has superseded the revenue generated by Typerwise Limited, and accordingly, we no longer consider Typerwise’s business a significant part of business. Our DOTs is a part of our IP Remake Licence initiative, whereby consumers are able to purchase DOTs on our MetaStudio [https://www.marvion.media/] with the licence to remake movies sequels, series, digital games etc. For the year ended December 31, 2022, we generated $11,457,863 of revenues from this business segment. We intend to continue to focus on growing this business segment over the next 12 months. In this respect, we hope to become the largest global marketplace for such licenses thereby providing easy access for professionals and amateurs to exploit existing intellectual property.

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

Other Events

The Company entered into a Share Swap Agreement with China Information Technology Development Limited (Stock Code: 8178.HK), a company listed in the Stock Exchange of Hong Kong Limited (“CITD”), pursuant to which BONZ agreed to acquire 26,520,386 Ordinary Shares of CITD, constituting approximately 5.15% of the issued share capital of CITD and approximately 4.9% of the enlarged issued share capital of CITD, in consideration of 218,574,609 shares of BONZ’s common stock, constituting approximately 11.25% of the issued and outstanding common stock of BONZ and approximately 0.153% of BONZ’s issued and outstanding common stock and common stock committed to be issued, in accordance with the terms and conditions of that certain Share Swap Agreement, dated October 25, 2022, by and between BONZ and CITD (the “Share Swap Agreement”). The share swap transaction contemplated in the Share Swap Agreement is anticipated to close 90 days from October 25, 2022, or such other later date as is necessary to comply with all applicable rules and regulations of the United States of America and Hong Kong in respect of the share swap transaction.

The Company will not issue any shares of common stock to CITD until its corporate action to increase its authorized share capital pending with FINRA has been approved.

The foregoing description of the Share Swap Agreement is qualified in its entirety by reference to the Share Swap Agreement, which is filed as Exhibit 10.3 to this Annual Report and incorporated herein by reference.

Marvion Group Limited, a British Virgin Islands private limited company and subsidiary of the Company, entered into an Technical Knowhow License and Servicing Agreement with DataCube Research Centre Limited, a Hong Kong limited company (“DataCube”), pursuant to which DataCube agreed to provide certain technical knowhow including visual intelligence engine, speech recognition engine, text analytics engine, emotion recognition engine, motion recognition engine, and AI agent creation engine, during a three-year term in consideration of an aggregate of Forty-Two Million Dollars ($42,000,000) in accordance with the terms and conditions of that certain Technical Knowhow License and Servicing Agreement, dated as of November 8, 2022, by and between Marvion Group Limited, a British Islands private limited company, and DataCube (the “DataCube Agreement”). The consideration is payable in cash or cryptocurrencies. The DataCube Agreement contains normal and customary provisions relating to indemnification and ownership of intellectual property. DataCube is a subsidiary of CITD.

The foregoing description of the DataCube Agreement is qualified in its entirety by reference to the DataCube Agreement, which is filed as Exhibit 10.4 to this Annual Report and incorporated herein by reference.

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

During the year ended December 31, 2022, there was no single customer who accounted for 10% or more of the Company’s revenues.

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

CORPORATE INFORMATION

Our principal executive and registered offices are located at 37/F, Singapore Land Tower, 50 Raffles Place, Singapore 039190, telephone number +65 6829 7029.

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

We are required to contribute to the Mandatory Provident Fund (“MPF”) for all eligible employees in Hong Kong between the ages of eighteen and sixty five. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. For the years ended December 31, 2022 and 2021, the MPF contributions by us were $0 and $1,351, respectively. We have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

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

We have internally conducted our own analysis and have concluded that our DOTs are not a “security” under applicable laws. Regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC, a foreign regulatory authority, or a court were to determine that our DOTs is a “security” under applicable laws. However, if the interpretation or enforcement of the laws and regulations regarding digital assets’ change, if we erroneously conclude that our DOTs are not securities, our operations would likely be materially and adversely affected such that we may be unable to continue to mint DOTs or the SEC, a foreign regulatory authority, or a court determines that our DOTs constitutes a security, we could become subject to judicial or administrative sanctions for failing to offer or sell the digital asset in compliance with the registration requirements of Section 5 of the Securities Act, or for acting as a broker, dealer, or national securities exchange without appropriate registration in the future. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. Users of our DOTs could also seek to rescind our sales transactions as the basis that it was conducted in violation of applicable law, which could subject us to significant liability. We may also be required to cease minting and selling our DOTs, which could negatively impact our business, operating results, and financial condition. If we are unable to mint our own DOTs, our results of operations and financial condition may be harmed and the value of your investment in us materially and adversely affected.

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

Furthermore, as Article 177 is a recently promulgated provision, it remains unclear as to how it will be interpreted, implemented or applied by the Chinese Securities Regulatory Commission or other relevant government authorities. As such, there are uncertainties as to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) be permitted to inspect the issuer's public accounting firm within three years. This three year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. If the U.S. securities regulatory agencies are unable to conduct such investigations, there exists a risk that they may determine to suspend or de-register our registration with the SEC and may also delist our securities from applicable trading market within the US.

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

Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.

We are a holding company whose primary assets are our ownership of the equity interests in our subsidiaries. We conduct no other business and, as a result, we depend entirely upon our subsidiaries’ earnings and cash flow to meet cash and financing requirements. If we decide in the future to pay dividends or make other payments, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. Our subsidiaries and projects may be restricted in their ability to pay dividends, make distributions or otherwise transfer funds to us prior to the satisfaction of other obligations, including the payment of operating expenses or debt service, appropriation to reserves prescribed by laws and regulations, covering losses in previous years, restrictions on the conversion of local currency into U.S. dollars or other hard currency, completion of relevant procedures with governmental authorities or banks and other regulatory restrictions. Under the applicable PRC laws and regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China is required to set aside a portion of its after-tax profit to fund specific reserve funds prior to payment of dividends. In particular, at least 10% of its after-tax profits based on PRC accounting standards each year is required to be set aside towards its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of any of these currencies into U.S. dollars may adversely affect the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars. For a detailed description of the potential government regulations facing the Company associated with our operations in Hong Kong and on restrictions on payments from our subsidiaries, please refer to “Government and Industry Regulations –China and “Transfers of Cash to and From our Subsidiaries.” We do not presently have any intention to declare or pay dividends in the future. You should not purchase shares of our common stock in anticipation of receiving dividends in future periods.

Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock.

Most of our cash is maintained in Hong Kong Dollars. We rely on dividends from our Hong Kong subsidiaries for our cash and financing requirements, such as the funds necessary to service any debt we may incur. There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Current PRC regulations permit PRC subsidiaries to pay dividends to foreign parent companies only out of their accumulated after-tax profits upon satisfaction of relevant statutory condition and procedures, if any, determined in accordance with Chinese accounting standards and regulations. In addition, PRC subsidiaries are required to set aside at least 10% of their accumulated profits each year, if any, to fund certain reserve funds until the total amount set aside reaches 50% of its registered capital. Furthermore, if PRC subsidiaries and their subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to the foreign parent company, which may restrict the ability of the foreign parent company to satisfy its liquidity requirements. If such restrictions on dividend and other payments are interpreted to apply to Hong Kong entities, our ability to rely on payments from our Hong Kong subsidiary will be adversely affected.

In addition, the Enterprise Income Tax Law of the PRC, or the PRC EIT Law, and its implementation rules provide that withholding tax rate of 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC-resident enterprises are incorporated. For a detailed description of the potential government regulations facing the Company and the offering associated with our operations in Hong Kong, please refer to “Government and Industry Regulations – Regulations Relating to Foreign Exchange and Dividend Distribution.”

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

Substantially all of our assets and a majority of our officers and directors are located in Hong Kong. The balance of our directors and officers are located in Singapore. As a result, it may be difficult for stockholders to enforce any judgment obtained in the United States against us, our officers or directors, which may limit the remedies otherwise available to our stockholders.

Substantially all of our assets are located in Hong Kong. Moreover, a majority of our current directors and officers are Hong Kong nationals or are otherwise located in Hong Kong with the balance located in Singapore. All or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for our stockholders to effect service of process within the United States upon our subsidiaries or any individuals. In addition, there is uncertainty as to whether the courts of Hong Kong or the PRC would recognize or enforce judgments of U.S. courts obtained against us or our officers and/or directors predicated upon the civil liability provisions of Hong Kong against us or such persons predicated upon the securities laws of the United States or any state thereof. It is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties under the United States Federal securities laws or otherwise.

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

We have issued and outstanding 10,000,000 shares of Series A Preferred Stock and 1 share of Series C Convertible Preferred Stock which have potentially dilutive impacts on voting or beneficial ownership. While holders of the Series A Preferred Stock cannot convert their securities into common stock, each one share of Series A Preferred Stock is entitled to vote 200 shares on matters submitted to a vote of our shareholders. Holders of the Series C Preferred Stock cannot vote on matters submitted to a vote of the shareholders but are entitled to convert the sole outstanding share of Series C Preferred Stock into 9.99% our of issued and outstanding common stock less the number of shares of common stock then held by the holder. Lee Ying Chiu Herbert, our director owns all 10 million issued and outstanding shares of our Series A Preferred Stock and the sole outstanding share of Series C Preferred Stock. As a result, Dr. Lee, our director controls the voting power of approximately 81% of our common stock, as calculated on a fully diluted basis, as of the date of this registration statement. Upon issuance of the balance of 129,860,254,628 shares of common stock due to him, Dr. Lee will control in excess of 99.45% of the voting power of our common stock, as calculated on a fully diluted basis.

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

Under NASDAQ stock exchange rule 5615(c)(1), a “controlled company” is defined as a “company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company.” As of the date of this prospectus, Lee Ying Chiu Herbert beneficially owns 1,129,587,822 shares of our common stock, or approximately 60.48% of our issued and outstanding shares of common stock and 10,000,000 share of our Series A Preferred Stock, or approximately 100% of our issued and outstanding shares of Series A Preferred Stock, and 337,000 shares of our Series B Preferred Stock, or approximately 91.99% of our issued and outstanding shares of Series B Preferred Stock and 1 share of our Series C Preferred Stock, or approximately 100% of our issued and outstanding shares of Series C Preferred Stock. So Han Meng Julian, our director, beneficially owns 100,000,000 shares of our common stock, or approximately 5.35% of our issued and outstanding shares of common stock. Each of Messrs. Lee and So are entitled to an additional 129,860,254,628 and 8,608,462,003, respectively, shares of our common stock in connection with our acquisition of Marvion Holdings Limited. After the issuance of the second tranche of shares of common stock, our directors will beneficially own in excess of 99.55% of our issued and outstanding shares of our common stock. As a result, Dr. Lee will have significant influence to:

•	Elect or defeat the election of our directors;
•	Amend or prevent amendment of our articles of incorporation or bylaws;
•	Effect or prevent a merger, sale of assets or other corporate transaction; and
•	Effect the outcome of any other matter submitted to the stockholders for vote.

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

The market prices for our securities may be volatile and may fluctuate substantially due to many factors, including:

•	market conditions in the business marketing services and digital assets services sectors or the economy as a whole;
•	price and volume fluctuations in the overall stock market;
•	announcements of the introduction of new products and services by us or our competitors;
•	actual fluctuations in our quarterly operating results, and concerns by investors that such fluctuations may occur in the future;
•	deviations in our operating results from the estimates of securities analysts or other analyst comments;
•	additions or departures of key personnel;
•	legislation, including measures affecting e-commerce or infrastructure development; and
•	developments concerning current or future strategic collaborations.

ITEM 1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

Our corporate and executive office is located at 21st Floor, Centennial Tower, 3 Temasek Avenue, Singapore 039190, telephone number +65 6829 7029. We are parties to commit with office service agreement at a monthly rate of $103, in a term of 13 months.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information.

Shares of our common stock are quoted on the OTC Pink under the symbol “BONZ”. As of March 31, 2023, the last closing price of our securities was $0.0015.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the Pink Sheets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended December 31, 2021:
Fourth Quarter	$0.003	$0.0016
Third Quarter	$0.0037	$0.0019
Second Quarter	$0.005	$0.0026
First Quarter	$0.068	$0.0039

Fiscal year ended December 31, 2021:
Fourth Quarter	$0.032	$0.0036
Third Quarter	$0.0377	$0.0041
Second Quarter	$0.015	$0.0051
First Quarter	$0.035	$0.0025

(b)  Approximate Number of Holders of Common Stock

As of March 31, 2023, there were approximately 49 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

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

(e)  Recent Sales of Unregistered Securities

None.

ITEM 6. RESERVED.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended December 31, 2022 and 2021. The discussion and analysis that follows should be read together with the section entitled “Cautionary Note Concerning Forward-Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

We are at a development stage company and reported a net loss of $10,047,662 and $2,121,074 for the years ended December 31, 2022 and 2021, respectively. We had current assets of $4,554,319 and current liabilities of $6,823,919 as of December 31, 2022. As of December 31, 2021, our current assets and current liabilities were $143,732 and $2,407,792, respectively.

Our financial statements for the years ended December 31, 2022 and 2021 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

Results of Operations.

Comparison of the fiscal years ended December 31, 2022 and 2021

The following table sets forth certain operational data for the years indicated:

	Fiscal Years Ended December 31,
	2022	2021
Revenues:		–
Media & entertainment segment	$11,457,863	$95,955
Consulting business segment	24,743	201,137
Total revenue	11,482,606	297,092
Cost of revenue:
Media & entertainment segment	(8,669,404)	(14,035)
Consulting business segment	(25,541)	(73,788)
Total cost of revenue	(8,694,945)	(87,823)
Gross profit	2,787,661	209,269
Operating expenses:
Sales and marketing	(784,133)	(185,363)
Technology and development	(9,004,045)	(124,148)
Corporate development	(285,361)	(680,000)
Impairment loss on digital assets	(4,076)	(1,640)
General and administrative expenses	(2,743,432)	(1,334,066)
Loss from operation	(10,033,386)	(2,115,948)
Other income (expense), net	(18,097)	–
Loss before income taxes	(10,051,483)	(2,115,948)
Income tax credit (expense)	3,821	(5,126)
Net loss	$(10,047,662)	$(2,121,074)

Revenue

For the year ended December 31, 2022, there was no single customer who accounted for 10% or more of the Company’s revenues.

During the year ended December 31, 2021, the following customers accounted for 10% or more of our total net revenues

	Year ended December 31, 2021			December 31, 2021
Customer	Revenues	Percentage of revenues		Accounts receivable
Axiom Global HK Limited	$100,950	34%		$–
Video Commerce Group Limited	100,187	34%		–
Total:	$201,137	68%	Total:	$–

For the year ended December 31, 2022, our revenue from media and entertainment segment increased by $11,361,908, The increase was primarily due to an increase in revenue of (i) $11,244,500 from our movie remake license Digital Ownership Tokens, and (ii) $83,029 from our Forensic Psychologist Hybrid Digital Ownership Tokens.

Cost of Revenue

Cost of revenues of $8,694,945 for the year ended December 31, 2022 consisted primarily of the cost of intellectual property licenses and amortization on licensed media content. The amortization cost incurred in relation to the licensed media content of Forensic Psychologist was $47,628. Cost of revenues increased by $8,607,122 from $87,823 in the same period of 2021 which was mainly due to the increase in sales of our movie remake license Digital Ownership Tokens. As a result of the termination of service prior to completion, a gross loss was incurred on the consulting business segment. Cost of revenue of approximately $87,823 for the year ended December 31, 2021 consisted primarily of amortization on licensed media content, token minting cost and consultancy fee.

Gross Profit

We achieved a gross profit of $2,787,661 and $209,269 for the years ended December 31, 2022 and 2021, respectively. The increase in gross profit is attributable to an increase in our media & entertainment volume.

Sales and Marketing Expenses

Sales and marketing expenses increased by $598,770 for the year ended December 31, 2022, as compared to the prior year period, due primarily to increase in (i) non-cash consultancy expenses charged by consultants for marketing events for Media and Entertainment segment, (ii) management service fee charged by a related company owned by the major shareholder of the Company, and (iii) marketing expenses for social media marketing.

Sales and marketing expenses of $185,363 for the year ended December 31, 2021 primarily include costs related to public relations, advertising and marketing programs, and personnel-related expenses.

Technology and Development Expenses

Technology and development expenses increased by $8,879,897 for the year ended December 31, 2022, as compared to prior year period, due primarily to increase in (i) development costs for metaverse and artificial intelligence engine charged by a related company owned by the major shareholder of the Company, (ii) management service fee charged by a related company owned by the major shareholder of the Company, (iii) costs for the digital ownership token (“DOT”) development and improvement, and (iv) non-cash consultancy expenses charged by consultants for technology development for blockchain for Media and Entertainment segment.

Technology and development expenses of $124,148 for the year ended December 31, 2021 include personnel-related expenses incurred in operating, maintaining and enhancing our websites and platform, and costs incurred in developing new website and ecommerce platform.

Corporate Development Expenses

Corporate development expenses of $285,361 and $680,000 for the year ended December 31, 2022 and 2021 respectively primarily include personnel-related expenses incurred to support our corporate development.

General and Administrative Expenses (“G&A”)

General and administrative expenses increased by $1,331,366, to $2,743,432 for the year ended December 31, 2022, as compared to the prior year period, due primarily to increase in (i) management service fee charged by a related company owned by the major shareholder of the Company, (ii) non-cash consultancy expenses charged by consultants for rendered in general and administrative function for Media and Entertainment segment, including legal, finance, executive and other support operations, and (iii) directors’ remuneration charged by the director and former director of the Company.

General and administrative expenses of $1,334,066 for the years ended December 31, 2021. These expenses primarily include consulting fees, personnel related expenses, as well as costs incurred on other professional fees incurred in connection with general operations of the Company.

Income Tax Expense

We incurred income tax credit of $3,821 during the year ended December 31, 2022.

We incurred income tax expense of $5,126 during the year ended December 31, 2021.

Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the years ended December 31, 2022 and 2021.

	Years ended December 31,
	2022	2021
Net cash used in operating activities	$(1,186,667)	$(98,968)
Net cash used in investing activities	$(1,898)	$(153,709)
Net cash provided by financing activities	$1,256,736	$279,418

Net Cash Used In Operating Activities

For the year ended December 31, 2022, net cash provided by operating activities was $1,186,668, which consisted primarily of a net loss of $10,047,662, an increase in prepaid expenses and other current assets of $3,037,874, and a decrease in income tax payable of $3,821, offset by an increase in accrued liabilities and other payables of $57,009, and an increase in accrued consulting and service fee of $3,099,529, and adjusted for non-cash items such as amortization of $48,578, revenue received by digital assets of $2,715,029, expense settled by digital assets of $11,389,972, digital assets purchased / exchanged of $2, impairment loss of digital assets of $40,676, loss on sale, use or exchange of digital assets of $18,556.

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

Net Cash Used In Investing Activities

For the year ended December 31, 2022, net cash used in investing activity was $1,898, which consisted of payment of acquire intangible assets of $1,898.

For the year ended December 31, 2021, net cash used in investing activities was $153,709, which mainly consisted of purchase of intangible assets of $153,709.

Net Cash Provided by Financing Activities

For the year ended December 31, 2021, net cash provided by financing activities was $1,256,736, which consisted of advance from directors of $1,187,160 and advance from related parties of $69,576.

For the year ended December 31, 2021, net cash provided by financing activities was $279,418, which consisted of advance from directors of $278,529 and advance from related parties of $889.

Working Capital

As of December 31, 2022, we had cash and cash equivalents of $99,274, digital assets of $10,203, inventories of $1,387,500, prepayments and other receivables of $3,057,342.

As of December 31, 2022 and 2021, we had working capital deficit of $2,269,600 and working capital deficit of $2,264,060, respectively.

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

Material Cash Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2023 to be significantly higher than 2022. As of December 31, 2022, we had an accumulated deficit of $26,205,029. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

We had no contractual obligations and commercial commitments as of December 31, 2022 and 2021.

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

Inventories

Inventory consists of adaptation rights products, which are stated at the lower of cost (first-in, first-out method) or net realizable value. Management regularly reviews inventory on an item-by-item basis and provides an inventory allowance based on excess or obsolete inventory determined primarily by anticipated future demand for our products. Inventory allowance is measured as the difference between the cost of the inventory and market value, based on assumptions about future demand that are inherently difficult to assess. As of December 31, 2022 and 2021, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

Intangible assets

Intangible assets consist of licensed media content, trademarks and trade name. The intangible assets are amortized following the patterns in which the economic benefits are consumed or straight-line over the estimated useful life. The Company periodically reviews the estimated useful lives of these intangible assets and reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will be equal to the excess of the carrying value over the fair value of the asset. There was no impairment of intangible assets identified for the years ended December 31, 2022 and 2021.

Development costs

The Company enters a technical knowhow license and servicing agreement with a company controlled by its major shareholder and are required to make payments for technical knowhow development. Technical knowhow consists of visual intelligence engine, emotion recognition engine, motion recognition engine, and metaverse development. Prior to establishing technological feasibility of a product, all development costs are charged to expenses as incurred and to be recognized as “Technology and development expenses” in the unaudited condensed consolidated statement of operations. After establishing technological feasibility, the Company capitalizes all development payments to third-party service provider as development costs. Significant management judgements are made in the assessment of when technological feasibility is establishing. Amortization of capitalized development costs commences when a product is available for general release. For capitalized development costs, annual amortization is calculated using the straight-line method over the remaining estimated life of the title. The Company evaluates the future recoverability of capitalized development costs on a quarterly basis. For the years ended December 31, 2022 and 2021, the Company incurred the related development costs of $8,000,000 and $0, respectively. The Company did not capitalize any related development costs during the years ended December 31, 2022 and 2021.

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

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2021-04 clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The ASU provides guidance to clarify whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. ASU 2021-04 is effective for annual beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact that this standard will have on its financial statements.

In October 2021, the FASB issued guidance which requires companies to apply Topic 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact and timing of adoption of this guidance

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

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

BONANZA GOLDFIELDS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

BONANZA GOLDFIELDS CORP.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bonanza and its subsidiaries (the ‘Company’) as of December 31, 2022, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit of $26,205,029 and net loss of $10,047,662. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

Lagos, Nigeria

We have served as the Company’s auditor since 2023.

April 17, 2023

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

Malaysia

March 31, 2022

BONANZA GOLDFIELDS CORP.

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$99,274	$28,124
Digital assets, net	10,203	98,862
Inventories, net	1,387,500	–
Prepaid expenses and other current assets	3,057,342	16,746
Total current assets	4,554,319	143,732

Non-current assets:
Deferred financing cost	176,250	–
Intangible assets, net	94,205	141,377
Total non-current assets	270,455	141,377

TOTAL ASSETS	$4,824,774	$285,109

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	$105,381	$46,629
Accrued consulting and service fee	5,172,537	2,072,418
Amounts due to related parties	1,544,729	283,636
Income tax payable	1,272	5,109
Total current liabilities	6,823,919	2,407,792

TOTAL LIABILITIES	6,823,919	2,407,792

Commitments and contingencies	–	–

Shareholders’ deficit:
Preferred stock, par value $0.0001, 30,000,000 shares authorized, 18,999,999 and 18,999,999 shares undesignated as of December 31, 2022 and 2021, respectively	–	–
Preferred stock, Series A, par value $0.0001, 10,000,000 shares designated, 10,000,000 and 10,000,000 shares issued and outstanding as of December 31, 2022 and 2021, respectively	1,000	1,000
Preferred stock, Series B, par value $0.0001, 1,000,000 shares designated, 366,346 and 366,346 shares issued and outstanding as of December 31, 2022 and 2021, respectively	37	37
Preferred stock, Series C, par value $0.001, 1 share designated, 1 and 1 share issued and outstanding as of December 31, 2022 and 2021, respectively	1	1
Common stock, par value $0.0001, 1,970,000,000 shares authorized, 1,942,681,876 and 1,867,681,876 shares issued and outstanding as of December 31, 2022 and 2021, respectively	194,268	186,768
Common stock, $0.0001 par value, 140,794,298,026 and 138,468,716,631 shares to be issued as of December 31, 2022 and December 31, 2021, respectively	14,079,430	13,846,871
Additional paid-in capital	9,936,191	–
Accumulated other comprehensive (loss) income	(5,043)	7
Accumulated deficit	(26,205,029)	(16,157,367)
Total shareholders’ deficit	(1,999,145)	(2,122,683)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$4,824,774	$285,109

See accompanying notes to consolidated financial statements.

BONANZA GOLDFIELDS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2022	2021

Revenue, net	$11,482,606	$297,092

Cost of revenue	(8,694,945)	(87,823)

Gross profit	2,787,661	209,269

Operating expenses:
Technology and development	(9,004,045)	(124,148)
Sales and marketing	(784,133)	(185,363)
Corporate development	(285,361)	(680,000)
Loss on impairment of digital assets	(4,076)	(1,640)
General and administrative	(2,743,432)	(1,334,066)
Total operating expenses	(12,821,047)	(2,325,217)

LOSS FROM OPERATION	(10,033,386)	(2,115,948)

Other income (expense):
Loss on sale, use or exchange of digital assets	(18,556)	–
Sundry income	459	–
Total other income (expense), net	(18,097)	–

LOSS BEFORE INCOME TAXES	(10,051,483)	(2,115,948)

Income tax credit (expense)	3,821	(5,126)

NET LOSS	(10,047,662)	(2,121,074)

Other comprehensive income (loss):
Foreign currency adjustment gain (loss)	(5,050)	23

COMPREHENSIVE LOSS	$(10,052,712)	$(2,121,051)

Net loss per share:
– Basic and diluted(1)	$(0.01)	$(0.00)

Weighted average common shares outstanding:
– Basic and diluted	1,880,010,643	1,349,528,828

(1)	less than $0.01

See accompanying notes to consolidated financial statements.

BONANZA GOLDFIELDS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred Stock		Common stock		Common stock to be issued		Additional	Accumulated other		Total
	No. of		No. of		No. of		paid-in	comprehensive	Accumulated	shareholders’
	shares	Amount	shares	Amount	shares	Amount	capital	(loss) income	deficit	deficit

Balance as of January 1, 2021	10,366,346	$1,038	1,867,681,876	$186,768	138,468,716,631	$13,846,871	$–	$(16)	$(14,036,293)	$(1,632)

Foreign currency translation adjustment	–	–	–	–	–	–	–	23	–	23
Net loss for the year	–	–	–	–	–	–	–	–	(2,121,074)	(2,121,074)

Balance as of December 31, 2021	10,366,346	$1,038	1,867,681,876	$186,768	138,468,716,631	$13,846,871	$–	$7	$(16,157,367)	$(2,122,683)

Balance as of January 1, 2022	10,366,346	$1,038	1,867,681,876	$186,768	138,468,716,631	$13,846,871	$–	$7	$(16,157,367)	$(2,122,683)

Acquisition of licensed adaptation right	–	–	–	–	2,325,581,395	232,559	9,767,441	–	–	10,000,000
Issuance of shares	–	–	75,000,000	7,500	–	–	168,750	–	–	176,250
Foreign currency translation adjustment	–	–	–	–	–	–	–	(5,050)	–	(5,050)
Net loss for the year	–	–	–	–	–	–	–	–	(10,047,662)	(10,047,662)

Balance as of December 31, 2022	10,366,346	$1,038	1,942,681,876	$194,268	140,794,298,026	$14,079,430	$9,936,191	$(5,043)	$(26,205,029)	$(1,999,145)

See accompanying notes to consolidated financial statements.

BONANZA GOLDFIELDS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2022	2021

Cash flows from operating activities
Net loss	$(10,047,662)	$(2,121,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	48,578	12,332
Revenue received by digital assets	(2,715,029)	(95,955)
Expense settled by digital assets	11,389,972	–
Digital assets purchased / exchanged	(2)	–
Impairment loss of digital assets	4,076	1,640
Loss on sale, use or exchange of digital assets	18,556	–

Change in operating assets and liabilities:
Digital assets	–	(4,547)
Prepaid expenses and other current assets	(3,037,874)	(15,456)
Accrued liabilities and other payables	57,009	2,118,983
Accrued consulting and service fee	3,099,529	–
Income tax payable	(3,821)	5,109
Net cash used in operating activities	(1,186,668)	(98,968)

Cash flows from investing activities
Purchase of intangible assets	(1,898)	(153,709)
Net cash used in investing activities	(1,898)	(153,709)

Cash flows from financing activities
Advances from related parties	1,256,736	279,418
Net cash provided by financing activities	1,256,736	279,418

Foreign currency translation adjustment	2,979	23

Net change in cash and cash equivalents	71,150	26,764

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	28,124	1,360

CASH AND CASH EQUIVALENTS, END OF YEAR	$99,274	$28,124

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/paid up share capital	Effective interest held

Marvion Holdings Limited (“MHL”)	British Virgin Islands	Investment holding	50,000 ordinary shares at par value of US$1	100%

Marvion Private Limited (“MPL”)	Singapore	Corporate management and IT development in Singapore	1,000 ordinary shares for S$1,000	100%

Marvion Group Limited (“MGL”)	British Virgin Islands	Procurement of media and entertainment in Singapore	50,000 ordinary shares at par value of US$1	100%

Marvion (Hong Kong) Limited (“MHKL”)	Hong Kong	Corporate management in Hong Kong	1,000 ordinary shares for HK$1,000	100%

Typerwise Limited (“TL”)	Hong Kong	Provision of financing, business development solutions & related professional services	10,000 ordinary shares for HK$10,000	100%

Marvel Multi-dimensions Limited (1) (“MMDL”)	Hong Kong	Provision of research & development, IT and consulting services and treasury management	10,000 ordinary shares for HK$10,000	100%

(1)	Marvel Multi-dimensions Limited was acquired by Marvion Holdings Limited on January 31, 2022 at the consideration of HKD2 from a related party.

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

Segment reporting

Accounting Standards Codification (“ASC”) 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. Currently, the Company operates in two reportable operating segments in Hong Kong and Singapore.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Digital assets

The Company’s digital assets represent the cryptocurrencies held in its e-wallet, including Binance USD, Tether, Binance Coin, Ethereum, Polygon, OKB Token and OEC Token. The Company accounts for its digital assets in accordance with Financial Accounting Standards Board (“FASB”) ASC 350, “General Intangibles Other Than Goodwill” (“ASC 350”). ASC 350 requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Accordingly, the Company performs an analysis each quarter to identify whether events or changes in circumstances and determines the fair value of its cryptocurrencies based on quoted closing prices on the active exchange on the balance sheet date, if the fair market value is lower than the carrying value an impairment loss equal to the difference will be recognized as “Impairment loss of digital assets” in the unaudited condensed consolidated statement of operations. If the fair market value is higher than the carrying value the basis of the digital assets will not be adjusted to account for this increase. Gains (loss) on sale, use or exchange of digital assets, if any, will be recognized upon sale, use or exchange of the digital assets.

The Company’s cryptocurrencies are deemed to have an indefinite useful life; therefore, amounts are not amortized, but rather are assessed for impairment.

Inventories

Inventory consists of adaptation rights products, which are stated at the lower of cost (first-in, first-out method) or net realizable value. Management regularly reviews inventory on an item-by-item basis and provides an inventory allowance based on excess or obsolete inventory determined primarily by anticipated future demand for our products. Inventory allowance is measured as the difference between the cost of the inventory and market value, based on assumptions about future demand that are inherently difficult to assess. As of December 31, 2022 and 2021, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

Intangible assets

Intangible assets consist of licensed media content, trademarks and trade name. The intangible assets are amortized following the patterns in which the economic benefits are consumed or straight-line over the estimated useful life. The Company periodically reviews the estimated useful lives of these intangible assets and reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will be equal to the excess of the carrying value over the fair value of the asset. There was no impairment of intangible assets identified for the years ended December 31, 2022 and 2021.

Development costs

The Company enters a technical knowhow license and servicing agreement with a company controlled by its major shareholder and are required to make payments for technical knowhow development. Technical knowhow consists of visual intelligence engine, emotion recognition engine, motion recognition engine, and metaverse development. Prior to establishing technological feasibility of a product, all development costs are charged to expenses as incurred and to be recognized as “Technology and development expenses” in the unaudited condensed consolidated statement of operations. After establishing technological feasibility, the Company capitalizes all development payments to third-party service provider as development costs. Significant management judgements are made in the assessment of when technological feasibility is establishing. Amortization of capitalized development costs commences when a product is available for general release. For capitalized development costs, annual amortization is calculated using the straight-line method over the remaining estimated life of the title. The Company evaluates the future recoverability of capitalized development costs on a quarterly basis. For the years ended December 31, 2022 and 2021, the Company incurred the related development costs of $8,000,000 and $0, respectively. The Company did not capitalize any related development costs during the years ended December 31, 2022 and 2021.

Impairment of long-lived assets

In accordance with the provisions of ASC 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the years presented.

Revenue recognition

The Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) using the full retrospective transition method. The Company's adoption of ASU 2014-09 did not have a material impact on the amount and timing of revenue recognized in its consolidated financial statements.

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

Media & Entertainment Business:

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

During the years ended December 31, 2022 and 2021, the following table shows non-cash transactions by digital assets:

	Years ended December 31,
	2022	2021

Revenue earned and received by digital assets	$11,457,863	$95,955
Cost of revenue paid by digital assets	$(558)	$(1,815)
Expense paid by digital assets	$(8,596,598)	$–
Digital assets purchased / exchanged	$2	$–

Consulting Business

Consulting service income:

Revenue is earned from the rendering of marketing and strategic advisory services to the customers. The Company recognizes services revenue over the period in which such services are performed under fixed price contracts.

Income taxes

The Company adopted the ASC 740 “Income tax” provisions of paragraph 740-10-25-13 (“ASC 740”) , which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to ASC 740.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 for the years ended December 31, 2022 and 2021.

Net loss per share

The Company calculates net loss per share in accordance with ASC 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

The reporting currency of the Company is United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and Singapore, and maintains its books and record in its local currencies, Hong Kong Dollars (“HKD”) and Singapore Dollars (“SGD”) respectively, which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in shareholder’s equity.

Translation of amounts from HKD and SGD into US$ has been made at the following exchange rates for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Year-end HKD:US$ exchange rate	0.1282	0.1283
Average HKD:US$ exchange rate	0.1277	0.1287
Year-end SGD:US$ exchange rate	0.7459	0.7411
Average SGD:US$ exchange rate	0.7253	0.7443

Comprehensive income (loss)

ASC 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income (loss) as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income (loss), as presented in the accompanying consolidated statements of changes in shareholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income (loss) is not included in the computation of income tax expense or benefit.

Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying statements of operation as the related employee service is provided.

Related parties

The Company follows ASC 850-10, “Related Party Disclosures” for the identification of related parties and disclosure of related party transactions.

Pursuant to ASC 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of ASC 825-10-15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Commitments and contingencies

The Company follows ASC 450-20, “Contingencies” to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Fair value of financial instruments

The Company follows ASC 825-10-50-10 for disclosures about fair value of its financial instruments and has adopted ASC 820-10-35-37 to measure the fair value of its financial instruments. ASC 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by ASC 820-10-35-37 are described below:

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

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2021-04 clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The ASU provides guidance to clarify whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. ASU 2021-04 is effective for annual beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact that this standard will have on its financial statements.

In October 2021, the FASB issued guidance which requires companies to apply Topic 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact and timing of adoption of this guidance.

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

The Company has generated a recurring loss of $10,047,662 during the current year and incurred the accumulated deficit of $26,205,029 as of December 31, 2022. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

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

4.       REVENUE FROM CONTRACTS WITH CUSTOMERS

The following is a disaggregation of the Company’s revenue by major source for the respective years:

	Years ended December 31,
	2022	2021

Media and entertainment income:
Sale of licensed IP right and media products	$11,327,529	$95,955
Transaction fee income	130,334	–
Consulting service income	24,743	201,137
Total revenues	$11,482,606	$297,092

The table below presents our revenues by geographic areas in which our customers were located.

	Years ended December 31,
	2022	2021

Hong Kong	$24,743	$201,137
Rest of the World	11,457,863	95,955
Total revenues	$11,482,606	$297,092

5.       INTANGIBLE ASSETS

As of December 31, 2022 and 2021, intangible assets consisted of the following:

	Estimated useful life	2022	2021

At cost:
Licensed media content	3 years	$146,958	$146,010
Trademarks and trade name	10 years	9,544	7,646
		156,502	153,656
Less: accumulated amortization		(62,297)	(12,279)
		$94,205	$141,377

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

As of December 31, 2022, the estimated amortization expense for intangible assets for each of the succeeding five years and thereafter is as follows:

Year ending December 31:	Amount
2023	$49,940
2024	37,694
2025	954
2026	954
2027	954
Thereafter	3,709
Total	$94,205

Amortization of intangible assets was $48,578 and $12,332 for the years ended December 31, 2022 and 2021, respectively.

6.       PREPAID EXPENSES AND OTHER CURRENT ASSETS

	2022	2021

Prepayment for technical knowhow license and service	$2,940,440	$–
Other prepayments	113,689	16,746
Other receivables	3,213	–
	$3,057,342	$16,746

7.       ACCRUED CONSULTING AND SERVICE FEE

For the year ended December 31, 2022, the Company agreed to compensate certain business or professional service providers, which rendered IT development service, sale and marketing service, corporate development service and administrative service. These consulting and service fees totaled $3,100,119 and the Company will issue shares in lieu of services rendered, of which the number of shares to be issued are to be determined at the later date.

8.       AMOUNTS DUE FROM (TO) RELATED PARTIES

The amounts represented temporary payments/advances from/to the Company’s directors and companies which are controlled by a director of the Company for working capital purpose, which were unsecured, interest-free and had no fixed terms of repayments. The related parties balance was $1,565,483 and $283,636 as of December 31, 2022 and 2021, respectively.

9.       SHAREHOLDERS’ DEFICIT

Preferred stock

As of December 31, 2022 and 2021, the Company’s authorized shares were 30,000,000 shares of preferred stock, with a par value of $0.0001.

The Company has designated 10,000,000 shares of its preferred stock as Series A Preferred Stock.

The Company has designated 1,000,000 shares of its preferred stock as Series B Preferred Stock.

The Company has designated 1 share of its preferred stock as Series C Preferred Stock.

As of December 31, 2022 and 2021, the Company had 10,000,000 and 10,000,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of December 31, 2022 and 2021, the Company had 366,346 and 366,346 shares of Series B Preferred Stock issued and outstanding, respectively.

As of December 31, 2022 and 2021, the Company had 1 and 1 share of Series C Preferred Stock issued and outstanding, respectively.

Common stock

As of December 31, 2022 and 2021, the Company’s authorized shares were 1,970,000,000 shares of common stock, with a par value of $0.0001.

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

On November 1 ,2022, the Company issued 75,000,000 shares of 142,000,000 commitment shares of its common stock to Williamsburg Venture Holdings, LLC (“Investor”), a Nevada limited liability company. The remaining of 67,000,000 commitment shares would be further issued to the Investor in accordance with the terms and conditions stated within the Equity Purchase Agreement dated April 1, 2022.

As of December 31, 2022 and 2021, the Company had 1,942,681,876 and 1,867,681,876 shares of common stock issued and outstanding, respectively.

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

On May 23, 2022, Marvion Private Limited and Euro Amazing Limited signed an addendum and agreed to replace certain movies in the EA SPA with other movies. As of December 31, 2022, the increase in authorized capital of the Company has not yet been approved by FINRA. Accordingly, the share issuance transaction has not yet consummated.

As of December 31, 2022 and December 31, 2021, the Company had 140,794,298,026 and 138,468,716,631 shares of its common stock committed to be issued but pending to be consummated, respectively.

10.       NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2022 and 2021:

	Years ended December 31,
	2022	2021

Net loss attributable to common shareholders	$(10,047,662)	$(2,121,074)

Weighted average common shares outstanding – Basic and diluted	1,880,010,643	1,349,528,828

Net loss per share – Basic and diluted #	$(0.01)	$(0.00)

#Basic and diluted net loss per share was less than $0.01

The following table presents the computation of weighted average common shares outstanding is derived after having taken into account of common stock that is committed but yet to be issued as follows:

	Years ended December 31,
	2022	2021

Weighted average common shares outstanding – Basic and Diluted	$1,880,010,643	$1,349,528,828
Common stock committed but yet to be issued (1)	140,794,298,026	138,468,716,631
Weighted average common shares outstanding under if-converted method for Basic and Diluted	$142,674,308,669	$139,818,245,459

(1)	The common stock committed but yet to be issued has been excluded from the computation of the diluted net loss per common stock for the year ended December 31, 2022 and 2021, because including them would have been anti-dilutive.

11.        INCOME TAX

For the years ended December 31, 2022 and 2021, the local (“United States of America”) and foreign components of (loss) income before income taxes were comprised of the following:

	Years ended December 31,
	2022	2021

Tax jurisdiction from:
- Local	$(305,569)	$(556,224)
- Foreign, including
British Virgin Islands	(25,141)	(396)
Singapore	(9,677,694)	(1,589,007)
Hong Kong	(43,079)	29,679
Loss before income taxes	$(10,051,483)	$(2,115,948)

The provision for income taxes consisted of the following:

	Years ended December 31,
	2022	2021

Current:
- Local	$–	$–
- Foreign	(3,821)	5,126

Deferred:
- Local	–	–
- Foreign	–	–

Income tax (credit) expense	$(3,821)	$5,126

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

For the years ended December 31, 2022 and 2021, there were no operating income.

BVI

Under the current BVI law, MHL and MGL are not subject to tax on income.

Singapore

MPL registered in the Republic of Singapore is subject to the tax laws of Singapore. A subsidiary incorporated in BVI is registered as a branch in Singapore for operating purpose and is also subject to tax in the Republic of Singapore.

For the year ended December 31, 2022, the operation in the Singapore incurred $11,209,606 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating losses carryforward have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $1,905,633 on the expected future tax benefits from the net operating loss (“NOL”) carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	Years ended December 31,
	2022	2021

Loss before income taxes	$9,677,694	$1,589,007
Statutory income tax rate	17%	17%
Income tax expense at statutory rate	1,635,502	270,131
Net operating loss not recognized as deferred tax	(1,635,502)	(270,131)
Income tax expense	$–	$–

Hong Kong

The Company’s subsidiaries operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current period, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2022 and 2021 is as follows:

	Years ended December 31,
	2022	2021

(Loss) income before income taxes	$(43,079)	$29,679
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(7,108)	4,897
Tax effect of non-deductibles items	654	18
Tax effect on non-taxable items	–	211
Tax over-provision	3,821	–
Net operating loss	6,454	–
Income tax expense	$3,821	$5,126

The following table sets forth the significant components of the deferred tax assets of the Company as of December 31, 2022 and 2021:

	2022	2021

Deferred tax assets:
NOL – US tax regime	$180,976	$116,807
NOL – British Virgin Islands regime	–	–
NOL – Hong Kong tax regime	6,454	–
NOL – Singapore tax regime	1,905,633	270,131
	2,093,063	386,938
Less: valuation allowance	(2,093,063)	(386,938)
Deferred tax assets, net	$–	$–

As of December 31, 2022 and 2021, the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to income taxes would be classified as a component of the provision for income taxes in the consolidated statements of operations. The Company does not expect any significant change in its uncertain tax positions in the next twelve months.

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

During the year ended December 31, 2022 and 2021, the Company paid the aggregate amount of $0 and $50,000 management fee to the related party, respectively.

During the year ended December 31, 2022 and 2021, the Company paid the aggregate amount of $265,541 and $420,000 as consultancy fees to its director and former director, respectively.

During the year ended December 31, 2022 and 2021, the Company paid the aggregate amount of $123,000 and $152,749 as compensation to its director and former director, respectively.

On April 1, 2023, the Company entered into a Service Agreement (the “Service agreement”) with a company controlled by its major shareholder, which agreed to provide staffing and back-office services to the Company until the arrangement is terminated by the parties. During the year ended December 31, 2022, the Company incurred the related management service fee of $1,260,553.

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

The Company charged all related development costs to expenses as incurred and recognized as “Technology and development expenses” in the unaudited condensed consolidated statement of operations. During the year ended December 31, 2022, the Company incurred the related development fee of $8,000,000 and paid $8,000,000.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

13.       CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the year ended December 31, 2022, there was no single customer who accounted for 10% or more of the Company’s revenues.

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

(d)	Market price risk of crypto (“digital”) assets

The Company generated certain level of its revenue from the sale and distribution of licensed media token products on its platform by the means of crypto assets by the customers, while revenue from these products have not been significant to date, most of this revenue will also fluctuate based on the price of crypto assets. Accordingly, crypto asset price risk could adversely affect its operating results. In particular, the future profitability may depend upon the market price of BNB, ETH, as well as other crypto assets. Crypto asset prices, along with the operating results, have fluctuated significantly from quarter to quarter. There is no assurance that crypto asset prices will reflect historical trends. A decline in the market price of BTC, ETH and Other crypto assets could have a material and adverse effect on our earnings, the carrying value of the crypto assets, and the future cash flows. This may also affect the liquidity and the ability to meet our ongoing obligations. As of December 31, 2022, the Company recorded an impairment charge on the crypto assets held when crypto asset prices decrease below their carrying value of these crypto assets.

(e)	Risk from COVID-19 pandemic

The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in Hong Kong in a limited period during 2022. Due to the nature of the Company’s business, the impact of the closure on the operational capabilities was not significant. The extent to which the COVID-19 outbreak impacts the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and mutation of the virus and the actions to contain its impact, that are beyond the Company’s control. There is no guarantee that the Company’s revenues will grow or remain at a similar level in the foreseeable period.

14.       COMMITMENTS AND CONTINGENCIES

As of December 31,2022, the Company is committed to the below contractual agreement.

Lease

As of December 31, 2022, the Company had an office service agreement for its corporate office. The lease contains the renewal option and will expire on 24 September 2023.

Other contractual commitments

•	Williamsburg Venture Holdings, LLC

On April 1, 2022, the Company entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC (“Investor”), a Nevada limited liability company, pursuant to which the Investor agreed to invest up to Twenty Million Dollars ($20,000,000) in the Company’s common stock in accordance with the terms and conditions stated within the Equity Purchase Agreement dated April 1, 2022, and no later than February 24, 2025, by and between the Company and the Investor (the “Equity Purchase Agreement”). During the term, the Company shall be entitled to put to the Investor, and the Investor shall be obligated to purchase, such number of shares of the Company’s common stock and at such price as are determined in accordance with the Equity Purchase Agreement. The per share purchase price for the Williamsburg Put Shares will be equal to 88% of the lowest traded price of the Common Stock on the principal market during the five (5) consecutive trading days immediately preceding the date which Williamsburg received the Williamsburg Put Shares as DWAC Shares in its brokerage account (as reported by Bloomberg Finance L.P., Quotestream, or other reputable source). In connection with the Equity Purchase Agreement, both parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register with the SEC the common stock issuable under the Equity Purchase Agreement, among other securities. As of December 31, 2022, the remaining balance for Equity Purchase from the Investor was $19,823,750.

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

Apart from these commitments, the Company has no other material commitments or contingencies, as of December 31, 2022.

15.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2022, up through the date the Company issued the consolidated financial statements. The Company had no material recognizable subsequent events since December 31, 2022.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were effective as of December 31, 2022.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

47

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

Name	Age	Position
Chan Man Chung	63	Chief Executive Officer, Chief Financial Officer, Secretary and Director
Tan Tee Soo	56	Director

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

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2022 and 2021, to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers on December 31, 2022, whose total compensation was in excess of $100,000, and (iv) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on December 31, 2022.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Chan Man Chung	2022	–	–	–	–	–	–	–	$–
CEO, CFO, Secretary and Director(1)	2021	–	–	–	–	–	–	–	$–
Lee Ying Chiu Herbert	2022	–	–	–	–	–	–	–	$–
Director (3)	2021	–	–	–	–	–	–	–	$–
So Han Meng Julian	2022	–	–	–	–	–	–	318,000	$318,000
Director (2)	2021	78,961	–	–	–	–	–	373,788	$452,749
Tan Tee Soo	2022	–	–	–	–	–	–	123,000	$123,000
Director (3)	2021	–	–	–	–	–	–	120,000	$120,000

(1) Dr. Chan joined us as our Chief Executive Officer, Secretary and Director on August 26, 2021.

(2) Dr. So served as our Director from October 18, 2021, to September 15, 2022.

(3) Dr. Lee served as our director from August 26, 2021, to September 15, 2022. Mr. Tan joined us as our Director on August 26, 2021.

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

Compensation of Directors

During our fiscal year ended December 31, 2022, we provided compensation to certain employees for serving as our directors. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

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

Compensation Committee Interlocks and Insider Participation

We have not yet established a Compensation Committee. Our Board of Directors performs the functions that would be performed by a compensation committee. During the fiscal year ended December 31, 2022, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the company.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2022. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Chan Man Chung

Tan Tee Soo

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 31, 2023, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table will have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Bonanza Goldfields Corp., 21st Floor, Centennial Tower, 3 Temasek Avenue, Singapore 039190.

	Common Stock Beneficially Owned		Series A Preferred Stock Owned		Series B Preferred Stock Owned		Series C Preferred Stock Owned
Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Common Equity (1)	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Series A Preferred Equity (1)	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Series B Preferred Equity (1)	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Series C Preferred Equity (1)
Chan Man Chung	–	–	–	–	–	–	–	–
Lee Ying Chiu Herbert (2)	1,029,587,822	52.34%	10,000,000	100%	337,000	92%	1	100%
Tan Tee Soo	–	–	–	–	–	–	–	–
So Han Meng Julian (3)	100,000,000	5.35%	–	–	–	–	–	–
All executive officers and directors as a Group (4 persons)	1,129,587,822	57.69%	10,000,000	100%	337,000	92%	1	100%

5% or Greater Stockholders:	–	–	–	–	–	–	–	–

________________

(1)	Applicable percentage ownership is based on 1,867,681,876 shares of common stock outstanding as of March 31, 2023, together with securities exercisable or convertible into shares of common stock within 60 days of March 31, 2023. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 31, 2023, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Lee Ying Chiu Herbert, our Director, owns 1,129,587,822 shares of our common stock, 10,000,000 shares of our Series A Preferred Stock, 337,000 shares of our Series B Preferred Stock and 1 share of Series C Preferred Stock. He is entitled to an additional 129,860,254,628 shares of our common stock in connection with our acquisition of Marvion Holdings Limited.
(3)	So Han Meng Julian, our Director, owns 100,000,000 shares of our common stock. He is also the Chief Executive Officer of Marvion Private Limited and Typerwise Limited. He is entitled to an additional 8,608,462,003 shares of our common stock in connection with our acquisition of Marvion Holdings Limited.

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence.

Other than as disclosed below, there are no transactions during our two most recent fiscal years ended December 31, 2022, and December 31, 2021, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year end for our last two completed years, and in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

From time to time, our directors advanced funds to us for working capital purpose. Those advances are unsecured, non-interest bearing and have no fixed terms of repayment. During the year ended December 31, 2022, companies which are controlled by Lee Ying Chiu Herbert, our director advanced $1,462,877 and Chan Man Chung, our director advanced $10,400 to us, respectively.

During the year ended December 31, 2022 and 2021, we paid the aggregate amount of $265,541 and $420,000 as consultancy fees to So Han Meng Julian and Tan Tee Soo, our director and former director, respectively.

During the year ended December 31, 2022 and 2021, we paid the aggregate amount of $123,000 and $120,000 as compensation to So Han Meng Julian and Tan Tee Soo, our director and former director, respectively.

On April 1, 2023, we entered into a Service Agreement (the “Service agreement”) with a company controlled by Lee Ying Chiu Herbert , our controlling shareholder, pursuant to which such company agreed to provide staffing and back-office services to the Company until the arrangement is terminated by the parties. During the year ended December 31, 2022, we incurred the related management service fee of $1,260,553.

In July 2022, our wholly-owned subsidiary Marvion Group Limited entered into a technical knowhow license and servicing agreement (the “Servicing Agreement”) with Total Chase Limited (“Total Chase”), a company controlled by Lee Ying Chiu Herbert, the controlling shareholder of the Company, pursuant to which the Company engaged Total Chase to develop the technical knowhow during a three-year term. Total Chase is the parent company of Marvel Digital AI Limited (“MDAI”) that owns intellectual properties and provides technical development services to Total Chase. The technical knowhow consists of visual intelligence engine, speech recognition engine, text analytics engine, emotion recognition engine, motion recognition engine, AI agent creation engine, and metaverse development. Under the terms of the Servicing Agreement, the Company is required to pay to Total Chase an aggregate of $50 million for the development of technical knowhow. The consideration is payable in cash or cryptocurrencies. All MDAI’s proprietary items remained the sole and exclusive property of MDAI, Total Chase will grant the Company a perpetual, non-exclusive, paid-up license to use certain MDAI’s proprietary items.

We charged all related development costs to expenses as incurred and recognized as “Technology and development expenses” in the unaudited condensed consolidated statement of operations. During the year ended December 31, 2022, we incurred the related development fee of $8,000,000 and paid $8,000,000.

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

ITEM 14.   Principal AccountING Fees And Services.

Olayinka Oyebola & Co. audited our financial statements for the fiscal year ended December 31, 2022.

J&S Associate (“J&S”) audited our financial statements for the fiscal years ended December 31, 2021.

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

	December 31, 2022	December 31, 2021

Audit fees	$45,000	$50,000
Audit related fees	–	300
Tax fees	–	–
All other fees	–	–
Total	$45,000	$50,300

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation (1)
3.2	Amended and Restated Certificate of Designation, Preferences and Rights of Series B Preferred Stock (5)
3.3	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock (1)
4.2	Description of Securities (2)
10.1	Share Exchange Agreement Version 2021001 posted and available for public on 18 October, 2021 on http://www.marvion.media/ (1)
10.2	Confirmation dated October 18, 2021 by and among Lee Ying Chiu Herbert, So Han Meng Julian and Bonanza Goldfields Corp. (1)
10.3	Equity Purchase Agreement, dated April 1, 2022, by and between Bonanza Goldfields Corp. and Williamsburg Venture Holdings, LLC, a Nevada limited liability company (3)
10.4	Registration Rights Agreement, dated April 1, 2022, by and between Bonanza Goldfields Corp. and Williamsburg Venture Holdings, LLC, a Nevada limited liability company (3)
10.5	Intellectual Property Sale and Purchase Agreement, dated April 14, 2022, by and between Marvion Private Limited, a Singapore limited liability company, and Euro Amazing Limited, a Hong Kong limited liability company (4)
10.6	Services Agreement, dated April 1, 2022, by and between Marvion Group Limited and Marvel Digital Group Limited (6)
10.7	Technical Knowhow License and Servicing Agreement, by and between Marvion Group Limited and Total Chase Limited (7)
10.8	Share Swap Agreement, dated October 25, 2022, by and between Bonanza Goldfields Corp. and China Information Technology Development Limited. (8)
21	Subsidiaries*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

_______________________

*	Filed Herewith.

(1)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 26, 2021.
(2)	Incorporated by reference to Item 11 of Amendment No. 7 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 9, 2022.
(3)	Incorporated by reference to the Exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2022.
(4)	Incorporated by reference to the Exhibits to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2022.
(5)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on December 14, 2021.
(6)	Incorporated by reference to the Exhibits to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2022.
(7)	Incorporated by reference to the Exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2022.
(8)	Incorporated by reference to the Exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2022.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BONANZA GOLDFIELDS CORP.

By:	/s/ Man Chung CHAN
Man Chung CHAN
Chief Executive Officer and Chief Financial Officer

Date:  April 17, 2023

