Form 10-Q
period 2023-03-31
Bonanza Goldfields Corp.
filed 2023-05-15
CIK 1439264

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.0001 per share, as of May 9, 2023, was 4,553,837,889

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

The recent joint statement by the SEC and Public Company Accounting Oversight Board (“PCAOB”), and the Holding Foreign Companies Accountable Act (“HFCAA”) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the HFCAA if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result, an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the U.S. Securities and Exchange Commission adopted rules to implement the HFCAA. Pursuant to the HFCAA, the PCAOB issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is based in Kuala Lumpur, Malaysia and is subject to PCAOB’s inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Furthermore, due to the recent developments in connection with the implementation of the HFCAA, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCAA that the PCAOB be permitted to inspect the issuer’s public accounting firm within two or three years, may result in the delisting of our securities from applicable trading markets in the U.S, in the future if the PCAOB is unable to inspect our accounting firm at such future time. Please see “Risk Factors- The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.” set forth in the Form 10 .

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

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Amendment No. 6 to the Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 17, 2023.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BONANZA GOLDFIELDS CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2023	December 31, 2022
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$64,925	$99,274
Digital assets, net	10,027	10,203
Inventories, net	–	1,387,500
Prepaid expenses and other current assets	4,707,875	3,057,342
Total current assets	4,782,827	4,554,319

Non-current assets:
Deferred financing cost	176,250	176,250
Intangible assets, net	82,255	94,205
Total non-current assets	258,505	270,455

TOTAL ASSETS	$5,041,332	$4,824,774

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	$138,890	$105,381
Accrued consulting and service fee	5,793,839	5,172,537
Amounts due to related parties	1,560,643	1,544,729
Convertible note payable	60,000	–
Income tax payable	1,263	1,272
Total current liabilities	7,554,635	6,823,919

TOTAL LIABILITIES	7,554,635	6,823,919

Commitments and contingencies	–	–

Shareholders’ deficit:
Preferred stock, par value $0.0001, 30,000,000 shares authorized, 18,999,999 and 18,999,999 shares undesignated as of March 31, 2023 and December 31, 2022, respectively	–	–
Preferred stock, Series A, par value $0.0001, 10,000,000 shares designated, 10,000,000 and 10,000,000 shares issued and outstanding as of March 31 2023 and December 31, 2022, respectively	1,000	1,000
Preferred stock, Series B, par value $0.0001, 1,000,000 shares designated, 366,346 and 366,346 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	37	37
Preferred stock, Series C, par value $0.001, 1 share designated, 1 and 1 share issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1	1
Common stock, par value $0.0001, 1,970,000,000 shares authorized, 1,942,681,876 and 1,867,681,876 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	194,268	194,268
Common stock, $0.0001 par value, 140,794,298,026 and 138,468,716,631 shares to be issued as of March 31, 2023 and December 31, 2022, respectively	14,079,430	14,079,430
Additional paid-in capital	9,936,191	9,936,191
Accumulated other comprehensive loss	(2,206)	(5,043)
Accumulated deficit	(26,722,024)	(26,205,029)
Total shareholders’ deficit	(2,513,303)	(1,999,145)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$5,041,332	$4,824,774

See accompanying notes to unaudited condensed consolidated financial statements.

BONANZA GOLDFIELDS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months Ended March 31,
	2023	2022

Revenue, net	$1,699,698	$107,770
Cost of revenue	(1,402,117)	(37,780)
Gross profit	297,581	69,990

Operating expenses:
Technology and development	(134,129)	(505,930)
Sales and marketing	(190,649)	(66,866)
Corporate development	(45,000)	(60,000)
Impairment loss of digital assets	–	(1,246)
General and administrative	(445,061)	(444,004)
Total operating expenses	(814,839)	(1,078,046)
LOSS FROM OPERATION	(517,258)	(1,008,056)

Other income (expense):
Loss on sale, use or exchange of digital assets	–	(21,911)
Sundry income	263	–
Total other income (expense), net	263	(21,911)

LOSS BEFORE INCOME TAXES	(516,995)	(1,029,967)
Income tax expense	–	–
NET LOSS	(516,995)	(1,029,967)

Other comprehensive income:
Foreign currency adjustment gain	2,837	559
COMPREHENSIVE LOSS	$(514,158)	$(1,029,408)

Net loss per share:
– Basic(1)	$(0.00)	$(0.00)
– Diluted(1)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
– Basic	1,942,681,876	1,867,681,876
– Diluted	142,736,979,902	140,336,398,507

(1)	less than $0.01

See accompanying notes to unaudited condensed consolidated financial statements.

BONANZA GOLDFIELDS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred Stock		Common stock		Common stock to be issued		Additional	Accumulated other		Total
	No. of		No. of		No. of		paid-in	comprehensive	Accumulated	shareholders’
	shares	Amount	shares	Amount	shares	Amount	capital	(loss) income	deficit	deficit

Balance as of January 1, 2023	10,366,346	$1,038	1,942,681,876	$194,268	140,794,298,026	$14,079,430	$9,936,191	$(5,043)	$(26,205,029)	$(1,999,145)
Foreign currency translation adjustment	–	–	–	–	–	–	–	2,837	–	2,837
Net loss	–	–	–	–	–	–	–	–	(516,995)	(516,995)
Balance as of March 31, 2023	10,366,346	$1,038	1,942,681,876	$194,268	140,794,298,026	$14,079,430	$9,936,191	$(2,206)	$(26,722,024)	$(2,513,303)

Balance as of January 1, 2022	10,366,346	$1,038	1,867,681,876	$186,768	138,468,716,631	$13,846,871	$–	$7	$(16,157,367)	$(2,122,683)
Foreign currency translation adjustment	–	–	–	–	–	–	–	559	–	559
Net loss	–	–	–	–	–	–	–	–	(1,029,967)	(1,029,967)
Balance as of March 31, 2022	10,366,346	$1,038	1,867,681,876	$186,768	138,468,716,631	$13,846,871	$–	$566	$(17,187,334)	$(3,152,091)

See accompanying notes to unaudited condensed consolidated financial statements.

BONANZA GOLDFIELDS CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months Ended March 31,
	2023	2022

Cash flows from operating activities
Net loss	$(516,995)	$(1,029,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	12,556	12,380
Revenue received by digital assets	(1,647,500)	(82,945)
Expense settled by digital assets	1,647,672
Impairment loss of digital assets	–	1,246
Loss on sale, use or exchange of digital assets	–	21,911

Change in operating assets and liabilities:
Digital assets	–	72,511
Inventories	1,387,500	–
Prepaid expenses and other current assets	(1,649,704)	(4,252)
Accrued liabilities and other payables	33,001	55,441
Accrued consulting and service fee	621,060	850,000
Net cash used in operating activities	(112,410)	(103,675)

Cash flows from investing activities
Purchase of intangible assets	–	(1,890)
Net cash used in investing activities	–	(1,890)

Cash flows from financing activities
Proceeds from issuance of convertible note payable	60,000	–
Advances from related parties	17,307	138,785
Net cash provided by financing activities	77,307	138,785

Foreign currency translation adjustment	754	49

Net change in cash and cash equivalents	(34,349)	33,269

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	99,274	28,124

CASH AND CASH EQUIVALENTS, END OF PERIOD	$64,925	$61,393

SUPPLEMENTAL DISCLOSURE:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to unaudited condensed consolidated financial statements.

BONANZA GOLDFIELDS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.       DESCRIPTION OF BUSINESS AND ORGANIZATION

Bonanza Goldfields Corp. (the “Company”) was incorporated in the State of Nevada on March 6, 2008.

Currently, the Company, through its subsidiaries, are principally engaged in the sale and distribution of media and entertainment products in its online platform in Singapore, as well as the provision of financing, business development solutions & related professional services in Hong Kong.

Description of subsidiaries:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/paid up share capital	Effective interest held

Marvion Holdings Limited (“MHL”)	British Virgin Islands	Investment holding	50,000 ordinary shares at par value of US$1	100%

Marvion Private Limited (“MPL”)	Singapore	Corporate management and IT development in Singapore	1,000 ordinary shares for S$1,000	100%

Marvion Group Limited (“MGL”)	British Virgin Islands	Procurement of media and entertainment in Singapore	50,000 ordinary shares at par value of US$1	100%

Marvion (Hong Kong) Limited (“MHKL”)	Hong Kong	Corporate management in Hong Kong	1,000 ordinary shares for HK$1,000	100%

Typerwise Limited (“TL”)	Hong Kong	Provision of financing, business development solutions & related professional services	10,000 ordinary shares for HK$10,000	100%

Marvel Multi-dimensions Limited(“MMDL”)	Hong Kong	Provision of research & development, IT and consulting services and treasury management	10,000 ordinary shares for HK$10,000	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on April 17, 2023.

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

Segment reporting

Accounting Standards Codification (“ASC”) 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. Currently, the Company operates in two reportable operating segments in Hong Kong and Singapore  .

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Digital assets

The Company’s digital assets represent the cryptocurrencies held in its e-wallet, including Binance USD, Tether, Binance Coin, Ethereum, Polygon, OKB Token and OEC Token. The Company accounts for its digital assets in accordance with Financial Accounting Standards Board (“FASB”) ASC 350, “General Intangibles Other Than Goodwill” (“ASC 350”). ASC 350 requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Accordingly, the Company performs an analysis each quarter to identify whether events or changes in circumstances and determines the fair value of its cryptocurrencies based on quoted closing prices on the active exchange on the balance sheet date, if the fair market value is lower than the carrying value an impairment loss equal to the difference will be recognized as “Impairment loss of digital assets” in the condensed consolidated statement of operations. If the fair market value is higher than the carrying value the basis of the digital assets will not be adjusted to account for this increase. Gains (loss) on sale, use or exchange of digital assets, if any, will be recognized upon sale, use or exchange of the digital assets.

The Company’s cryptocurrencies are deemed to have an indefinite useful life; therefore, amounts are not amortized, but rather are assessed for impairment.

Development costs

The Company is a party to a technical knowhow license and servicing agreement with a company controlled by its major shareholder and are required to make payments for technical knowhow development. Technical knowhow consists of visual intelligence engine, emotion recognition engine, motion recognition engine, and metaverse development. Prior to establishing technological feasibility of a product, all development costs are charged to expenses as incurred and to be recognized as “Technology and development expenses” in the condensed consolidated statement of operations. After establishing technological feasibility, the Company capitalizes all development payments to third-party service provider as development costs. Significant management judgements are made in the assessment of when technological feasibility is establishing. Amortization of capitalized development costs commences when a product is available for general release. For capitalized development costs, annual amortization is calculated using the straight-line method over the remaining estimated life of the title. The Company evaluates the future recoverability of capitalized development costs on a quarterly basis. The Company did not capitalize any related development costs during the periods ended March 31, 2022 and 2021.

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

During the periods ended March 31, 2023 and 2022, the following table shows non-cash transactions by digital assets:

	Three Months Ended March 31,
	2023	2022

Revenue earned and received by digital assets	$1,647,500	$82,945
Cost of revenue paid by digital assets	$–	$(11)
Expense paid by digital assets	$(1,647,672)	$(72,500)

Consulting Business

Consulting service income:

Revenue is earned from the rendering of marketing and strategic advisory services to the customers. The Company recognizes services revenue over the period in which such services are performed under fixed price contracts.

Income taxes

The Company adopted the ASC 740 “Income tax” provisions of paragraph 740-10-25-13 (“ASC 740”), which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the condensed consolidated financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to ASC 740.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 for the three months ended March 31, 2023 and 2022.

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

Translation of amounts from HKD and SGD into US$ has been made at the following exchange rates for the periods ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022
Period-end HKD:US$ exchange rate	0.1274	0.1277
Average HKD:US$ exchange rate	0.1276	0.1281
Period-end SGD:US$ exchange rate	0.7519	0.7387
Average SGD:US$ exchange rate	0.7504	0.7396

Comprehensive income (loss)

ASC 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income (loss) as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income (loss), as presented in the accompanying condensed consolidated statements of changes in shareholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income (loss) is not included in the computation of income tax expense or benefit.

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

The Company has generated a recurring loss of $516,995 during the current period and incurred the accumulated deficit of $26,722,024 as of March 31, 2023.

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

4.       REVENUE FROM CONTRACTS WITH CUSTOMERS

The following is a disaggregation of the Company’s revenue by major source for the respective years:

	Three Months Ended March 31,
	2023	2022

Media and entertainment income:
Sale of licensed IP right and media products	$1,647,500	$82,945
Transaction fee income	52,198	–
Consulting service income	–	24,825
Total revenues	$1,699,698	$107,770

The table below presents our revenues by geographic areas in which our customers were located.

	Three Months Ended March 31,
	2023	2022

Hong Kong	$–	$24,825
Rest of the World	1,699,698	82,945
Total revenues	$1,699,698	$107,770

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

	Media & Entertainment Segment	Business Consulting Segment	Total
For the three months ended March 31, 2023
Revenue from external customers:
Media and entertainment income	$1,699,698	$–	$1,699,698
Consulting service income	–	–	–
Total revenues	1,699,698	–	1,699,698
Cost of revenues:
Sale of licensed media products	(1,389,798)	–	(1,389,798)
Amortization on licensed media content	(12,319)	–	(12,319)
Consulting service income	–	–	–
Total cost of revenues	(1,402,117)	–	(1,402,117)
Gross profit	297,581	–	297,581
Operating expenses:
Technology and development expenses	(134,129)	–	(134,129)
Sales and marketing expenses	(190,649)	–	(190,649)
Corporate development expenses	(45,000)	–	(45,000)
General and administrative expenses	(444,927)	(134)	(445,061)
Total operating expenses	(814,705)	(134)	(814,839)
Segment loss	$(517,124)	$(134)	$(517,258)

For the three months ended March 31, 2022
Revenue from external customers:
Media and entertainment income	$82,945	$–	$82,945
Consulting service income	–	24,825	24,825
Total revenues	82,945	24,825	107,770
Cost of revenues:
Sale of licensed media products	(12)	–	(12)
Amortization on licensed media content	(12,142)	–	(12,142)
Consulting service income	–	(25,626)	(25,626)
Total cost of revenues	(12,154)	(25,626)	(37,780)
Gross profit	70,791	(801)	69,990
Operating expenses:
Technology and development expenses	(505,930)	–	(505,930)
Sales and marketing expenses	(58,263)	(8,603)	(66,866)
Corporate development expenses	(60,000)	–)	(60,000)
General and administrative expenses	(444,000)	(4)	(444,004)
Impairment loss of digital assets	(1,246)	–)	(1,246)
Total operating expenses	(1,069,439)	(8,607)	(1,078,046)
Segment loss	$(998,648)	$(9,408)	$(1,008,056)

6.       INTANGIBLE ASSETS

As of March 31, 2023 and December 31, 2022, intangible assets consisted of the following:

	Estimated Useful Life	March 31, 2023	December 31, 2022

At cost:
Licensed media content	3 years	$148,140	$146,958
Trademarks and trade name	10 years	9,480	9,544
		157,620	156,502
Less: accumulated amortization		(75,365)	(62,297)
		$82,255	$94,205

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

As of March 31, 2023, the estimated amortization expense for intangible assets for each of the succeeding five years and thereafter is as follows:

Twelve Months Ending March 31:	Amount
2024	$50,328
2025	25,638
2026	948
2027	948
2028	948
Thereafter	3,445
Total	$82,255

Amortization of intangible assets was $12,556 and $12,380 for the three months ended March 31, 2023 and 2022, respectively.

7.       PREPAID EXPENSES AND OTHER CURRENT ASSETS

	March 31, 2023	December 31, 2022

Prepayment for technical knowhow license and service	$4,587,840	$2,940,440
Other prepayments	114,386	113,689
Other receivables	5,649	3,213
	$4,707,875	$3,057,342

8.       ACCRUED CONSULTING AND SERVICE FEE

For the three months ended March 31, 2023, the Company agreed to compensate certain business or professional service providers, which rendered IT development service, sale and marketing service, corporate development service and administrative service. These consulting and service fees totaled $621,302 and the Company will issue shares in lieu of services rendered, of which the number of shares to be issued are to be determined at the later date.

9.       AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary payments/advances from/to the Company’s directors and companies which are controlled by a director of the Company for working capital purpose, which were unsecured, interest-free and had no fixed terms of repayments. The related parties balance was $1,560,643 and $1,544,729 as of March 31, 2023 and December 31, 2022, respectively.

10.     SHAREHOLDERS’ DEFICIT

Preferred stock

As of March 31, 2023 and December 31,2022, the Company’s authorized shares were 30,000,000 shares of preferred stock, with a par value of $0.0001.

The Company has designated 10,000,000 shares of its preferred stock as Series A Preferred Stock.

The Company has designated 1,000,000 shares of its preferred stock as Series B Preferred Stock.

The Company has designated 1 share of its preferred stock as Series C Preferred Stock.

As of March 31, 2023 and December 31, 2022, the Company had 10,000,000 and 10,000,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of March 31, 2023 and December 31, 2022, the Company had 366,346 and 366,346 shares of Series B Preferred Stock issued and outstanding, respectively.

As of March 31, 2023 and December 31, 2022, the Company had 1 and 1 share of Series C Preferred Stock issued and outstanding, respectively.

Common stock

As of March 31, 2023 and December 31, 2022, the Company’s authorized shares were 1,970,000,000 shares of common stock, with a par value of $0.0001.

As of March 31, 2023 and December 31, 2022, the Company had 1,942,681,876 shares of common stock issued and outstanding, respectively.

Common stock to be issued

As of March 31, 2023 and December 31, 2022, the Company had 140,794,298,026 shares of its common stock committed to be issued but pending to be consummated, respectively.

11.     NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

Net loss attributable to common shareholders	$(516,995)	$(1,029,967)

Weighted average common shares outstanding:
– Basic	1,942,681,876	1,867,681,876
– Diluted	142,736,979,902	140,336,398,507

Net loss per share
– Basic#	$(0.00)	$(0.00)
– Diluted#	$(0.00)	$(0.00)

#	Basic and diluted net loss per share was less than $0.01

The following table presents the computation of weighted average common shares outstanding is derived after having taken into account of common stock that is committed but yet to be issued as follows:

	Three Months Ended March 31,
	2023	2022

Weighted average common shares outstanding – Basic and Diluted	$1,942,681,876	$1,867,681,876
Common stock committed but yet to be issued (1)	140,794,298,026	138,468,716,631
Weighted average common shares outstanding under if-converted method for Basic and Diluted	$142,736,979,902	$140,336,398,507

(1)	The common stock committed but yet to be issued has been excluded from the computation of the diluted net loss per common stock for the three months ended March 31, 2023 and 2022, because including them would have been anti-dilutive.

12.     INCOME TAX

For the three months ended March 31, 2023 and 2022, the local (“United States of America”) and foreign components of loss before income taxes were comprised of the following:

	Three Months Ended March 31,
	2023	2022

Tax jurisdiction from:
- Local	$(124,306)	$(161,869)
- Foreign, including	–	–
British Virgin Islands	(13)	(593)
Singapore	(392,348)	(853,333)
Hong Kong	(328)	(14,172)
Loss before income taxes	$(516,995)	$(1,029,967)

The provision for income taxes consisted of the following:

Three Months Ended March 31,
	2023	2022

Current:
- Local	$–	$–
- Foreign	–	–

Deferred:
- Local	–	–
- Foreign	–	–

Income tax expense	$–	$–

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

For the three months ended March 31, 2023 and 2022, there were no operating income.

BVI

Under the current BVI law, MHL and MGL are not subject to tax on income.

Singapore

MPL registered in the Republic of Singapore is subject to the tax laws of Singapore. A subsidiary incorporated in BVI is registered as a branch in Singapore for operating purpose and is also subject to tax in the Republic of Singapore.

For the three months ended March 31, 2023, the operation in the Singapore generated an operating loss of $392,348 and incurred $11,588,831 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating losses carryforward have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $1,970,101 on the expected future tax benefits from the net operating loss (“NOL”) carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s subsidiaries operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current period, after deducting a tax concession for the tax year. For the three months ended March 31, 2023, the operation in Hong Kong generated an operating loss of $328.

The following table sets forth the significant components of the deferred tax assets of the Company as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Deferred tax assets:
NOL – US tax regime	$207,081	$180,976
NOL – British Virgin Islands regime	–	–
NOL – Hong Kong tax regime	6,517	6,454
NOL – Singapore tax regime	1,970,101	1,905,633
	2,183,699	2,093,063
Less: valuation allowance	(2,183,699)	(2,093,063)
Deferred tax assets, net	$–	$–

As of March 31, 2023 and December 31, 2022, the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to income taxes would be classified as a component of the provision for income taxes in the consolidated statements of operations. The Company does not expect any significant change in its uncertain tax positions in the next twelve months.

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

During the three months ended March 31, 2023 and 2022, the Company paid the aggregate amount of $75,000 and $100,626 as consultancy fees to its director and former director, respectively.

During the three months ended March 31, 2023 and 2022, the Company paid the aggregate amount of $30,000 and $30,000 as compensation to its director, respectively.

On April 1, 2022, the Company entered into a Service Agreement (the “Service agreement”) with a company controlled by its major shareholder, which agreed to provide staffing and back-office services to the Company until the arrangement is terminated by the parties. During the three months ended March 31, 2023 and 2022, the Company incurred the related management service fee of $0   and $72,500.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

14.     CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended March 31, 2023, there was no single customer who accounted for 10% or more of the Company’s revenues.

For the three months ended March 31, 2022, the following customers accounted for 10% or more of the Company’s revenues and its outstanding receivable balances are presented as follows:

	Three Months Ended March 31, 2022		March 31, 2022
Customer	Revenue	Percentage of revenue	Accounts receivable
Customer A	$24,825	23%	$–

(b)	Economic and political risk

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

(d)	Market price risk of crypto (“digital”) assets

The Company generated certain level of its revenue from the sale and distribution of licensed media token products on its platform by the means of crypto assets by the customers, while revenue from these products have not been significant to date, most of this revenue will also fluctuate based on the price of crypto assets. Accordingly, crypto asset price risk could adversely affect its operating results. In particular, the future profitability may depend upon the market price of BNB, ETH, as well as other crypto assets. Crypto asset prices, along with the operating results, have fluctuated significantly from quarter to quarter. There is no assurance that crypto asset prices will reflect historical trends. A decline in the market price of BTC, ETH and Other crypto assets could have a material and adverse effect on our earnings, the carrying value of the crypto assets, and the future cash flows. This may also affect the liquidity and the ability to meet our ongoing obligations. As of March 31, 2023, the Company recorded an impairment charge on the crypto assets held when crypto asset prices decrease below their carrying value of these crypto assets.

15.     COMMITMENTS AND CONTINGENCIES

As of March 31,2023, the Company is committed to the below contractual agreement.

Lease

As of March 31, 2023, the Company had an office service agreement for its corporate office. The lease contains the renewal option and will expire on 24 September 2023.

Other contractual commitments

•	Williamsburg Venture Holdings, LLC

On April 1, 2022, the Company entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC (“Investor”), a Nevada limited liability company, pursuant to which the Investor agreed to invest up to Twenty Million Dollars ($20,000,000) in the Company’s common stock in accordance with the terms and conditions stated within the Equity Purchase Agreement dated April 1, 2022, and no later than February 24, 2025, by and between the Company and the Investor (the “Equity Purchase Agreement”). During the term, the Company shall be entitled to put to the Investor, and the Investor shall be obligated to purchase, such number of shares of the Company’s common stock and at such price as are determined in accordance with the Equity Purchase Agreement. The per share purchase price for the Williamsburg Put Shares will be equal to 88% of the lowest traded price of the Common Stock on the principal market during the five (5) consecutive trading days immediately preceding the date which Williamsburg received the Williamsburg Put Shares as DWAC Shares in its brokerage account (as reported by Bloomberg Finance L.P., Quotestream, or other reputable source). In connection with the Equity Purchase Agreement, both parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register with the SEC the common stock issuable under the Equity Purchase Agreement, among other securities. As of March 31, 2023, the remaining balance for Equity Purchase from the Investor was $19,823,750.

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

Apart from these commitments, the Company has no other material commitments or contingencies, as of March 31, 2023.

16.     SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2023, up through the date the Company issued the unaudited condensed consolidated financial statements. The Company had no material recognizable subsequent events since March 31, 2023.

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

Media and Enternatinment Segment: We currently derive revenue from the sale of DOTs on our MetaStudio [https://www.marvion.media/], which is operated through our subsidiary, Marvion Group Limited. Our DOTs are part of our IP Remake Licence initiative, whereby consumers are able to purchase DOTs on our MetaStudio [https://www.marvion.media/] with the licence to remake movies sequels, series, digital games etc. For the three months ended March 31, 2023, we generated $1,699,698 in revenue from this business segment. We intend to continue to focus on growing this business segment over the next 12 months. In this respect, we hope to become the largest global marketplace for such licenses thereby providing easy access for professionals and amateurs to exploit existing intellectual property.

Business Consulting Segment: We continue to provide business consulting services through Typerwise Limited (“Typerwise”). During the three months ended March 31, 2021, we did not generate any revenue from this segment.

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

The Company charged all related development costs to expenses as incurred and recognized as “Technology and development expenses” in the unaudited condensed consolidated statement of operations. During the three months ended March 31, 2023, no development fee was incurred.

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

Our corporate organization chart is below:-

Results of Operations.

Comparison of the three months ended March 31, 2023 and 2022

The following table sets forth certain operational data for the three months ended March 31, 2023, compared to the three months ended March 31, 2022:

	Three Months Ended March 31,
	2023	2022
Revenue:
Media & entertainment segment	$1,699,698	$82,945
Consulting business segment	–	24,825
Total revenue	1,699,698	107,770
Cost of revenue:
Media & entertainment segment	(1,402,117)	(12,154)
Consulting business segment	–	(25,626)
Total cost of revenue	(1,402,117)	(37,780)
Gross profit	297,581	69,990
Operating expenses:
Technology and development expenses	(134,129)	(505,930)
Sales and marketing expenses	(190,649)	(66,866)
Corporate development expenses	(45,000)	(60,000)
General and administrative expenses	(445,061)	(444,004)
Impairment loss of digital assets	–	(1,246)
Loss from operation	(517,258)	(1,008,056)
Other income (expense), net	263	(21,911)
Loss before income taxes	(516,995)	(1,029,067)
Income tax expense	–	–
Net loss	$(516,995)	$(1,029,967)

Revenue

During the three months ended March 31, 2023, there was no single customer who accounted for 10% or more of the Company’s revenues.

During the three months ended March 31, 2022, the following customers accounted for 10% or more of our total net revenues

	Three Months Ended March 31, 2022		March 31, 2022
Customer	Revenue	Percentage of revenue	Accounts receivable
Video Commerce Group Limited	$24,825	23%	$–

For the three months ended March 31, 2023, our revenue from media and entertainment segment increased by $1,616,753, The increase was primarily due to an increase in revenue of (i) movie remake license Digital Ownership Tokens, and (ii) Forensic Psychologist Hybrid Digital Ownership Tokens.

Cost of Revenue

Cost of revenues of $1,402,117 for the three months ended March 31, 2023 consisted primarily of the cost of intellectual property licenses and amortization on licensed media content. The amortization cost incurred in relation to the licensed media content of Forensic Psychologist was $12,319. Cost of revenues increased by $1,364,337 from $37,780 in the same period of 2022 which was mainly due to the increase in sales of our movie remake license Digital Ownership Tokens. Cost of revenue of $37,780 for the three months ended March 31, 2022 consisted primarily of amortization on licensed media content, token minting cost and consultancy fee.

Gross Profit

We achieved a gross profit of $297,581 and $69,990 for the three months ended March 31, 2023 and 2022, respectively. The increase in gross profit is attributable to an increase in our media & entertainment volume.

Technology and Development Expenses

Technology and development expenses for the three months ended March 31, 2022, decreased by $371,801 and is primarily attributable to development and improvement of h-DOT ecommerce website (“Marvion MetaStudio”) and video h -DOT player website and personnel-related expenses, and IT development. Less expenses were incurred in the three months ended March 31, 2023.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2023, increased by $123,783 as compared to the prior year period, due primarily to increase in (i) non-cash consultancy expenses charged by consultants for marketing events for Media and Entertainment segment, (ii) management service fee charged by a related company owned by the major shareholder of the Company, and (iii) marketing expenses for social media marketing.

Sales and marketing expenses of $66,866 for the three months ended March 31, 2022 primarily include costs related to public relations, advertising and marketing programs, and personnel-related expenses.

Corporate Development Expenses

Corporate development expenses of $45,000 and $60,000 for the three months ended March 31, 2023 and 2022 respectively primarily include personnel-related expenses incurred to support our corporate development.

General and Administrative Expenses (“G&A”)

General and administrative expenses of $445,061 and $444,004 for the three months ended March 31, 2023 and 2022 respectively primarily include (i) non-cash consultancy expenses charged by consultants for rendered in general and administrative function for Media and Entertainment segment, including legal, finance, executive and other support operations, and (ii) directors’ remuneration charged by the director and former director of the Company.

Liquidity and Capital Resources

Working Capital

As of March 31, 2023, we had cash and cash equivalents of $64,925, digital assets of $10,027, prepayments and other receivables of $4,707,875.

As of December 31, 2022, we had cash and cash equivalents of $99,274, digital assets of $10,203, inventories of $1,387,500, prepayments and other receivables of $3,057,342.

As of March 31, 2023 and December 31, 2022, we had working capital deficit of $2,771,808 and $2,269,600, respectively.

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

During the three months ended March 2023, we did not pay dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

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

The following summarizes the key component of our cash flows for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(112,410)	$(103,675)
Net cash used in investing activity	–	(1,890)
Net cash provided by (used in) financing activity	77,307	138,785

Net Cash Used In Operating Activities

For the three months ended March 31, 2023, net cash used in operating activities was $112,410, which consisted primarily of a net loss of $516,995, an increase in prepaid expenses and other current assets of $1,649,704, offset by an increase in accrued liabilities and other payables of $33,001, a decrease in inventories of $1,387,500 and an increase in accrued consulting and service fee of $621,060, and adjusted for non-cash items such as amortization of $12,556, revenue received by digital assets of $1,647,500 and expense settled by digital assets of $1,647,672.

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

Net Cash Used In Investing Activity

No investing activities incurred for the three months ended March 31, 2023.

For the three months March 31, 2022, net cash used in investing activities was $1,890, which consisted of purchase of intangible assets.

Net Cash Provided by Financing Activity

For the three months ended March 31, 2023, net cash provided by financing activity was $77,307, which consisted of advance from related parties of $17,307 and proceeds from convertible note payable $60,000.

For the three months ended March 31, 2022, net cash provided by financing activity was $138,785, which consisted of advance from related parties.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Contractual Obligations and Commercial Commitments

We had no contractual obligations and commercial commitments as of March 31, 2023.

Critical accounting policies

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were effective as of March 31, 2023.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BONANZA GOLDFIELDS CORP.

May 15, 2023	By:	/s/ Man Chung CHAN
Name: Man Chung CHAN
Title: Chief Executive Officer and Chief Financial Officer

