Form 10-Q
period 2023-06-30
Marvion Inc.
filed 2023-08-07
CIK 1439264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            To

Commission File Number 000-53612

MARVION INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2723015
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

21st Floor, Centennial Tower, 3 Temasek Avenue, Singapore	039190
(Address of principal executive offices)	(Zip Code)

+ 65 6829 7029
(Registrant’s telephone number, including area code)

BONANZA GOLDFIELDS CORP.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 24, 2023, the Company had outstanding 143,022,554,520 shares of common stock.

MARVION INC. F/K/A BONANZA GOLDFIELDS CORP.

QUARTERLY REPORT-Q

FOR THE QUARTER ENDED JUNE 30, 2023

INTRODUCTORY COMMENTS

We are not a Hong Kong operating company but a Nevada holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and Singapore. Our investors hold shares of common stock in Marvion Inc., the Nevada holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our ability to obtain contributions from our subsidiaries are significantly affected by regulations promulgated by Hong Kong and Singaporean authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong.” set forth in the Company’s Annual Report on Annual Report-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 17, 2023 (the “Annual Report”).

Marvion Inc. and our Hong Kong subsidiaries are not required to obtain permission or approval from the China Securities Regulatory Commission, or CSRC, the Cybersecurity Administration Committee, or CAC, or any other Chinese authorities to operate our business or to issue securities to foreign investors. However, in light of the recent statements and regulatory actions by the People’s Republic of China (“the PRC”) government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard including the risk that we inadvertently conclude that such approvals are not required, that applicable laws, regulations or interpretations change such that we are required to obtain approvals in the future, or that the PRC government could disallow our holding company structure, which would likely result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. These adverse actions could cause the value of our common stock to significantly decline or become worthless. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the CSRC, if we fail to comply with such rules and regulations, which would likely adversely affect the ability of the Company’s securities to continue to trade on the Over-the-Counter Bulletin Board, which would likely cause the value of our securities to significantly decline or become worthless.

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

The business of our subsidiaries are not subject to cybersecurity review with the Cyberspace Administration of China, given that: (i) we do not have one million individual online users of our products and services in Hong Kong; (ii) we do not possess a large amount of personal information in our business operations. In addition, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than Renminbi (“RMB”) 400 million. Currently, these statements and regulatory actions have had no impact on our daily business operations, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. For a detailed description of the risks the Company is facing and the offering associated with our operations in Hong Kong, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong.” set forth in the Annual Report.

The recent joint statement by the SEC and Public Company Accounting Oversight Board (“PCAOB”), and the Holding Foreign Companies Accountable Act (“HFCAA”) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the HFCAA if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result, an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the U.S. Securities and Exchange Commission adopted rules to implement the HFCAA. Pursuant to the HFCAA, the PCAOB issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is based in Kuala Lumpur, Malaysia and is subject to PCAOB’s inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Furthermore, due to the recent developments in connection with the implementation of the HFCAA, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCAA that the PCAOB be permitted to inspect the issuer’s public accounting firm within two or three years, may result in the delisting of our securities from applicable trading markets in the U.S, in the future if the PCAOB is unable to inspect our accounting firm at such future time. Please see “Risk Factors- The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.” set forth in the Annual Report.

In addition to the foregoing risks, we face various legal and operational risks and uncertainties arising from doing business in Hong Kong as summarized below and in “Risk Factors — Risks Relating to Doing Business in Hong Kong.” set forth in the Annual Report.

•	Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business. Please see “Risk Factors-We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.” set forth in the Annual Report.

•	We are a holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and Singapore. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong and Singapore subsidiaries and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends. Please see “Risk Factors- Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.” set forth in the Annual Report.

•	There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. We rely on dividends from our Hong Kong subsidiary for our cash and financing requirements, such as the funds necessary to service any debt we may incur. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Please see “Risk Factors - Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock.”; “Risk Factors - PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business.”; “Risk Factors - Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.” and “Transfers of Cash to and from our Subsidiaries” set forth in the Annual Report.

•	PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our operating subsidiaries in Hong Kong. Substantial uncertainties exist with respect to the interpretation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations. Please see “Risk Factors- PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business.” set forth in the Annual Report.

•	In light of China’s extension of its authority into Hong Kong, the Chinese government can change Hong Kong’s rules and regulations at any time with little or no advance notice, and can intervene and influence our operations and business activities in Hong Kong. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, if our subsidiaries or the holding company were required to obtain approval in the future, or we erroneously conclude that approvals were not required, or we were denied permission from Chinese authorities to operate or to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange and the value of our common stock would likely significantly decline or become worthless, which would materially affect the interest of the investors. There is a risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers, which could result in a material change in our operations and/or the value of our securities. Further, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers would likely significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “Risk Factors-We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.” and “The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.” set forth in the Annual Report.

•	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.

•	We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers. Please see “Risk Factors- The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.” set forth in the Annual Report.

•	Under the Enterprise Income Tax Law of the PRC (“EIT Law”), we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders. Please see “Risk Factors- Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth in the Annual Report.

•	Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident Shareholders to personal liability, may limit our ability to acquire Hong Kong and PRC companies or to inject capital into our Hong Kong subsidiary, may limit the ability of our Hong Kong subsidiaries to distribute profits to us or may otherwise materially and adversely affect us.

•	You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of shares of our common stock. Please see “Risk Factors- Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.” set forth in the Annual Report.

•	We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies. Please see “Risk Factors- We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.” set forth in the Annual Report.

•	We are organized under the laws of the State of Nevada as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong, Singapore and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in Hong Kong against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries. Please see “Risk Factors- Substantially all of our assets and a majority of our officers and directors are located in Hong Kong. The balance of our directors and officers are located in Singapore. As a result, it may be difficult for stockholders to enforce any judgment obtained in the United States against us, our officers or directors, which may limit the remedies otherwise available to our stockholders.” set forth in the Annual Report.

•	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.

•	There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits. Please see “Risk Factors- Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth in the Annual Report.

References in this registration statement to the “Company,” “BONZ,” “we,” “us” and “our” refer to Marvion Inc. f/k/a Bonanza Goldfields Corp., a Nevada company and all of its subsidiaries on a consolidated basis. Where reference to a specific entity is required, the name of such specific entity will be referenced.

Transfers of Cash to and from Our Subsidiaries

Marvion Inc. f/k/a/ Bonanza Goldfields Corp. is a Nevada holding company with no operations of its own. We conduct our operations in Hong Kong primarily through our subsidiaries in Hong Kong and Singapore. We may rely on dividends or other transfers of cash or assets to be made by our Hong Kong and Singapore subsidiaries to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. If our Hong Kong and Singapore subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. To date, our subsidiaries have not made any transfers, dividends or distributions of cash flows or other assets to Marvion Inc. and Marvion Inc. has not made any transfers, dividends or distributions of cash flows or other assets to our subsidiaries.

Marvion Inc. is permitted under the Nevada laws to provide funding to and receive funding from our subsidiaries in Hong Kong and Singapore through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. Our Hong Kong subsidiaries, Marvion (Hong Kong) Limited, Typerwise Limited (“Typerwise”) and Marvel Multi-dimensions Limited (“MMDL”), and our Singapore subsidiary Marvion Private Limited, are also permitted under the laws of Hong Kong and Singapore to provide and receive funding to and from Marvion Inc. through dividend distribution without restrictions on the amount of the funds. As of the date of this report, there has been no dividends or distributions among the holding company or the subsidiaries nor do we expect such dividends or distributions to occur in the foreseeable future among the holding company and its subsidiaries.

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

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. The laws and regulations of the PRC do not currently have any material impact on transfer of cash from Marvion Inc. to our Hong Kong subsidiaries or from our Hong Kong subsidiaries to Marvion Inc. There are no restrictions or limitation under the laws of Hong Kong imposed on the conversion of Hong Kong dollar (“HKD”) into foreign currencies and the remittance of currencies out of Hong Kong or across borders and to U.S. investors.

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

In order for us to pay dividends to our shareholders, we will rely on payments made from our Hong Kong and Singapore subsidiaries to Marvion Inc. If in the future we have PRC subsidiaries, certain payments from such PRC subsidiaries to Hong Kong subsidiaries will be subject to PRC taxes, including business taxes and VAT. As of the date of this report, we do not have any PRC subsidiaries and our Hong Kong and Singapore subsidiaries have not made any transfers, dividends or distributions nor do we expect to make such transfers, dividends or distributions in the foreseeable future.

Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be lowered to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In current practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to dividends to be paid by a PRC subsidiary to its immediate holding company. As of the date of this report, we do not have a PRC subsidiary. In the event that we acquire or form a PRC subsidiary in the future and such PRC subsidiary desires to declare and pay dividends to our Hong Kong subsidiary, our Hong Kong subsidiary will be required to apply for the tax resident certificate from the relevant Hong Kong tax authority. In such event, we plan to inform the investors through SEC filings, such as a current report on Form 8-K, prior to such actions. See “Risk Factors – Risks Relating to Doing Business in Hong Kong.” set forth in the Annual Report.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Annual Report-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Annual Report-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s market projections, financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company's business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report.

Consequently, all of the forward-looking statements made in this Annual Report-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MARVION INC. F/K/A BONANZA GOLDFIELDS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$189,852	$99,274
Digital assets, net	10,746	10,203
Inventories, net	–	1,387,500
Short-term investments	727,610	–
Prepaid expenses and other current assets	3,250,109	3,057,342
Total current assets	4,178,317	4,554,319

Non-current assets:
Deferred financing cost, net	199,039	176,250
Intangible assets, net	63,256	94,205
Total non-current assets	262,295	270,455

TOTAL ASSETS	$4,440,612	$4,824,774

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	$1,601,059	$105,381
Accrued consulting and service fee	9,871,937	5,172,537
Amounts due to related parties	1,702,556	1,544,729
Convertible note payable	160,000	–
Income tax payable	–	1,272
Total current liabilities	13,335,552	6,823,919

TOTAL LIABILITIES	13,335,552	6,823,919

Commitments and contingencies	–	–

Shareholders’ deficit:
Preferred stock, par value $0.0001, 30,000,000,000 shares authorized, 18,999,999 and 18,999,999 shares undesignated as of June 30, 2023 and December 21, 2022, respectively	–	–
Preferred stock, Series A, par value $0.0001, 10,000,000 shares designated, 10,000,000 and 10,000,000 shares issued and outstanding as of June 30, 2023 and December 21, 2022, respectively	1,000	1,000
Preferred stock, Series B, par value $0.0001, 1,000,000 shares designated, 366,346 and 366,346 shares issued and outstanding as of June 30, 2023 and December 21, 2022, respectively	37	37
Preferred stock, Series C, par value $0.001, 1 share designated, 1 and 1 share issued and outstanding as of June 30, 2023 and December 21, 2022, respectively	1	1
Common stock, par value $0.0001, 270,000,000,000 shares authorized, 4,553,837,889 and 1,942,681,876 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	455,384	194,268
Common stock, $0.0001 par value, 138,468,716,631 and 140,794,298,026 shares to be issued as of June 30, 2023 and December 31, 2022, respectively	13,846,871	14,079,430
Additional paid-in capital	10,885,647	9,936,191
Accumulated other comprehensive income (loss)	19,891	(5,043)
Accumulated deficit	(34,103,771)	(26,205,029)
Total shareholders’ deficit	(8,894,940)	(1,999,145)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$4,440,612	$4,824,774

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVION INC. F/K/A BONANZA GOLDFIELDS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Revenues	$3,858,012	$986,327	$5,557,710	$1,094,031
Cost of revenues	(12,626)	(823,480)	(1,414,743)	(861,192)
Gross profit	3,845,386	162,847	4,142,967	232,839

Operating expenses:
Technology and development expenses	(7,652,739)	(101,162)	(7,786,868)	(607,092)
Sales and marketing expenses	(892,340)	(122,510)	(1,082,989)	(189,376)
Corporate development expenses	(1,851,000)	(72,870)	(1,896,000)	(132,870)
General and administrative expenses	(603,472)	(814,657)	(1,048,533)	(1,258,663)
Impairment loss of digital assets	(23)	(2,803)	(23)	(4,049)
Total operating expenses	(10,999,574)	(1,114,002)	(11,814,413)	(2,192,050)
Loss from operations	(7,154,188)	(951,155)	(7,671,446)	(1,959,211)

Other income (expense):
Gain (loss) on disposal of digital assets	–	3,345	–	(18,566)
Amortization of deferred financing costs	(57,611)	–	(57,611)	–
Change in fair value of marketable securities	(170,003)	–	(170,003)	–
Other income	55	–	318	–
Total other income (expense)	(227,559)	3,345	(227,296)	(18,566)
Loss before income taxes	(7,381,747)	(947,810)	(7,898,742)	(1,977,777)
Income tax credit	–	3,823	–	3,823
Net loss	(7,381,747)	(943,987)	(7,898,742)	(1,973,954)

Other comprehensive income:
Foreign currency adjustment gain	22,097	1,661	24,934	2,220
Comprehensive loss	$(7,359,650)	$(942,326)	$(7,873,808)	$(1,971,734)

Net loss per share:
Basic (1)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted (1)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic	3,096,783,981	1,867,681,876	3,096,783,981	1,867,681,876
Diluted	3,096,783,981	1,867,681,876	3,096,783,981	1,867,681,876

(1)	Less than $0.001

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVION INC. F/K/A BONANZA GOLDFIELDS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Preferred stock		Common stock		Common stock to be issued		Additional	Accumulated other		Total stockholders
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	paid-in capital	comprehensive income (loss)	Accumulated deficit	(deficit) equity

For the Three and Six Months Ended June 30, 2023
Balance as of December 31, 2022	10,366,346	$1,038	1,942,681,876	$194,268	140,794,298,026	$14,079,430	$9,936,191	$(5,043)	$(26,205,029)	$(1,999,145)
Foreign translation adjustment	–	–	–	–	–	–	–	2,837	–	2,837
Net loss for the period	–	–	–	–	–	–	–	–	(516,995)	(516,995)
Balance as of March 31, 2023	10,366,346	1,038	1,942,681,876	194,268	140,794,298,026	14,079,430	9,936,191	(2,206)	(26,722,024)	(2,513,303)
Shares issued as commitment shares	–	–	67,000,000	6,700	–	–	73,700	–	–	80,400
Shares issued under share swap agreement	–	–	218,574,618	21,857	–	–	875,756	–	–	897,613
Shares issued under Share Exchange Agreement in prior years	–	–	2,325,581,395	232,559	(2,325,581,395)	(232,559)	–	–	–	–
Foreign translation adjustment	–	–	–	–	–	–	–	22,097	–	22,097
Net loss for the period	–	–	–	–	–	–	–	–	(7,381,747)	(7,381,747)
Balance as of June 30, 2023	10,366,346	$1,038	4,553,837,889	$455,384	138,468,716,631	$13,846,871	$10,885,647	$19,891	$(34,103,771)	$(8,894,940)

For the Three and Six Months Ended June 30, 2022
Balance as of December 31, 2021	10,366,346	$1,038	1,867,681,876	$186,768	138,468,716,631	$13,846,871	$–	$7	$(16,157,367)	$(2,122,683)
Foreign translation adjustment	–	–	–	–	–	–	–	559	–	559
Net loss for the period	–	–	–	–	–	–	–	–	(1,029,967)	(1,029,967)
Balance as of March 31, 2022	10,366,346	1,038	1,867,681,876	186,768	138,468,716,631	13,846,871	–	566	(17,187,334)	(3,152,091)
Acquisition of licensed adaptation right	–	–	–	–	2,325,581,395	232,559	9,767,441	–	–	10,000,000
Foreign translation adjustment	–	–	–	–	–	–	–	1,661	–	1,661
Net loss for the period	–	–	–	–	–	–	–	–	(943,987)	(943,987)
Balance as of June 30, 2022	10,366,346	$1,038	1,867,681,876	$186,768	140,794,298,026	$14,079,430	$9,767,441	$2,227	$(18,131,321)	$5,905,583

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVION INC. F/K/A BONANZA GOLDFIELDS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,898,742)	$(1,973,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	24,992	24,535
Amortization of deferred financing cost	57,611	–
Written off intangible assets	5,434	–
Digital assets received as revenue	(5,418,542)	(1,069,272)
Impairment loss of digital assets	23	4,049
Loss on disposal of digital assets	–	18,566
Change in fair value of marketable securities	170,003	–
Cost of inventories (non-cash)	5,417,972	802,500

Change in operating assets and liabilities:
Accounts and notes receivable	–	–
Digital assets	–	513,431
Inventories	1,387,500	–
Prepaid expenses and other current assets	(193,719)	(90,505)
Accrued liabilities and other payable	1,514,484	139,983
Accrued consulting and service fee	4,700,859	1,439,535
Income tax payable	(1,265)	(3,823)
Net cash used in operating activities	(233,390)	(194,955)

Cash flows from investing activity:
Purchase of intangible assets	–	(1,886)
Net cash used in investing activity	–	(1,886)

Cash flows from financing activities:
Proceeds from issuance of convertible note payable	160,000	–
Advance from related parties	162,222	194,163
Net cash provided by financing activities	322,222	194,163

Effect of exchange rate on cash and cash equivalents	1,746	40
Net change in cash and cash equivalents	90,578	(2,638)
Cash and cash equivalents at beginning of the period	99,274	28,124
Cash and cash equivalents at end of the period	$189,852	$25,486

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued under share swap agreement in exchange of marketable securities	$897,613	$–

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVION INC. F/K/A BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       ORGANIZATION AND BUSINESS BACKGROUND

Bonanza Goldfields Corp. was incorporated in the State of Nevada on March 6, 2008. The Company and its subsidiaries are hereinafter referred to as (the “Company”). On January 17, 2023, the Company amended its Articles of Incorporation to change its name to Marvion Inc.

Currently, the Company is principally engaged in the sale and distribution of media and entertainment products in its online platform, as well as the provision of financing, business development solutions & related professional services in Singapore and Hong Kong.

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

MARVION INC. F/K/A BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on April 17, 2023.

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

Segment reporting

Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in unaudited condensed consolidated financial statements. Currently, the Company operates one reportable operating segment in Hong Kong and Singapore. Since 2023, the Company mainly focuses on Media & Entertainment Segment, while the Business Consulting Segment has scaled down its operation to minimal.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

MARVION INC. F/K/A BONANZA GOLDFIELDS CORP.

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

Inventories

Inventory consists of adaptation rights products, which are stated at the lower of cost (first-in, first-out method) or net realizable value. Management regularly reviews inventory on an item-by-item basis and provides an inventory allowance based on excess or obsolete inventory determined primarily by anticipated future demand for our products. Inventory allowance is measured as the difference between the cost of the inventory and market value, based on assumptions about future demand that are inherently difficult to assess. As of June 30, 2023 and December 31, 2022, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

Investments

Investments in equity investments in publicly traded companies in which the Company does not exercise significant influence are classified as available-for-sale securities. These securities are reported at fair values; based upon quoted market prices, and subsequent changes in the fair value are recognized in profit or loss, in the line item “Change in fair value of marketable securities”.

Intangible assets

Intangible assets consist of licensed media content, trademarks and trade name. The intangible assets are amortized following the patterns in which the economic benefits are consumed or straight-line over the estimated useful life. The Company periodically reviews the estimated useful lives of these intangible assets and reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will be equal to the excess of the carrying value over the fair value of the asset. The Company has recorded $5,434 on the written off certain intangible assets during the six months ended June 30, 2023. There was no impairment of intangible assets identified for the six months ended June 30, 2022.

MARVION INC. F/K/A BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

MARVION INC. F/K/A BONANZA GOLDFIELDS CORP.

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

During the six months ended June 30, 2023 and 2022, the following table shows non-cash transactions by digital assets:

	For the Six Months Ended June 30,
	2023	2022
Revenue earned and received by digital assets	$5,557,710	$1,069,272
Cost of revenue paid by digital assets	–	(265)
Expense paid by digital assets	$(5,417,972)	$(513,166)

Revenue is generated and earned from the rendering of marketing and strategic advisory services to the customers. The Company recognizes services revenue over the period in which such services are performed under fixed price contracts.

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

Deferred financial costs

Costs related to the issuance of debt are deferred as an asset and amortized to interest expense over the life of the related debt, using the straight-line method.

MARVION INC. F/K/A BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the six months ended June 30, 2023 and 2022.

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

Translation of amounts from HKD and SGD into US$ has been made at the following exchange rates for the period ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Period-end HKD:US$ exchange rate	0.1276	0.1274
Period average HKD:US$ exchange rate	0.1276	0.1278
Period-end SGD:US$ exchange rate	0.7391	0.7189
Period average SGD:US$ exchange rate	0.7484	0.7328

MARVION INC. F/K/A BONANZA GOLDFIELDS CORP.

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

MARVION INC. F/K/A BONANZA GOLDFIELDS CORP.

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

MARVION INC. F/K/A BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, prepaid expenses and other current assets, accrued liabilities and other payable, accrued consulting service fee, amounts due to related parties and income tax payable approximate their fair values because of the short maturity of these instruments.

		Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	June 30, 2023	(Level 1)	(Level 2)	(Level 3)

Assets:
Marketable equity securities	$727,610	$727,610	$–	$–

Fair value estimates are made at a specific point in time based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date.

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, to clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. The ASU also introduced new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments in ASU 2022-03 are effective for fiscal years beginning after December 15, 2023. The Company does not expect ASU No. 2022-03 to have a material effect on its consolidated financial statements.

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

The Company has generated a recurring loss of $7,898,742 during the six months ended June 30, 2023 and incurred the accumulated deficit of $34,103,771 as of June 30, 2023. Expenses are expected to increase in the forthcoming year and cash flows of the Company may not be able to sustain the expansion required. The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its major shareholders. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

MARVION INC. F/K/A BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.       REVENUE FROM CONTRACTS WITH CUSTOMERS

The table below presents our revenues by revenue source.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Consulting service income	$–	$–	$–	$24,759
Media and entertainment income:
Sale of licensed IP right and media products	3,771,000	963,084	5,418,500	1,046,029
Transaction fee income	87,012	23,243	139,210	23,243
Total revenues	$3,858,012	$986,327	$5,557,710	$1,094,031

The table below presents our revenues by geographic areas in which our customers were located.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Hong Kong	$–	$–	$–	$24,759
Rest of the World	3,858,012	986,327	5,557,710	1,069,272
Total revenues	$3,858,012	$986,327	$5,557,710	$1,094,031

MARVION INC. F/K/A BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.       SHORT-TERM INVESTMENTS

	June 30, 2023	December 31, 2022

Marketable securities, listed in Hong Kong	$727,610	$–

Investments in marketable securities are accounted for at fair value with changes in fair value recognized in net income (loss). This investment was listed and publicly traded on Hong Kong Stock Exchange and it is considered as Level 1 in the fair value hierarchy.

As at June 30, 2023, the ownership percentage of the marketable securities, listed in Hong Kong was approximately 4.29%.

6.       PREPAID EXPENSES AND OTHER CURRENT ASSETS

	June 30, 2023	December 31, 2022

Prepayment for technical knowhow license and service	$3,131,595	$2,940,440
Other prepayments and deposits	107,394	113,689
Other receivables	11,120	3,213
	$3,250,109	$3,057,342

7.       INTANGIBLE ASSETS

As of June 30, 2023 and December 31, 2022, intangible assets consisted of the following:

	Estimated useful life	June 30, 2023	December 31, 2022

At cost:
Licensed media content	3 years	$145,611	$146,958
Trademarks and trade name	10 years	3,101	9,544
		148,712	156,502
Less: accumulated amortization		(85,456)	(62,297)
Intangible assets, net		$63,256	$94,205

MARVION INC. F/K/A BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of June 30, 2023, the estimated amortization expense for intangible assets for each of the succeeding five years and thereafter is as follows:

Twelve months ending June 30:	Amount
2024	$48,848
2025	12,444
2026	310
2027	310
2028	310
Thereafter	1,034
Total	$63,256

Amortization of intangible assets was $24,992 and $12,155 for the six months ended June 30, 2023 and 2022, respectively.

8.       ACCRUED CONSULTING AND SERVICE FEE

For the six months ended June 30, 2023, the Company agreed to compensate certain business or professional service providers, which rendered IT development service, sale and marketing service, corporate development service and administrative service. These consulting and service fees totaled $4,699,400 and the Company will issue shares in lieu of services rendered, of which the number of shares to be issued are determined at the later date.

For the six months ended June 30, 2022, the Company agreed to compensate certain business or professional services providers, which rendered IT development service, sale and marketing service, corporate development service and administrative service. These consulting and service fees totaled $1,439,535 and was agreed to be settled in lieu of the common stock of the Company, of which the number of shares to be issued are determined at a later date.

9.       AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary payments/advances from/to the Company’s directors and companies which are controlled by a director of the Company for working capital purpose, which were unsecured, interest-free and had no fixed terms of repayments. The related parties balance was $1,702,557 and $1,544,729 as of June 30, 2023 and December 31, 2022, respectively.

MARVION INC. F/K/A BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.       STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock

On January 10, 2022, the Company amended the Articles of Incorporation to increase the Company’s authorized capital from 2,000,000,000 to 300,000,000,000 shares, consisting of 270,000,000,000 shares of common stock, par value $0.0001, and 30,000,000,000 shares of preferred stock, par value $0.0001.

As of June 30, 2023 and December 31,2022, the Company’s authorized shares were 30,000,000,000 shares of preferred stock, with a par value of $0.0001.

The Company has designated 10,000,000 shares of its preferred stock as Series A Preferred Stock.

The Company has designated 1,000,000 shares of its preferred stock as Series B Preferred Stock.

The Company has designated 1 share of its preferred stock as Series C Preferred Stock.

As of June 30, 2023 and December 31, 2022, the Company had 10,000,000 and 10,000,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of June 30, 2023 and December 31, 2022, the Company had 366,346 and 366,346 shares of Series B Preferred Stock issued and outstanding, respectively.

As of June 30, 2023 and December 31, 2022, the Company had 1 and 1 share of Series C Preferred Stock issued and outstanding, respectively.

Common stock

On January 10, 2022, the Company amended the Articles of Incorporation to increase the Company’s authorized capital from 2,000,000,000 to 300,000,000,000 shares, consisting of 270,000,000,000 shares of common stock, par value $0.0001, and 30,000,000,000 shares of preferred stock, par value $0.0001.

As of June 30, 2023 and December 31, 2022, the Company’s authorized shares were 270,000,000,000 shares of common stock, with a par value of $0.0001.

On April 11, 2023, the Company issued 218,574,618 shares of common stock to complete the share swap agreement with China Information Technology Development Limited (“CITD”), which is a listed company on Hong Kong Stock Exchange (HK:8178), in exchange of 2,652,038 shares of CITD shares.

Concurrently, on April 11, 2023, the Company also issued 2,325,581,395 shares of common stock at par value to consummate the Share Issuance under Share Exchange Agreement dated October 25, 2002.

On May 2, 2023, the Company issued 67,000,000 shares of common stock as commitment shares under Equity Purchase Agreement with Williamsburg Venture Holdings, LLC.

As of June 30, 2023 and December 31, 2022, the Company had 4,553,837,889 and 1,942,681,876 shares of common stock issued and outstanding, respectively.

MARVION INC. F/K/A BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Common stock to be issued

As of June 30, 2023 and December 31, 2022, the Company had 138,468,716,631 and 140,794,298,026 shares of its common stock committed to be issued but pending to be consummated, respectively.

For the six months ended June 30, 2023, 2,325,581,395 shares of common stock are issued.

The remaining balance of 138,468,716,631 shares are subsequently issued as common stock.

11.    NET LOSS PER SHARE

As the Company has net losses for the three months and six months ended June 30, 2022, all potential common shares were deemed to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share (in dollars, except share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders	$(7,381,747)	$(943,987)	$(7,898,742)	$(1,973,954)

Weighted average common shares outstanding:
Basic	3,096,783,981	1,867,681,876	3,096,783,981	1,867,681,876
Diluted	3,096,783,981	1,867,681,876	3,096,783,981	1,867,681,876

Net loss per share:
Basic#	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted#	$(0.00)	$(0.00)	$(0.00)	$(0.00)

_____________

#	Basic and diluted net loss per share was less than $0.01

The following table presents the computation of weighted average common shares outstanding is derived after having taken into account of common stock that is committed but yet to be issued as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average common shares outstanding – Basic and Diluted	3,096,783,981	1,867,681,876	3,096,783,981	1,867,681,876
Common stock committed but yet to be issued (1)	138,468,716,631	140,794,298,026	138,468,716,631	140,794,298,026
Weighted average common shares outstanding under if-converted method for Basic and Diluted	141,565,500,612	142,661,979,902	141,565,500,612	142,661,979,902

_________________

(1)	The common stock committed but yet to be issued has been excluded from the computation of the diluted net loss per common stock for the three months and six months ended June 30, 2023 and 2022, because including them would have been anti-dilutive.

MARVION INC. F/K/A BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.       INCOME TAX

For the six months ended June 30, 2023 and 2022, the local (“United States of America”) and foreign tax regime incurred loss before income taxes, which comprised of the following:

	For the Six Months Ended June 30,
	2023	2022
Tax jurisdiction from:
- Local	$(295,312)	$(221,059)
- Foreign, including	–	–
British Virgin Islands	(293)	(23,208)
Singapore	(7,593,594)	(1,702,904)
Hong Kong	(9,543)	(30,606)
Loss before income taxes	$(7,898,742)	$(1,977,777)

The provision for income taxes consisted of the following:

	For the Six Months Ended June 30,
	2023	2022
Current:
- Local	$–	$–
- Foreign	–	3,823

Deferred:
- Local	–	–
- Foreign	–	–
Income tax expense	$–	$3,823

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

For the six months ended June 30, 2023 and 2022, there were no operating income.

BVI

Under the current BVI law, the Company is not subject to tax on income.

MARVION INC. F/K/A BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Singapore

MPL registered in the Republic of Singapore is subject to the tax laws of Singapore. A subsidiary incorporated in BVI is registered as a branch in Singapore for operating purpose and is also subject to tax in the Republic of Singapore.

For the six months ended June 30, 2023, the operation in the Singapore generated an operating loss of $7,593,594 and incurred $18,606,451 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating losses carryforward have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $3,163,097 on the expected future tax benefits from the net operating loss (“NOL”) carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s subsidiaries operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current period, after deducting a tax concession for the tax year. For the six months ended June 30, 2023, the operation in Hong Kong generated an operating loss of $9,544.

The following table sets forth the significant components of the deferred tax assets of the Company as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Deferred tax assets:
NOL – US tax regime	$242,991	$180,976
NOL – British Virgin Islands regime	–	–
NOL – Hong Kong tax regime	8,012	6,454
NOL – Singapore tax regime	3,163,097	1,905,633
	3,414,101	2,093,063
Less: valuation allowance	(3,414,101)	(2,093,063)
Deferred tax assets, net	$–	$–

As of June 30, 2023 and December 31, 2022, the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to income taxes would be classified as a component of the provision for income taxes in the consolidated statements of operations. The Company does not expect any significant change in its uncertain tax positions in the next twelve months.

The Company filed income tax returns in the United States federal tax jurisdiction and several state tax jurisdictions. Since the Company is in a loss carryforward position, it is generally subject to examination by federal and state tax authorities for all tax years in which a loss carryforward is available.

MARVION INC. F/K/A BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.     RELATED PARTY TRANSACTIONS

From time to time, the Company’s directors and companies which are controlled by a director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and have no fixed terms of repayment.

During the three months ended June 30, 2023 and 2022, the Company paid the aggregate amount of $78,000 and $74,932 as consultancy fees to its director, respectively. During the six months ended June 30, 2023 and 2022, the Company paid the aggregate amount of $153,000 and $175,558 as consultancy fees to its director, respectively.

During the three months ended June 30, 2023 and 2022, the Company paid the aggregate amount of $30,000 and $30,000 as compensation to its directors, respectively. During the six months ended June 30, 2023 and 2022, the Company paid the aggregate amount of $60,000 and $60,000 as compensation to its directors, respectively.

During the three months ended June 30, 2023 and 2022, the Company paid the aggregate amount of $1,478,895 and $Nil as service fee to its related party, respectively. During the six months ended June 30, 2023 and 2022, the Company paid the aggregate amount of $1,478,895 and $Nil as service fee to its related party, respectively.

On April 1, 2022, the Company entered into a Service Agreement (the “Service agreement”) with a company controlled by its major shareholder, which agreed to provide staffing and back-office services to the Company until the arrangement is terminated by the parties. During the six months ended June 30, 2023 and 2022, the Company incurred the related management service fee of $0 and $72,500.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

14.    CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three and six months ended June 30, 2023, there was no single customer who accounted for 10% or more of the Company’s revenues.

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

MARVION INC. F/K/A BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

(d)	Market price risk of crypto (“digital”) assets

The Company generated certain level of its revenue from the sale and distribution of licensed media token products on its platform by the means of crypto assets by the customers, while revenue from these products have not been significant to date, most of this revenue will also fluctuate based on the price of crypto assets. Accordingly, crypto asset price risk could adversely affect its operating results. In particular, the future profitability may depend upon the market price of BNB, ETH, as well as other crypto assets. Crypto asset prices, along with the operating results, have fluctuated significantly from quarter to quarter. There is no assurance that crypto asset prices will reflect historical trends. A decline in the market price of BTC, ETH and Other crypto assets could have a material and adverse effect on our earnings, the carrying value of the crypto assets, and the future cash flows. This may also affect the liquidity and the ability to meet our ongoing obligations. As of June 30, 2023, the Company recorded an impairment charge on the crypto assets held when crypto asset prices decrease below their carrying value of these crypto assets.

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

15.     COMMITMENTS AND CONTINGENCIES

Commitments

As of June 30, 2023, the Company is committed to the below contractual agreement.

Leases

As of June 30, 2023, the Company had a virtual office service agreement for its corporate office. The lease contains the renewal option and will expire on 24 September 2023.

Other contractual commitments

•	Williamsburg Venture Holdings, LLC

MARVION INC. F/K/A BONANZA GOLDFIELDS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On April 1, 2022, the Company entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC (“Investor”), a Nevada limited liability company, pursuant to which the Investor agreed to invest up to Twenty Million Dollars ($20,000,000) in the Company’s common stock in accordance with the terms and conditions stated within the Equity Purchase Agreement dated April 1, 2022, and no later than February 24, 2025, by and between the Company and the Investor (the “Equity Purchase Agreement”). During the term, the Company shall be entitled to put to the Investor, and the Investor shall be obligated to purchase, such number of shares of the Company’s common stock and at such price as are determined in accordance with the Equity Purchase Agreement. The per share purchase price for the Williamsburg Put Shares will be equal to 88% of the lowest traded price of the Common Stock on the principal market during the five (5) consecutive trading days immediately preceding the date which Williamsburg received the Williamsburg Put Shares as DWAC Shares in its brokerage account (as reported by Bloomberg Finance L.P., Quotestream, or other reputable source). In connection with the Equity Purchase Agreement, both parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register with the SEC the common stock issuable under the Equity Purchase Agreement, among other securities. As of June 30, 2023, the remaining balance for Equity Purchase from the Investor was $19,743,350.

Apart from these commitments, the Company has no other material commitments or contingencies, as of June 30, 2023.

16.     SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2023, up through the date the Company issued the unaudited condensed consolidated financial statements.

On July 6, 2023, the Company issued 129,860,254,628 and 8,608,462,003 shares of common stock to Lee Ying Chiu Herbert and So Han Meng Julian respectively in connection with our acquisition of Marvion Holdings Limited.

The Company had no material recognizable subsequent events since June 30, 2023.

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

Unless indicated otherwise, throughout this Quarterly Report on Annual Report-Q, we refer to Marvion Inc. f/k/a Bonanza Goldfields Corp. and its consolidated subsidiaries, as “BONZ,” “we,” “us” and “our.”

Numerical information in this report is presented on a rounded basis using actual amounts. Minor differences in totals and percentage calculations may exist due to rounding.

Description of Business

Marvion Inc. f/k/a Bonanza Goldfields Corp. is not a Hong Kong operating company but a Nevada holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and Singapore. Our investors hold shares of common stock in Marvion Inc., the Nevada holding company. Marvion Inc. is a Nevada holding company that through its subsidiaries are engaged in the lifestyle, media and entertainment creation and distribution, and technology businesses. Through the use of Web3 technologies (including blockchain and metaverse technologies), we seek to provide end-to-end one-stop solution for brands and content creators to preserve, unlock and enhance the value of their Intellectual Properties (“IPs”). Our mission is to lead the revolution and set the standards for responsible application of Web3 technologies, including our proprietary Digital Ownership Token (“DOT”).

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

Media and Entertainment Segment: We currently derive revenue from the sale of DOTs on our MetaStudio [https://www.marvion.media/], which is operated through our subsidiary, Marvion Group Limited. Our DOTs are part of our IP Remake License initiative, whereby consumers are able to purchase DOTs on our MetaStudio [https://www.marvion.media/] with the licence to remake movies sequels, series, digital games etc. For the six months ended March 31, 2023, we generated $5,557,710 in revenue from this business segment. We intend to continue to focus on growing this business segment over the next 12 months. In this respect, we hope to become the largest global marketplace for such licenses thereby providing easy access for professionals and amateurs to exploit existing intellectual property.

Business Consulting Segment: We continue to provide business consulting services through Marvion Studio Limited (“Marvion Studio”). During the six months ended June 30, 2023, we did not generate any revenue from this segment.

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

Other Events

On January 10, 2022, the board of directors of Marvion Inc. f/k/a Bonanza Goldfields Corp. and certain stockholders holding a majority of the voting rights of our common stock approved by written consent in lieu of a special meeting the taking of all steps necessary to effect the following actions (collectively, the “Corporate Actions”):

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

The Articles of Incorporation was amended on January 17, 2023, to effect the Corporate Actions.

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

On April 14, 2022, the Company, through its subsidiary, Marvion Private Limited, entered into an Intellectual Property Sale and Purchase Agreement (the “EA SPA”) with Euro Amazing Limited, a limited liability company organized under the laws of Hong Kong, pursuant to which the Company agreed to acquire a perpetual worldwide license for ten (10) categories of adaptation rights to twenty (20) movies in consideration of 2,325,581,395 shares of our common stock, at a valuation of $0.0043 per share, equivalent to total consideration price of $10,000,000. These shares were issued on April 11, 2023. On May 23, 2022, Marvion Private Limited and Euro Amazing Limited signed an addendum and agreed to replace certain movies in the EA SPA with other movies.

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

The Company charged all related development costs to expenses as incurred and recognized as “Technology and development expenses” in the unaudited condensed consolidated statement of operations. During the six months ended June 30, 2023, $7,786,868 development fee was incurred.

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

As of the date of this report, the Company issued 218,574,618 shares of common stock to CITD.

The foregoing description of the Share Swap Agreement is qualified in its entirety by reference to such agreement which is filed as Exhibit 10.8 to this quarterly report on Form 10-Q and incorporated herein by reference.

Our corporate organization chart is below:

Results of Operations.

During the six months ended June 30, 2023 and 2022, our strategic business and management advisory services segment generated revenue of $Nil and $24,759, respectively, and our sale and distribution of the licensed IP right and media content products embedded with DOT solution business segment generated revenue of $5,557,710 and $1,069,272, respectively. The Company accepts payment for services in the form of select and liquid digital assets, but does not hold digital assets as an investment. Such digital assets should be converted into fiat currency or stable digital currency after receipt, subject to the factors include but not limited to currency fluctuations, government policies, exchange control regulations, and general economic market condition.

We are a development stage company and reported a net loss of $7,898,742 and $1,973,954 for the six months ended June 30, 2023 and 2022, respectively. We had current assets of $4,178,317 and current liabilities of $13,335,552 as of June 30, 2023. As of December 31, 2022, our current assets were $4,554,319 and current liabilities were $6,823,919.

We have prepared our unaudited condensed consolidated financial statements for the six months ended June 30, 2023 and 2022 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

Three Months Ended June 30, 2023 compared to Three Months Ended June 30, 2022

The following table sets forth selected financial information from our statements of comprehensive income for the three months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,
	2023	2022

Revenues:	$3,858,012	$986,327
Cost of revenues:	(12,626)	(823,480)
Gross profit	3,845,386	162,847
Operating expenses:
Technology and development expenses	(7,652,739)	(101,162)
Sales and marketing expenses	(892,340)	(122,510)
Corporate development expenses	(1,851,000)	(72,870)
General and administrative expenses	(603,472)	(814,657)
Impairment loss of digital assets	(23)	(2,803)
Total operating expenses	(10,999,574)	(1,114,002)
Loss from operations	(7,154,188)	(951,155)
Other (expense) income, net	(227,559)	3,345
Loss before income taxes	(7,381,747)	(947,810)
Income tax credit	–	3,823
Net loss	$(7,381,747)	$(943,987)

Revenues

During the three months ended June 30, 2023, there was no customer accounted for 10% or more of our total net revenues.

During the three months ended June 30, 2022, there was no customer accounted for 10% or more of our total net revenues.

For the three months ended June 30, 2023, we generated $ 3,858,012 from media and entertainment business and increased by $2,871,685, The increase was primarily due to an increase in revenue of (i) movie remake license Digital Ownership Tokens, and (ii) Forensic Psychologist Hybrid Digital Ownership Tokens.

Cost of Revenues

Cost of revenues of $12,626 for the three months ended June 30, 2023 consisted primarily of the cost of intellectual property licenses and amortization on licensed media content. The amortization cost incurred in relation to the licensed media content of Forensic Psychologist was $12,256.

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

Gross Profit

We achieved a gross profit of $3,845,386 and $162,847 for the three months ended June 30, 2023 and 2022, respectively. The increase in gross profit is attributable to an increase in our media & entertainment volume.

Technology and Development Expenses

Technology and development expenses for the three months ended June 30, 2023, increased by $7,551,577 and is primarily attributable to IT and metaverse development.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended June 30, 2023, increased by $769,830 as compared to the prior year period, due primarily to increase in (i) non-cash consultancy expenses charged by consultants for marketing events for Media and Entertainment segment, and (iii) marketing expenses for social media marketing. Sales and marketing expenses of $122,510 for the three months ended June 30, 2022 primarily include costs related to public relations, advertising and marketing programs, and personnel-related expenses.

Corporate Development Expenses

Corporate development expenses of $1,851,000 and $72,870 for the three months ended June 30, 2023 and 2022 respectively primarily include personnel-related expenses incurred to support our corporate development.

General and Administrative Expenses (“G&A”)

General and administrative expenses of $603,472 and $814,657 for the three months ended June 30, 2023 and 2022 respectively primarily include (i) non-cash consultancy expenses charged by consultants for rendered in general and administrative function for Media and Entertainment segment, including legal, finance, executive and other support operations, and (ii) directors’ remuneration charged by the director and former director of the Company.

Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022

The following table sets forth selected financial information from our statements of comprehensive income for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,
	2023	2022
Revenues:
Media & entertainment segment	$5,557,710	$1,069,272
Consulting business segment	–	24,759
Total revenues	5,557,710	1,094,031
Cost of revenues:
Media & entertainment segment	(1,414,743)	(835,634)
Consulting business segment	–	(25,558)
Total cost of revenues:	(1,414,743)	(861,192)
Gross profit	4,142,967	232,839
Operating expenses:
Technology and development expenses	(7,786,868)	(607,092)
Sales and marketing expenses	(1,082,989)	(189,376)
Corporate development expenses	(1,896,000)	(132,870)
General and administrative expenses	(1,048,533)	(1,258,663)
Impairment loss of digital assets	(23)	(4,049)
Total operating expenses	(11,814,413)	(2,192,050)
Loss from operations	(7,671,446)	(1,959,211)
Other expense, net	(227,296)	(18,566)
Loss before income taxes	(7,898,742)	(1,977,777)
Income tax credit	–	3,823
Net loss	$(7,898,742)	$(1,973,954)

Revenues

During the six months ended June 30, 2023, there was no customer accounted for 10% or more of our total net revenues.

During the six months ended June 30, 2022, there was no customer accounted for 10% or more of our total net revenues.

For the six months ended June 30, 2023, our revenue from media and entertainment segment increased by $4,488,438, The increase was primarily due to an increase in revenue of (i) movie remake license Digital Ownership Tokens, and (ii) Forensic Psychologist Hybrid Digital Ownership Tokens.

Cost of Revenues

Cost of revenues of $1,414,743 for the six months ended June 30, 2023 consisted primarily of the cost of intellectual property licenses and amortization on licensed media content. The amortization cost incurred in relation to the licensed media content of Forensic Psychologist was $12,256.

Cost of revenues of approximately $861,192 for the six months ended June 30, 2022 consisted primarily of the cost of intellectual property licenses and amortization on licensed media content. The amortization cost incurred in relation to the licensed media content of Forensic Psychologist was approximately $24,060.

Technology and Development Expenses

Technology and development expenses for the six months ended June 30, 2023, increased by $7,179,776 and is primarily attributable to IT and metaverse development.

Technology and development expenses for the six months ended June 30, 2022 increased by $607,092 and is primarily attributable to improvement of ecommerce website and personnel-related expenses.

Sales and Marketing Expenses

Sales and marketing expenses for the six months ended June 30, 2023, increased by $893,613 as compared to the prior year period, due primarily to increase in (i) non-cash consultancy expenses charged by consultants for marketing events for Media and Entertainment segment, and (iii) marketing expenses for social media marketing.

Corporate Development Expenses

Corporate development expenses for the six months ended June 30, 2023 increased by $1,763,130 and is primarily attributable to personnel-related expenses in connection to services rendered in strategic development and directives of the Company, and building up a portfolio of business partners, industry participants and specialists.

General and Administrative Expenses (“G&A”)

General and administrative expenses for the six months ended June 30, 2023 decreased by $210,130 compared to the six months ended June 30, 2022. The decrease was primarily due to decrease in service cost and personnel-related expenses in connection with our general and administrative functions.

Liquidity and Capital Resources

Working Capital

As of June 30, 2023, we had cash and cash equivalents of $189,852, digital assets of $10,746, equity investment of $727,610 and prepaid expenses and other current assets of $3,250,109.

As of December 31, 2022, we had cash and cash equivalents of $99,274, digital assets of $10,203, inventories of 1,387,500 and prepaid expenses and other current assets of $3,057,342.

As of June 30, 2023 and December 31, 2022, we had working capital deficit of $9,157,235 and $2,269,600, respectively.

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

The following summarizes the key component of our cash flows for the six months ended June 30, 2023 and 2022.

	For the Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(233,390)	$(194,955)
Net cash used in investing activity	$–	$(1,886)
Net cash provided by financing activities	$322,222	$194,163

Net Cash Used In Operating Activities

For the six months ended June 30, 2023, net cash used in operating activities was $233,390, which consisted primarily of a net loss of $7,898,742, an increase in accrued liabilities and other payables of $1,514,484 and an increase in accrued consulting and service fee of $4,700,859, a decrease of inventories of $1,387,500, offset by an increase in prepaid expenses and other current assets of $193,719 and a decrease in income tax payable of $1,265, adjusted for non-cash items such as amortization of $24,992, amortization of deferred financing cost of $57,611, digital assets received as revenue of $5,418,542, impairment loss of digital assets of $23, fair value change of listed equity securities of $173,003, written off of intangible asset of $5,434 and inventories purchase in lieu of shares of $5,417,972.

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

Net Cash Used In Investing Activity

No investing activity incurred for the six months ended June 30, 2023.

For the six months June 30, 2022, net cash used in investing activity was $1,886, which consisted of purchase of intangible assets.

 Net Cash Provided by Financing Activity

For the six months ended June 30, 2023, net cash provided by financing activity was $322,222, which consisted of advance from related parties of $162,222 and proceeds from convertible note payable of $160,000.

For the six months ended June 30, 2022, net cash provided by financing activity was $194,163, which consisted of advance from related parties.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Contractual Obligations and Commercial Commitments

We had no contractual obligations and commercial commitments as of June 30, 2023.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not changed since December 31, 2022. For a detailed description of the critical accounting policies and estimates of the Company, please refer to “Critical Accounting Policies and Estimates” included in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Annual Report-K.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were effective as of June 30, 2023.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation (1)
3.2	Amended and Restated Certificate of Designation, Preferences and Rights of Series B Preferred Stock (5)
3.3	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock (1)
4.2	Description of Securities (2)
10.1	Share Exchange Agreement Version 2021001 posted and available for public on 18 October, 2021 on http://www.marvion.media/(1)
10.2	Confirmation dated October 18, 2021 by and among Lee Ying Chiu Herbert, So Han Meng Julian and Bonanza Goldfields Corp. (1)
10.3	Equity Purchase Agreement, dated April 1, 2022, by and between Bonanza Goldfields Corp. and Williamsburg Venture Holdings, LLC, a Nevada limited liability company (3)
10.4	Registration Rights Agreement, dated April 1, 2022, by and between Bonanza Goldfields Corp. and Williamsburg Venture Holdings, LLC, a Nevada limited liability company (3)
10.5	Intellectual Property Sale and Purchase Agreement, dated April 14, 2022, by and between Marvion Private Limited, a Singapore limited liability company, and Euro Amazing Limited, a Hong Kong limited liability company (4)
10.6	Services Agreement, dated April 1, 2022, by and between Marvion Group Limited and Marvel Digital Group Limited (6)
10.7	Technical Knowhow License and Servicing Agreement, by and between Marvion Group Limited and Total Chase Limited (7)
10.8	Share Swap Agreement, dated October 25, 2022, by and between Bonanza Goldfields Corp. and China Information Technology Development Limited. (8)
21	Subsidiaries*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

_______________________

*	Filed Herewith.

(1)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 26, 2021.
(2)	Incorporated by reference to Item 11 of Amendment No. 7 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 9, 2022.
(3)	Incorporated by reference to the Exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2022.
(4)	Incorporated by reference to the Exhibits to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2022.
(5)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on December 14, 2021.
(6)	Incorporated by reference to the Exhibits to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2022.
(7)	Incorporated by reference to the Exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2022.
(8)	Incorporated by reference to the Exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVION INC.

Date: August 7, 2023	By:	/s/ Man Chung CHAN
Name: Man Chung CHAN
Title: Chief Executive Officer and Chief Financial Officer

