Form 10-Q
period 2023-09-30
Marvion Inc.
filed 2023-11-20
CIK 1439264

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

MARVION INC.
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

As of September 30, 2023, the Company had outstanding 143,146,265,860 shares of common stock.

MARVION INC. F/K/A BONANZA GOLDFIELDS CORP.

QUARTERLY REPORT-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

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

Marvion Inc. is permitted under the Nevada laws to provide funding to and receive funding from our subsidiaries in Hong Kong and Singapore through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. Our Hong Kong subsidiaries, Marvion (Hong Kong) Limited, Marvion Studios Limited (“MSL”) (Formerly known as Typerwise Limited) and Marvel Multi-dimensions Limited (“MMDL”), and our Singapore subsidiary Marvion Private Limited, are also permitted under the laws of Hong Kong and Singapore to provide and receive funding to and from Marvion Inc. through dividend distribution without restrictions on the amount of the funds. As of the date of this report, there has been no dividends or distributions among the holding company or the subsidiaries nor do we expect such dividends or distributions to occur in the foreseeable future among the holding company and its subsidiaries.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MARVION INC. F/K/A BONANZA GOLDFIELDS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$144,486	$99,274
Digital assets, net	10,658	10,203
Inventories, net	12,025,000	1,387,500
Accounts receivables	11,718	–
Short-term investments	927,358	–
Prepaid expenses and other current assets	3,647,800	3,057,342
Total current assets	16,767,020	4,554,319

Non-current assets:
Deferred financing cost, net	168,772	176,250
Intangible assets, net	50,604	94,205
Total non-current assets	219,376	270,455

TOTAL ASSETS	$16,986,396	$4,824,774

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	$15,129,368	$105,381
Accrued consulting and service fee	9,727,836	5,172,537
Amounts due to related parties	3,371,737	1,544,729
Convertible note payable	170,000	–
Income tax payable	–	1,272
Total current liabilities	28,398,941	6,823,919

TOTAL LIABILITIES	28,398,941	6,823,919

Commitments and contingencies	–	–

Shareholders’ deficit:
Preferred stock, par value $0.0001, 30,000,000,000 shares authorized, 18,999,999 and 18,999,999 shares undesignated as of September 30, 2023 and December 21, 2022, respectively	–	–
Preferred stock, Series A, par value $0.0001, 10,000,000 shares designated, 10,000,000 and 10,000,000 shares issued and outstanding as of September 30, 2023 and December 21, 2022, respectively	1,000	1,000
Preferred stock, Series B, par value $0.0001, 1,000,000 shares designated, 366,346 and 366,346 shares issued and outstanding as of September 30, 2023 and December 21, 2022, respectively	37	37
Preferred stock, Series C, par value $0.001, 1 share designated, 1 and 1 share issued and outstanding as of September 30, 2023 and December 21, 2022, respectively	1	1
Common stock, par value $0.0001, 270,000,000,000 shares authorized, 143,146,265,860 and 1,942,681,876 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	14,314,626	194,268
Common stock, $0.0001 par value, 140,794,298,026 shares to be issued as of December 31, 2022, respectively	–	14,079,430
Additional paid-in capital	10,993,276	9,936,191
Accumulated other comprehensive income (loss)	35,963	(5,043)
Accumulated deficit	(36,757,448)	(26,205,029)
Total shareholders’ deficit	(11,412,545)	(1,999,145)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$16,986,396	$4,824,774

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVION INC. F/K/A BONANZA GOLDFIELDS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues	$2,984,200	$5,421,280	$8,541,910	$6,515,287
Cost of revenues	(2,987,192)	(3,993,787)	(4,401,935)	(4,854,954)
Gross (loss) profit	(2,992)	1,427,493	4,139,975	1,660,333

Operating expenses:
Technology and development expenses	(2,703,422)	(8,120,612)	(10,490,290)	(8,727,704)
Sales and marketing expenses	(13,338)	(169,478)	(1,096,327)	(358,854)
Corporate development expenses	–	(71,923)	(1,896,000)	(204,793)
General and administrative expenses	(102,995)	(726,748)	(1,151,528)	(1,985,409)
Impairment loss of digital assets	(334)	(14)	(357)	(4,063)
Total operating expenses	(2,820,089)	(9,088,775)	(14,634,502)	(11,280,823)
Loss from operations	(2,823,081)	(7,661,282)	(10,494,527)	(9,620,490)

Other income (expense):
Gain (loss) on disposal of digital assets	–	10	–	(18,556)
Amortization of deferred financing costs	(30,267)	–	(87,878)	–
Change in fair value of marketable securities	199,748	–	29,745	–
Other expense	(84)		(84)
Other income	–	–	309	–
Interest income	7	–	16	–
Total other income (expense)	169,404	10	(57,892)	(18,556)
Loss before income taxes	(2,653,677)	(7,661,272)	(10,552,419)	(9,639,046)
Income tax credit	–	–	–	3,820
Net loss	(2,653,677)	(7,661,272)	(10,552,419)	(9,635,226)

Other comprehensive income:
Foreign currency adjustment gain (loss)	16,072	(1,914)	41,006	306
Comprehensive loss	$(2,637,605)	$(7,663,186)	$(10,511,413)	$(9,634,920)

Net loss per share:
Basic (1)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted (1)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic	134,053,841,715	1,867,681,876	47,228,832,742	1,867,681,876
Diluted	134,053,841,715	1,867,681,876	47,228,832,742	1,867,681,876

(1)	Less than $0.001

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVION INC. F/K/A BONANZA GOLDFIELDS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Preferred stock		Common stock		Common stock to be issued		Additional	Accumulated other compre- hensive		Total stock- holders
	No. of		No. of		No. of		paid-in	income	Accumulated	(deficit)
	shares	Amount	shares	Amount	shares	Amount	capital	(loss)	deficit	equity

For the Three and Nine Months Ended September 30, 2023
Balance as of December 31, 2022	10,366,346	$1,038	1,942,681,876	$194,268	140,794,298,026	$14,079,430	$9,936,191	$(5,043)	$(26,205,029)	$(1,999,145)
Foreign translation adjustment	–	–	–	–	–	–	–	2,837	–	2,837
Net loss for the period	–	–	–	–	–	–	–	–	(516,995)	(516,995)
Balance as of March 31, 2023	10,366,346	1,038	1,942,681,876	194,268	140,794,298,026	14,079,430	9,936,191	(2,206)	(26,722,024)	(2,513,303)
Shares issued as commitment shares	–	–	67,000,000	6,700	–	–	73,700	–	–	80,400
Shares issued under share swap agreement	–	–	218,574,618	21,857	–	–	875,756	–	–	897,613
Shares issued under Share Exchange Agreement in prior years	–	–	2,325,581,395	232,559	(2,325,581,395)	(232,559)	–	–	–	–
Foreign translation adjustment	–	–	–	–	–	–	–	22,097	–	22,097
Net loss for the period	–	–	–	–	–	–	–	–	(7,381,747)	(7,381,747)
Balance as of June 30, 2023	10,366,346	$1,038	4,553,837,889	$455,384	138,468,716,631	$13,846,871	$10,885,647	$19,891	$(34,103,771)	$(8,894,940)
Shares issued under Share Exchange Agreement in prior years	–	–	138,468,716,631	13,846,871	(138,468,716,631)	(13,846,871)	–	–	–	–
Shares issued as commitment shares	–	–	123,711,340	12,371	–	–	107,629	–	–	120,000
Foreign translation adjustment	–	–	–	–	–	–	–	16,072	–	16,072
Net loss for the period	–	–	–	–	–	–	–	–	(2,653,677)	(2,653,677)
Balance as of September 30, 2023	10,366,346	$1,038	143,146,265,860	$14,314,626	–	$–	$10,993,276	$35,963	$(36,757,448)	$(11,412,545)

For the Three and Nine Months Ended September 30, 2022
Balance as of December 31, 2021	10,366,346	$1,038	1,867,681,876	$186,768	138,468,716,631	$13,846,871	$–	$7	$(16,157,367)	$(2,122,683)
Foreign translation adjustment	–	–	–	–	–	–	–	559	–	559
Net loss for the period	–	–	–	–	–	–	–	–	(1,029,967)	(1,029,967)
Balance as of March 31, 2022	10,366,346	1,038	1,867,681,876	186,768	138,468,716,631	13,846,871	–	566	(17,187,334)	(3,152,091)
Acquisition of licensed adaptation right	–	–	–	–	2,325,581,395	232,559	9,767,441	–	–	10,000,000
Foreign translation adjustment	–	–	–	–	–	–	–	1,661	–	1,661
Net loss for the period	–	–	–	–	–	–	–	–	(943,987)	(943,987
Balance as of June 30, 2022	10,366,346	$1,038	1,867,681,876	$186,768	140,794,298,026	$14,079,430	$9,767,441	$2,227	$(18,131,321)	$5,905,583
Foreign translation adjustment	–	–	–	–	–	–	–	(1,914)	–	(1,914)
Net loss for the period	–	–	–	–	–	–	–	–	(7,661,272)	(7,661,272)
Balance as of September 30, 2022	10,366,346	$1,038	1,867,681,876	$186,768	140,794,298,026	$14,079,430	$9,767,441	$313	$(25,792,593)	$(1,757,603)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVION INC. F/K/A BONANZA GOLDFIELDS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(10,552,419)	$(9,635,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	36,739	36,523
Amortization of deferred financing cost	87,878	–
Written off intangible assets	5,437	–
Digital assets received as revenue	(8,205,000)	(6,490,552)
Digital assets paid for expense	8,204,148	6,552,995
Digital assets purchased / exchanged		(2)
Impairment loss of digital assets	357	4,063
Loss on disposal of digital assets	–	18,556
Change in fair value of marketable securities	(29,745)	–
Cost of inventories (non-cash)		4,784,500

Change in operating assets and liabilities:
Accounts receivables	(11,718)	–
Digital assets	–	–
Inventories	(10,637,500)	–
Prepaid expenses and other current assets	(592,374)	(88,169)
Accrued liabilities and other payable	15,144,757	57,825
Accrued consulting and service fee	4,557,522	1,979,760
Amounts due to related parties	–	2,784,057
Income tax payable	(1,266)	(3,820)
Net cash (used in) provided by operating activities	(1,993,184)	510

Cash flows from investing activity:
Purchase of intangible assets	–	(1,886)
Net cash used in investing activity	–	(1,886)

Cash flows from financing activities:
Proceeds from issuance of convertible note payable	170,000	–
Advance from related parties	1,869,424	–
Net cash provided by financing activities	2,039,424	–

Effect of exchange rate on cash and cash equivalents	(1,028)	(1,037)
Net change in cash and cash equivalents	45,212	(2,413)
Cash and cash equivalents at beginning of the period	99,274	28,124
Cash and cash equivalents at end of the period	$144,486	$25,711

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued under share swap agreement in exchange of marketable securities	$897,613	$–

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/paid up share capital	Effective interest held

Marvion Holdings Limited	British Virgin Islands	Investment holding	50,000 ordinary shares at par value of US$1 each	100%

Marvion Private Limited	Singapore	Corporate management and IT development in Singapore	1,000 ordinary shares for S$1,000	100%

Marvion Group Limited	British Virgin Islands	Procurement of media and entertainment in Singapore	50,000 ordinary shares at par value of US$1 each	100%

Marvion (Hong Kong) Limited	Hong Kong	Corporate management in Hong Kong	1,000 ordinary shares for HK$1,000	100%

Marvion Studios Limited (Formerly known as Typerwise Limited)	Hong Kong	Provision of financing, business development solutions & related professional services	10,000 ordinary shares for HK$10,000	100%

Marvel Multi-dimensions Limited	Hong Kong	Provision of research & development, IT and consulting services and treasury management for the Group	10,000 ordinary shares for HK$10,000	100%

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on April 17, 2023.

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

Inventories

Inventory consists of adaptation rights products, which are stated at the lower of cost (first-in, first-out method) or net realizable value. Management regularly reviews inventory on an item-by-item basis and provides an inventory allowance based on excess or obsolete inventory determined primarily by anticipated future demand for our products. Inventory allowance is measured as the difference between the cost of the inventory and market value, based on assumptions about future demand that are inherently difficult to assess. As of September 30, 2023 and December 31, 2022, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Intangible assets

Intangible assets consist of licensed media content, trademarks and trade name. The intangible assets are amortized following the patterns in which the economic benefits are consumed or straight-line over the estimated useful life. The Company periodically reviews the estimated useful lives of these intangible assets and reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will be equal to the excess of the carrying value over the fair value of the asset. The Company has recorded $5,437 on the written off certain intangible assets during the nine months ended September 30, 2023. There was no impairment of intangible assets identified for the nine months ended September 30, 2022.

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

During the nine months ended September 30, 2023 and 2022, the following table shows non-cash transactions by digital assets:

	For the Nine Months Ended September 30,
	2023	2022
Revenue earned and received by digital assets	$8,205,000	$6,490,552
Cost of revenue paid by digital assets	–	(371)
Digital assets purchased / exchanged	–	2
Expense paid by digital assets	$(8,204,148)	$(6,552,624)

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

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three and nine months ended September 30, 2023 and 2022.

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

Translation of amounts from HKD and SGD into US$ has been made at the following exchange rates for the period ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Period-end HKD:US$ exchange rate	0.1277	0.1274
Period average HKD:US$ exchange rate	0.1276	0.1277
Period-end SGD:US$ exchange rate	0.7324	0.6973
Period average SGD:US$ exchange rate	0.7459	0.7271

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

		Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	September 30, 2023	(Level 1)	(Level 2)	(Level 3)

Assets:
Marketable equity securities	$927,358	$927,358	$–	$–

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

The Company has generated a recurring loss of $10,552,419 during the nine months ended September 30, 2023 and incurred the accumulated deficit of $36,757,448 as of September 30, 2023. Expenses are expected to increase in the forthcoming year and cash flows of the Company may not be able to sustain the expansion required. The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its major shareholders. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

4.       REVENUE FROM CONTRACTS WITH CUSTOMERS

The table below presents our revenues by revenue source.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Consulting service income	$–	$–	$–	$24,735
Media and entertainment income:
Sale of licensed IP right and media products	2,786,500	5,326,680	8,205,000	6,372,709
Transaction fee income	197,700	94,600	336,910	117,843
Total revenues	$2,984,200	$5,421,280	$8,541,910	$6,515,287

The table below presents our revenues by geographic areas in which our customers were located.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Hong Kong	$–	$–	$–	$24,735
Rest of the World	2,984,200	5,421,280	8,541,910	6,490,552
Total revenues	$2,984,200	$5,421,280	$8,541,910	$6,515,287

5.       SHORT-TERM INVESTMENTS

	September 30, 2023	December 31, 2022

Marketable securities, listed in Hong Kong	$927,358	$–

Investments in marketable securities are accounted for at fair value with changes in fair value recognized in net income (loss). This investment was listed and publicly traded on Hong Kong Stock Exchange and it is considered as Level 1 in the fair value hierarchy.

As at September 30, 2023, the ownership percentage of the marketable securities, listed in Hong Kong was approximately 4.29%.

6.       PREPAID EXPENSES AND OTHER CURRENT ASSETS

	September 30, 2023	December 31, 2022

Prepayment for technical knowhow license and service	$3,541,040	$2,940,440
Other prepayments and deposits	106,246	113,689
Other receivables	514	3,213
	$3,647,800	$3,057,342

7.       INTANGIBLE ASSETS

As of September 30, 2023 and December 31, 2022, intangible assets consisted of the following:

	Estimated useful life	September 30, 2023	December 31, 2022

At cost:
Licensed media content	3 years	$144,289	$146,958
Trademarks and trade name	10 years	3,102	9,544
		147,391	156,502
Less: accumulated amortization		(96,787)	(62,297)
Intangible assets, net		$50,604	$94,205

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

As of September 30, 2023, the estimated amortization expense for intangible assets for each of the succeeding five years and thereafter is as follows:

Twelve months ending September 30:	Amount
2024	$48,407
2025	310
2026	310
2027	310
2028	310
Thereafter	957
Total	$50,604

Amortization of intangible assets was $36,739 and $36,523 for the nine months ended September 30, 2023 and 2022, respectively.

8.       ACCRUED CONSULTING AND SERVICE FEE

For the nine months ended September 30, 2023, the Company agreed to compensate certain business or professional service providers, which rendered IT development service, sale and marketing service, corporate development service and administrative service. These consulting and service fees totaled 9,850,836 and the Company will issue shares in lieu of services rendered, of which the number of shares to be issued are determined at the later date.

For the nine months ended September 30, 2022, the Company agreed to compensate certain business or professional services providers, which rendered IT development service, sale and marketing service, corporate development service and administrative service. These consulting and service fees totaled $4,678,299 and was agreed to be settled in lieu of the common stock of the Company, of which the number of shares to be issued are determined at a later date.

9.       AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary payments/advances from/to the Company’s directors and companies which are controlled by a director of the Company for working capital purpose, which were unsecured, interest-free and had no fixed terms of repayments. The related parties balance was $3,371,737 and $1,544,729 as of September 30, 2023 and December 31, 2022, respectively.

10.       STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock

On January 10, 2022, the Company amended the Articles of Incorporation to increase the Company’s authorized capital from 2,000,000,000 to 300,000,000,000 shares, consisting of 270,000,000,000 shares of common stock, par value $0.0001, and 30,000,000,000 shares of preferred stock, par value $0.0001.

As of September 30, 2023 and December 31,2022, the Company’s authorized shares were 30,000,000,000 shares of preferred stock, with a par value of $0.0001.

The Company has designated 10,000,000 shares of its preferred stock as Series A Preferred Stock.

The Company has designated 1,000,000 shares of its preferred stock as Series B Preferred Stock.

The Company has designated 1 share of its preferred stock as Series C Preferred Stock.

As of September 30, 2023 and December 31, 2022, the Company had 10,000,000 and 10,000,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of September 30, 2023 and December 31, 2022, the Company had 366,346 and 366,346 shares of Series B Preferred Stock issued and outstanding, respectively.

As of September 30, 2023 and December 31, 2022, the Company had 1 and 1 share of Series C Preferred Stock issued and outstanding, respectively.

Common stock

On January 10, 2022, the Company amended the Articles of Incorporation to increase the Company’s authorized capital from 2,000,000,000 to 300,000,000,000 shares, consisting of 270,000,000,000 shares of common stock, par value $0.0001, and 30,000,000,000 shares of preferred stock, par value $0.0001.

As of September 30, 2023 and December 31, 2022, the Company’s authorized shares were 270,000,000,000 shares of common stock, with a par value of $0.0001.

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

On August 15, 2023, the Company issued 123,711,340 shares of common stock to Bizhan Modarressi Tong for settlement of accrued consulting fee.

As of September 30, 2023 and December 31, 2022, the Company had 143,146,265,860 and 1,942,681,876 shares of common stock issued and outstanding, respectively.

Common stock to be issued

As of September 30, 2023 and December 31, 2022, the Company had Nil and 140,794,298,026 shares of its common stock committed to be issued but pending to be consummated, respectively.

For the nine months ended September 30, 2023, 140,794,298,026 shares of common stock are issued.

11.    NET LOSS PER SHARE

As the Company has net losses for the three months and nine months ended September 30, 2022, all potential common shares were deemed to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share (in dollars, except share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders	$(2,656,677)	$(7,661,272)	$(10,555,419)	$(9,635,226)

Weighted average common shares outstanding:
Basic	134,053,841,715	1,867,681,876	47,228,832,742	1,867,681,876
Diluted	134,053,841,715	1,867,681,876	47,228,832,742	1,867,681,876

Net loss per share:
Basic#	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted#	$(0.00)	$(0.00)	$(0.00)	$(0.00)

_____________

#	Basic and diluted net loss per share was less than $0.01

The following table presents the computation of weighted average common shares outstanding is derived after having taken into account of common stock that is committed but yet to be issued as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average common shares outstanding – Basic and Diluted	134,053,841,715	1,867,681,876	47,228,832,742	1,867,681,876
Common stock committed but yet to be issued (1)	–	140,794,298,026	–	140,794,298,026
Weighted average common shares outstanding under if-converted method for Basic and Diluted	134,053,841,715	142,661,979,902	47,228,832,742	142,661,979,902

_________________

(1)	The common stock committed but yet to be issued has been excluded from the computation of the diluted net loss per common stock for the three months and nine months ended September 30, 2023 and 2022, because including them would have been anti-dilutive.

12.       INCOME TAX

For the nine months ended September 30, 2023 and 2022, the local (“United States of America”) and foreign tax regime incurred profit (loss) before income taxes, which comprised of the following:

	For the Nine Months Ended September 30,
	2023	2022
Tax jurisdiction from:
- Local	$(396,078)	$(277,658)
- Foreign, including	–	–
British Virgin Islands	16,298	(25,115)
Singapore	(10,160,791)	(9,293,825)
Hong Kong	(11,848)	(42,448)
Loss before income taxes	$(10,552,419)	$(9,639,046)

The provision for income taxes consisted of the following:

	For the Nine Months Ended September 30,
	2023	2022
Current:
- Local	$–	$–
- Foreign	–	3,820

Deferred:
- Local	–	–
- Foreign	–	–
Income tax expense	$–	$3,820

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

For the nine months ended September 30, 2023 and 2022, there were no operating income.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Singapore

MPL registered in the Republic of Singapore is subject to the tax laws of Singapore. A subsidiary incorporated in BVI is registered as a branch in Singapore for operating purpose and is also subject to tax in the Republic of Singapore.

For the nine months ended September 30, 2023, the operation in the Singapore generated an operating loss of $10,160,791 and incurred $21,331,770 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating losses carryforward have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $3,626,401 on the expected future tax benefits from the net operating loss (“NOL”) carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s subsidiaries operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current period, after deducting a tax concession for the tax year. For the nine months ended September 30, 2023, the operation in Hong Kong generated an operating loss of $11,848.

The following table sets forth the significant components of the deferred tax assets of the Company as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Deferred tax assets:
NOL – US tax regime	$264,153	$180,976
NOL – British Virgin Islands regime	–	–
NOL – Hong Kong tax regime	8,380	6,454
NOL – Singapore tax regime	3,626,401	1,905,633
	3,898,934	2,093,063
Less: valuation allowance	(3,898,934)	(2,093,063)
Deferred tax assets, net	$–	$–

As of September 30, 2023 and December 31, 2022, the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to income taxes would be classified as a component of the provision for income taxes in the consolidated statements of operations. The Company does not expect any significant change in its uncertain tax positions in the next twelve months.

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

During the three months ended September 30, 2023 and 2022, the Company paid the aggregate amount of $78,000 and $90,000 as consultancy fees to its director, respectively. During the nine months ended September 30, 2023 and 2022, the Company paid the aggregate amount of $153,000 and $265,533 as consultancy fees to its director, respectively.

During the three months ended September 30, 2023 and 2022, the Company paid the aggregate amount of $30,000 and $30,000 as compensation to its directors, respectively. During the nine months ended September 30, 2023 and 2022, the Company paid the aggregate amount of $60,000 and $90,000 as compensation to its directors, respectively.

During the three months ended September 30, 2023 and 2022, the Company paid the aggregate amount of $486,407 and $0 as service fee to its related party, respectively. During the nine months ended September 30, 2023 and 2022, the Company paid the aggregate amount of $1,965,302 and $0 as service fee to its related party, respectively.

On April 1, 2022, the Company entered into a Service Agreement (the “Service agreement”) with a company controlled by its major shareholder, which agreed to provide staffing and back-office services to the Company until the arrangement is terminated by the parties. During the nine months ended September 30, 2023 and 2022, the Company incurred the related management service fee of $0 and $471,349.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

14.    CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three and nine months ended September 30, 2023, there was no single customer who accounted for 10% or more of the Company’s revenues.

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

(d)	Market price risk of crypto (“digital”) assets

The Company generated certain level of its revenue from the sale and distribution of licensed media token products on its platform by the means of crypto assets by the customers, while revenue from these products have not been significant to date, most of this revenue will also fluctuate based on the price of crypto assets. Accordingly, crypto asset price risk could adversely affect its operating results. In particular, the future profitability may depend upon the market price of BNB, ETH, as well as other crypto assets. Crypto asset prices, along with the operating results, have fluctuated significantly from quarter to quarter. There is no assurance that crypto asset prices will reflect historical trends. A decline in the market price of BTC, ETH and Other crypto assets could have a material and adverse effect on our earnings, the carrying value of the crypto assets, and the future cash flows. This may also affect the liquidity and the ability to meet our ongoing obligations. As of September 30, 2023, the Company recorded an impairment charge on the crypto assets held when crypto asset prices decrease below their carrying value of these crypto assets.

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

15.     COMMITMENTS AND CONTINGENCIES

Commitments

As of September 30, 2023, the Company is committed to the below contractual agreement.

Leases

As of September 30, 2023, the Company had a virtual office service agreement for its corporate office. The lease contains the renewal option and will expire on 24 September 2024.

Other contractual commitments

•	Williamsburg Venture Holdings, LLC

On April 1, 2022, the Company entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC (“Investor”), a Nevada limited liability company, pursuant to which the Investor agreed to invest up to Twenty Million Dollars ($20,000,000) in the Company’s common stock in accordance with the terms and conditions stated within the Equity Purchase Agreement dated April 1, 2022, and no later than February 24, 2025, by and between the Company and the Investor (the “Equity Purchase Agreement”). During the term, the Company shall be entitled to put to the Investor, and the Investor shall be obligated to purchase, such number of shares of the Company’s common stock and at such price as are determined in accordance with the Equity Purchase Agreement. The per share purchase price for the Williamsburg Put Shares will be equal to 88% of the lowest traded price of the Common Stock on the principal market during the five (5) consecutive trading days immediately preceding the date which Williamsburg received the Williamsburg Put Shares as DWAC Shares in its brokerage account (as reported by Bloomberg Finance L.P., Quotestream, or other reputable source). In connection with the Equity Purchase Agreement, both parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register with the SEC the common stock issuable under the Equity Purchase Agreement, among other securities. As of September 30, 2023, the remaining balance for Equity Purchase from the Investor was $19,743,350.

Apart from these commitments, the Company has no other material commitments or contingencies, as of September 30, 2023.

16.     SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2023, up through the date the Company issued the unaudited condensed consolidated financial statements.

The Company had no material recognizable subsequent events since September 30, 2023.

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

Unless indicated otherwise, throughout this Quarterly Report on Annual Report-Q, we refer to Marvion Inc. f/k/a Bonanza Goldfields Corp. and its consolidated subsidiaries, as “MVNC,” “we,” “us” and “our.”

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

Currently, most streaming contents are one-way oriented, and viewers are unable to interact with one another in an immersive fashion. We believe a Metaverse will allow fans and consumers to enjoy media and entertainment content with an immersive, social, interactive, personalized experience by bringing in characteristics of the real world. In addition to media and entertainment purposes, we believe the Metaverse will eventually become a second home and even a second work place with an economy that can encourage the establishment of businesses and provide jobs to its residents. Our vision is to see a healthy population of residents work and play in a Metaverse built by us.

Our business plan originally contemplated building a Metaverse to allow fans and consumers to enjoy the content on the Metaverse. However, due to adverse economic conditions, we have temporarily suspended Metaverse development efforts. We are actively monitoring this matter and hope to resume development when economic conditions improve.

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

Media and Entertainment Segment: We currently derive revenue from the sale of DOTs on our MetaStudio [https://www.marvion.media/], which is operated through our subsidiary, Marvion Group Limited. Our DOTs are part of our IP Remake License initiative, whereby consumers are able to purchase DOTs on our MetaStudio [https://www.marvion.media/] with the licence to remake movies sequels, series, digital games etc. For the nine months ended September 30, 2023, we generated $8,541,910 in revenue from this business segment. We intend to continue to focus on growing this business segment over the next 12 months. In this respect, we hope to become the largest global marketplace for such licenses thereby providing easy access for professionals and amateurs to exploit existing intellectual property.

Business Consulting Segment: We expect to provide business consulting services through Marvion Studio Limited (“Marvion Studio”). During the nine months ended September 30, 2023, we did not generate any revenue from this segment.

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

We have suspended the development of our Metaverse in the Roblox environment due to the adverse market condition of Metaverse.

We expect to provide Web5 as a Service (“5aaS”) to all participants in the lifestyle, media and entertainment industry to facilitate their transition to Web5. We have also extended our DOT technologies into legal document security industry by encapsulating and delivering legal documents through a DOT. We anticipate that business partnerships between private entities and governmental agencies will increase in the future to further expand this area of development.

Revenue Generating Operation in the Farther Future (Beyond the Next 12 Months)

In the future, we hope to explore opportunities in the Metaverse. We believe that the demand for commercial and residential properties in our Metaverse in the form of purchase and lease will be high.

We believe that environmental, social and governance (“ESG”) issues form an important part of our business. For example, with respect to the environment and sustainability, we intend to choose the most carbon friendly blockchain that is suitable for our business needs. As our business matures, we intend to adopt internal policies and criteria that will enable us to provide better disclosure about our performance with respect to ESG issues.

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

The Company charged all related development costs to expenses as incurred and recognized as “Technology and development expenses” in the unaudited condensed consolidated statement of operations. During the nine months ended September 30, 2023, $10,490,290 development fee was incurred.

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

As of the date of this report, the Company issued 218,574,618 shares of common stock to CITD. The share swap transaction was completed.

The foregoing description of the Share Swap Agreement is qualified in its entirety by reference to such agreement which is filed as Exhibit 10.8 to this quarterly report on Form 10-Q and incorporated herein by

Our corporate organization chart is below:

Results of Operations.

During the nine months ended September 30, 2023 and 2022, our strategic business and management advisory services segment generated revenue of $0 and $24,735, respectively, and our sale and distribution of the licensed IP right and media content products embedded with DOT solution business segment generated revenue of $8,541,910 and $6,490,552, respectively. The Company accepts payment for services in the form of select and liquid digital assets, but does not hold digital assets as an investment. Such digital assets should be converted into fiat currency or stable digital currency after receipt, subject to the factors include but not limited to currency fluctuations, government policies, exchange control regulations, and general economic market condition.

We are a development stage company and reported a net loss of $10,555,419 and $9,635,226 for the nine months ended September 30, 2023 and 2022, respectively. We had current assets of $16,767,020 and current liabilities of $28,521,941 as of September 30, 2023. As of December 31, 2022, our current assets were $4,554,319 and current liabilities were $6,823,919.

We have prepared our unaudited condensed consolidated financial statements for the nine months ended September 30, 2023 and 2022 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

Three Months Ended September 30, 2023 compared to Three Months Ended September 30, 2022

The following table sets forth selected financial information from our statements of comprehensive income for the three months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,
	2023	2022

Revenues:	$2,984,200	$5,421,280
Cost of revenues:	(2,987,192)	(3,993,787)
Gross (loss) profit	(2,992)	1,427,493
Operating expenses:
Technology and development expenses	(2,703,422)	(8,120,612)
Sales and marketing expenses	(13,338)	(169,478)
Corporate development expenses	–	(71,923)
General and administrative expenses	(102,995)	(726,748)
Impairment loss of digital assets	(334)	(14)
Total operating expenses	(2,820,089)	(9,088,775)
Loss from operations	(2,823,081)	(7,661,282)
Other income, net	169,404	10
Loss before income taxes	(2,653,677)	(7,661,272)
Income tax credit	–	–
Net loss	$(2,653,677)	$(7,661,272)

Revenues

During the three months ended September 30, 2023, there was no customer accounted for 10% or more of our total net revenues.

During the three months ended September 30, 2022, there was no customer accounted for 10% or more of our total net revenues.

For the three months ended September 30, 2023, we generated $2,984,200 from media and entertainment business and decreased by $2,437,080, The decrease was primarily due to a decrease in revenue of sale of licensed IP right and media products.

Cost of Revenues

Cost of revenues of $2,987,192 for the three months ended September 30, 2023 consisted primarily of the cost of intellectual property licenses and amortization on licensed media content. The amortization cost incurred in relation to the licensed media content of Forensic Psychologist was $12,164.

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

Gross Profit

We achieved a gross (loss) profit of $(2,992) and $1,427,493 for the three months ended September 30, 2023 and 2022, respectively. The decrease in gross profit is attributable to a decrease in revenue of sale of licensed IP right and media products.

Technology and Development Expenses

Technology and development expenses for the three months ended September 30, 2023, decreased by $5,417,190 and is primarily attributable to decrease in IT and metaverse development expenses.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended September 30, 2023, decreased by $156,140 as compared to the prior year period, due primarily to decrease in (i) non-cash consultancy expenses charged by consultants for marketing events for Media and Entertainment segment, and (iii) marketing expenses for social media marketing. Sales and marketing expenses of $169,478 for the three months ended September 30, 2022 primarily include costs related to public relations, advertising and marketing programs, and personnel-related expenses.

Corporate Development Expenses

Corporate development expenses of $0 and $71,923 for the three months ended September 30, 2023 and 2022 respectively primarily include personnel-related expenses incurred to support our corporate development.

General and Administrative Expenses (“G&A”)

General and administrative expenses of $102,995 and $726,748 for the three months ended September 30, 2023 and 2022 respectively primarily include (i) non-cash consultancy expenses charged by consultants for rendered in general and administrative function for Media and Entertainment segment, including legal, finance, executive and other support operations, and (ii) directors’ remuneration charged by the director and former director of the Company.

Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022

The following table sets forth selected financial information from our statements of comprehensive income for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,
	2023	2022
Revenues:
Media & entertainment segment	$8,541,910	$6,490,552
Consulting business segment	–	24,735
Total revenues	8,541,910	6,515,287
Cost of revenues:
Media & entertainment segment	(4,401,935)	(4,829,421)
Consulting business segment	–	(25,533)
Total cost of revenues:	(4,401,935)	(4,854,954)
Gross profit		1,660,333
Operating expenses:
Technology and development expenses	(10,490,290)	(8,727,704)
Sales and marketing expenses	(1,096,327)	(358,854)
Corporate development expenses	(1,896,000)	(204,793)
General and administrative expenses	(1,151,528)	(1,985,409)
Impairment loss of digital assets	(357)	(4,063)
Total operating expenses	(14,634,502)	(11,280,823)
Loss from operations	(10,494,527)	(9,620,490)
Other expense, net	(57,892)	(18,556)
Loss before income taxes	(10,552,419)	(9,639,046)
Income tax credit	–	3,820
Net loss	$(10,552,419)	$(9,635,226)

Revenues

During the nine months ended September 30, 2023, there was no customer accounted for 10% or more of our total net revenues.

During the nine months ended September 30, 2022, there was no customer accounted for 10% or more of our total net revenues.

For the nine months ended September 30, 2023, our revenue from media and entertainment segment increased by $2,051,358, The increase was primarily due to an increase in revenue of (i) movie remake license Digital Ownership Tokens, and (ii) Forensic Psychologist Hybrid Digital Ownership Tokens.

Cost of Revenues

Cost of revenues of $4,401,935 for the nine months ended September 30, 2023 consisted primarily of the cost of intellectual property licenses and amortization on licensed media content. The amortization cost incurred in relation to the licensed media content of Forensic Psychologist was $36,739.

Cost of revenues of $4,854,954 for the nine months ended September 30, 2022 consisted primarily of the cost of intellectual property licenses and amortization on licensed media content. The amortization cost incurred in relation to the licensed media content of Forensic Psychologist was $35,810.

Technology and Development Expenses

Technology and development expenses for the nine months ended September 30, 2023, increased by $1,762,586 and is primarily attributable to IT and metaverse development.

Technology and development expenses of $8,727,704 for the nine months ended September 30, 2022 is primarily attributable to (i) development costs for metaverse and artificial intelligence engine charged by a related company owned by the major shareholder of the Company, (ii) management service fee charged by a related company owned by the major shareholder of the Company, (iii) costs for the digital ownership token (“DOT”) development and improvement, and (iv) non-cash consultancy expenses charged by consultants for technology development for blockchain for Media and Entertainment segment.

Sales and Marketing Expenses

Sales and marketing expenses for the nine months ended September 30, 2023, increased by $737,473 as compared to the prior year period, due primarily to increase in (i) non-cash consultancy expenses charged by consultants for marketing events for Media and Entertainment segment, and (iii) marketing expenses for social media marketing.

Corporate Development Expenses

Corporate development expenses for the nine months ended September 30, 2023 increased by $1,691,207 and is primarily attributable to personnel-related expenses in connection to services rendered in strategic development and directives of the Company, and building up a portfolio of business partners, industry participants and specialists.

General and Administrative Expenses (“G&A”)

General and administrative expenses for the nine months ended September 30, 2023 decreased by $833,881 compared to the nine months ended September 30, 2022. The decrease was primarily due to decrease in service cost and personnel-related expenses in connection with our general and administrative functions.

Liquidity and Capital Resources

Working Capital

As of September 30, 2023, we had cash and cash equivalents of $144,486, digital assets of $10,658, equity investment of $927,358, inventory of $12,025,000 and prepaid expenses and other current assets of $3,647,800.

As of December 31, 2022, we had cash and cash equivalents of $99,274, digital assets of $10,203, inventories of 1,387,500 and prepaid expenses and other current assets of $3,057,342.

As of September 30, 2023 and December 31, 2022, we had working capital deficit of $11,631,921 and $2,269,600, respectively.

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

The following summarizes the key component of our cash flows for the nine months ended September 30, 2023 and 2022.

	For the Nine Months Ended September 30,
	2023	2022
Net cash (used in) provided by operating activities	$(1,993,184)	$510
Net cash used in investing activity	$–	$(1,886)
Net cash provided by financing activities	$2,039,424	$–

Net Cash Used In Operating Activities

For the nine months ended September 30, 2023, net cash used in operating activities was $1,993,184, which consisted primarily of a net loss of $10,552,419, an increase in accrued liabilities and other payables of $15,144,757 and an increase in accrued consulting and service fee of $4,557,522, offset by a increase of inventories of $10,637,500, an increase in prepaid expenses and other current assets of $595,073 and a decrease in income tax payable of $1,266, adjusted for non-cash items such as amortization of $36,739, amortization of deferred financing cost of $87,878, digital assets received as revenue of $8,205,000, impairment loss of digital assets of $357, fair value change of listed equity securities of $29,745, written off of intangible asset of $5,437 and inventories purchase in lieu of shares of $8,204,148.

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

Net Cash Used In Investing Activity

No investing activity incurred for the nine months ended September 30, 2023.

For the nine months September 30, 2022, net cash used in investing activity was $1,886, which consisted of purchase of intangible assets.

 Net Cash Provided by Financing Activity

For the nine months ended September 30, 2023, net cash provided by financing activity was $2,039,424, which consisted of advance from related parties of $1,869,424 and proceeds from convertible note payable of $170,000.

For the nine months ended September 30, 2022, no financing activity incurred.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Contractual Obligations and Commercial Commitments

We had no contractual obligations and commercial commitments as of September 30, 2023.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were effective as of September 30, 2023.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MARVION INC.

Date: November 20, 2023	By:	/s/ Man Chung CHAN
Name: Man Chung CHAN
Title: Chief Executive Officer and Chief Financial Officer

