Form 10-K
period 2023-12-31
Marvion Inc.
filed 2024-04-16
CIK 1439264

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at March 20, 2024
Common Stock, $0.0001 par value per share	160,080,498,102 shares

The aggregate market value of the 50,945,349,984 shares of Common Stock of the registrant held by non-affiliates on June 30, 2023 was $50,945,350, the last business day of the registrant’s second quarter, computed by reference to the closing price reported by the Over-the-Counter Bulletin Board on that date is $0.001.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

INTRODUCTORY COMMENT

We are not a Hong Kong operating company but a Nevada holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and Singapore. Our investors hold shares of common stock in Marvion Inc., the Nevada holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our ability to obtain contributions from our subsidiaries are significantly affected by regulations promulgated by Hong Kong and Singaporean authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong.” set forth in herein.

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

ii

The business of our subsidiaries are not subject to cybersecurity review with the Cyberspace Administration of China, given that: (i) we do not have one million individual online users of our products and services in Hong Kong; (ii) we do not possess a large amount of personal information in our business operations. In addition, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which were provided from us and audited by our auditor and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than Renminbi (“RMB”) 400 million. Currently, these statements and regulatory actions have had no impact on our daily business operations, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. However, since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operation, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. For a detailed description of the risks the Company is facing and the offering associated with our operations in Hong Kong, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong.” set forth herein.

The recent joint statement by the SEC and Public Company Accounting Oversight Board (“PCAOB”), and the Holding Foreign Companies Accountable Act (“HFCAA”) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the HFCAA if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result, an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the U.S. Securities and Exchange Commission adopted rules to implement the HFCAA. Pursuant to the HFCAA, the PCAOB issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is based in Nigeria and is subject to PCAOB’s inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Nigerian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Furthermore, due to the recent developments in connection with the implementation of the HFCAA, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCAA that the PCAOB be permitted to inspect the issuer’s public accounting firm within two or three years, may result in the delisting of our securities from applicable trading markets in the U.S, in the future if the PCAOB is unable to inspect our accounting firm at such future time. Please see “Risk Factors- The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.” set forth in herein.

In addition to the foregoing risks, we face various legal and operational risks and uncertainties arising from doing business in Hong Kong as summarized below and in “Risk Factors — Risks Relating to Doing Business in Hong Kong.” set forth herein.

•	Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business. Please see “Risk Factors-We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.” set forth herein.

iii

•	We are a holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and Singapore. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong and Singapore subsidiaries and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends. Please see “Risk Factors- Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.” set forth herein.

•	There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. We rely on dividends from our Hong Kong subsidiary for our cash and financing requirements, such as the funds necessary to service any debt we may incur. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Please see “Risk Factors - Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock.”; “Risk Factors - PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business.”; “Risk Factors - Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.” and “Transfers of Cash to and from our Subsidiaries” set forth herein.

•	PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our operating subsidiaries in Hong Kong. Substantial uncertainties exist with respect to the interpretation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations. Please see “Risk Factors- PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business.” set forth herein.

•	In light of China’s extension of its authority into Hong Kong, the Chinese government can change Hong Kong’s rules and regulations at any time with little or no advance notice, and can intervene and influence our operations and business activities in Hong Kong. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, if our subsidiaries or the holding company were required to obtain approval in the future, or we erroneously conclude that approvals were not required, or we were denied permission from Chinese authorities to operate or to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange and the value of our common stock would likely significantly decline or become worthless, which would materially affect the interest of the investors. There is a risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers, which could result in a material change in our operations and/or the value of our securities. Further, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers would likely significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “Risk Factors-We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.” and “The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.” set forth herein.

iv

•	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.

•	We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers. Please see “Risk Factors- The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.” set forth herein.

•	Under the Enterprise Income Tax Law of the PRC (“EIT Law”), we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders. Please see “Risk Factors- Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth herein.

•	Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident Shareholders to personal liability, may limit our ability to acquire Hong Kong and PRC companies or to inject capital into our Hong Kong subsidiary, may limit the ability of our Hong Kong subsidiaries to distribute profits to us or may otherwise materially and adversely affect us.

•	You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of shares of our common stock. Please see “Risk Factors- Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.” set forth herein.

•	We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies. Please see “Risk Factors- We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.” set forth herein.

•	We are organized under the laws of the State of Nevada as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong, Singapore and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in Hong Kong against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries. Please see “Risk Factors- Substantially all of our assets and a majority of our officers and directors are located in Hong Kong. The balance of our directors and officers are located in Singapore. As a result, it may be difficult for stockholders to enforce any judgment obtained in the United States against us, our officers or directors, which may limit the remedies otherwise available to our stockholders.” set forth herein.

•	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.

•	There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits. Please see “Risk Factors- Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth herein.

References in this registration statement to the “Company,” “MVNC,” “we,” “us” and “our” refer to Marvion Inc., a Nevada company and all of its subsidiaries on a consolidated basis. Where reference to a specific entity is required, the name of such specific entity will be referenced.

v

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

Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be lowered to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In current practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to dividends to be paid by a PRC subsidiary to its immediate holding company. As of the date of this report, we do not have a PRC subsidiary. In the event that we acquire or form a PRC subsidiary in the future and such PRC subsidiary desires to declare and pay dividends to our Hong Kong subsidiary, our Hong Kong subsidiary will be required to apply for the tax resident certificate from the relevant Hong Kong tax authority. In such event, we plan to inform the investors through SEC filings, such as a current report on Form 8-K, prior to such actions. See “Risk Factors – Risks Relating to Doing Business in Hong Kong.” set forth herein.

vii

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-K including, without limitation, statements in the “Market Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s market projections, financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company's business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section.

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

Media and Entertainment Segment: We currently derive revenue from the sale of DOTs on our MetaStudio [https://www.marvion.media/], which is operated through our subsidiary, Marvion Group Limited. Our DOTs are part of our IP Remake License initiative, whereby consumers are able to purchase DOTs on our MetaStudio [https://www.marvion.media/] with the license to remake movies sequels, series, digital games etc. For the year ended December 31, 2023, we generated $14,531,852 in revenue from this business segment. We intend to continue to focus on growing this business segment over the next 12 months. In this respect, we hope to become the largest global marketplace for such licenses thereby providing easy access for professionals and amateurs to exploit existing intellectual property.

Business Consulting Segment: We expect to provide business consulting services through Marvion Studio Limited (“Marvion Studio”). During the year ended December 31, 2023, we did not generate any revenue from this segment.

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

The foregoing descriptions of the Equity Purchase Agreement and the Registration Rights Agreement are qualified in their entirety by reference to the Investment Agreement and the Registration Rights Agreement, which are filed as Exhibits 10.3 and 10.4 and incorporated herein by reference.

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

In July 2022, the Company’s wholly-owned subsidiary Marvion Group Limited entered into a technical knowhow license and servicing agreement (the “Servicing Agreement”) with Total Chase Limited (“Total Chase”), a company controlled by its major shareholder of the Company, pursuant to which the Company engaged Total Chase to develop the technical knowhow during a three-year term. Total Chase is the parent company of Marvel Digital AI Limited (“MDAI”) that own intellectual properties and provide technical development services to Total Chase. The technical knowhow consists of visual intelligence engine, speech recognition engine, text analytics engine, emotion recognition engine, motion recognition engine, AI agent creation engine, and metaverse development. Under the terms of the Servicing Agreement, the Company is required to pay to Total Chase an aggregate of $50 million for the development of technical knowhow. The consideration is payable in cash or cryptocurrencies. All MDAI’s proprietary items remained the sole and exclusive property of MDAI. Total Chase will grant the Company a perpetual, non-exclusive, paid-up license to use certain MDAI’s proprietary items. The foregoing description of the Servicing Agreement is qualified in its entirety by reference to such agreement which is filed as Exhibit 10.7 and incorporated herein by reference.

The Company entered into a Share Swap Agreement with China Information Technology Development Limited (Stock Code: 8178.HK), a company listed in the Stock Exchange of Hong Kong Limited (“CITD”), pursuant to which the Company agreed to acquire 26,520,386 Ordinary Shares of CITD, constituting approximately 5.15% of the issued share capital of CITD and approximately 4.9% of the enlarged issued share capital of CITD, in consideration of 218,574,609 shares of the Company’s common stock, constituting approximately 11.25% of the issued and outstanding common stock of the Company and approximately 0.153% of the Company’s issued and outstanding common stock and common stock committed to be issued, in accordance with the terms and conditions of the Share Swap Agreement, dated October 25, 2022, by and between the Company and CITD (the “Share Swap Agreement”). The share swap transaction contemplated in the Share Swap Agreement was completed on April 11, 2023.

The foregoing description of the Share Swap Agreement is qualified in its entirety by reference to such agreement which is filed as Exhibit 10.8 and incorporated herein by

Our corporate organization chart is below.

We are authorized to issue up to 270,000,000,000 shares of our common stock, par value $0.0001. Our Board has also designated the following classes of preferred stock: (i) the Series A Preferred Stock,” par value $0.0001, with 10,000,000 authorized shares, all of which are issued and outstanding; (ii) “Series B Preferred Stock,” par value $0.0001, with 1,000,000 authorized shares, 366,346 of which are issued and outstanding; and (iii) the “Series C Convertible Preferred Stock,” par value $0.001, with 1 authorized share, all of which are issued and outstanding. The voting and conversion rights of each series of preferred stock and the beneficial ownership of such securities by insiders are summarized below:

Stock	Voting Rights	Ownership
Common Stock	One vote per share	27.16% held by Lee Ying Chiu Herbert.
Series A Preferred Stock	Holders of Series A Preferred Stock are entitled to vote on matters submitted to a vote of the shareholders with each one share having 200 votes. Series A Preferred Stock do not convert into Common Stock.	100% held by Lee Ying Chiu Herbert.
Series B Preferred Stock	Holders of Series B Preferred Stock have no voting rights, and Series B Preferred Stock do not convert into Common Stock.	Approximately 92% held by Lee Ying Chiu Herbert.
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

100% held by Lee Ying Chiu Herbert.

Lee Ying Chiu Herbert will be entitled to control approximately 30% of our voting power on matters submitted to a vote of the shareholders. We do not intend to utilize controlled company exemptions.

We reported a net loss of $25,635,415 and $10,047,662 for the years ended December 31, 2023 and 2022, respectively. We had current assets of $9,274,019 and current liabilities of $19,568,541 as of December 31, 2023. As of December 31, 2022, our current assets and current liabilities were $4,554,319 and $6,823,919, respectively. The financial statements for the years ended December 31, 2023 and 2022 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and short-term and long-term debts.

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

Acquisition of Marvion Holdings Limited, Our Management Advisory Services and DOT Solution Services Business

On October 18, 2021, we acquired all of the issued and outstanding shares of Marvion Holdings Limited (hereafter referred to as, Marvion), a British Virgin Islands limited liability company, from Lee Ying Chiu Herbert, our director and controlling shareholder, and So Han Meng Julian, a shareholder of Marvion, in exchange for 139,686,481,453 shares of our issued and outstanding common stock, all in accordance with the terms of that certain Share Exchange Agreement and Confirmation. The Company has issued 1,217,764,822 shares of common stock and will increase the authorized share to issue the remaining 138,468,716,631 shares of its common stock. In connection with the acquisition, So Han Meng Julian was appointed to serve as the Chief Executive Officer of Marvion Private Limited and Marvion Studios Limited, and a director of the Company. The Company relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Act in selling the Company’s securities to the shareholders of Marvion. The foregoing descriptions of the Share Exchange Agreement and the Confirmation are not complete and are qualified in their entirety by reference to the complete text of the Share Exchange Agreement and Confirmation, which are incorporated herein by reference and attached hereto as Exhibits 10.1 and 10.2.

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

At present, we see three core pillars of revenue generating operations in our business:

Current Revenue Generating Operation

We currently derive revenue from the sale of DOTs on our MetaStudio [https://www.marvion.media/], which is operated through our subsidiary, Marvion Group Limited. The revenue generated from sales of DOTs has superseded the revenue generated by Marvion Studios Limited, and accordingly, we no longer consider MSL’s business a significant part of business. Our DOTs is a part of our IP Remake Licence initiative, whereby consumers are able to purchase DOTs on our MetaStudio [https://www.marvion.media/] with the license to remake movies sequels, series, digital games etc. For the year ended December 31, 2023, we generated $14,531,852 of revenues from this business segment. We intend to continue to focus on growing this business segment over the next 12 months. In this respect, we hope to become the largest global marketplace for such licenses thereby providing easy access for professionals and amateurs to exploit existing intellectual property.

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

The foregoing description of the Share Swap Agreement is qualified in its entirety by reference to the Share Swap Agreement, which is filed as Exhibit 10.8 and incorporated herein by reference.

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

The foregoing description of the DataCube Agreement is qualified in its entirety by reference to the DataCube Agreement, which is filed as Exhibit 10.9 and incorporated herein by reference.

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

Major Customers.

During the years ended December 31, 2023 and 2022, there was no single customer who accounted for 10% or more of the Company’s revenues.

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

CORPORATE INFORMATION

Our principal executive and registered offices are located at 21st Floor, Centennial Tower, 3 Temasek Avenue, Singapore 039190, telephone number +65 6829 7029.

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

We are required to contribute to the Mandatory Provident Fund (“MPF”) for all eligible employees in Hong Kong between the ages of eighteen and sixty five. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. For the years ended December 31, 2023 and 2022, the MPF contributions by us were $0 and $0, respectively. We have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

GOVERNMENT AND INDUSTRY REGULATIONS

Marvion Inc. is a Nevada corporation with operating businesses located in Singapore and Hong Kong. As such, the parent holding company, Marvion Inc. is subject to the laws and regulations of the United States of America while our operating businesses are subject to the laws and regulations of Singapore and Hong Kong, as applicable, including labor, occupational safety and health, contracts, tort and intellectual property laws. Furthermore, we need to comply with the rules and regulations of Hong Kong and Singapore governing the data usage and regular terms of service applicable to our potential customers or clients. As the information of our potential customers or clients are preserved in both Hong Kong and Singapore, we need to comply with the Singapore Personal Data Protection Act 2012 and the Hong Kong Personal Data (Privacy) Ordinance.

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

United States of America

Regulation of Cryptocurrency and Government Oversight

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, CFTC, FINRA, the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial institution regulators) have been examining the operations of digital assets networks, digital assets users and the digital assets exchange markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist enterprises and the safety and soundness of exchanges or other service-providers that hold digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries have issued rules or guidance about the treatment of digital assets transactions or requirements for businesses engaged in digital assets activity.

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

While we believe that our DOT is currently not a security or commodity subject to many of the U.S. laws and regulations governing securities and commodities, the legal environment is constantly changing as new laws and regulations are introduced and adopted, and existing laws and regulations are repealed, amended, modified and reinterpreted. The effect of any future regulatory change on Marvion Inc., our operating subsidiaries or our digital assets such as our DOT is impossible to predict, but such change could be substantial and adversely impact current product offerings or alter the economic performance of our existing products and services resulting in a decline in the value of our securities.

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

China

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

We are indebted to certain of our executive officers and directors in the approximate amount of US$1,626,050.

As of December 31, 2023, we are indebted to a company beneficially owned by Lee Ying Chiu Herbert, our former director and shareholder, in an approximate amount of $1,616,051, and Chan Man Chung, our CEO, CFO, Secretary and director, in an approximate amount of $10,559. We may not be able to generate sufficient cash flow to repay these loans. If we issue additional securities as repayment, our shareholders may experience significant dilution. The advances are not expected to be repayable within the next twelve months. Additionally, loan repayment before achievement of profitability may cause us to delay implementing our business plans to expand.

Cybersecurity Breaches and other Disruptions to our Information Technology Systems

The efficient operation of our business is dependent on our information technology systems to process, transmit and store sensitive electronic data, including employee, distributor and customer records, and to manage and support our business operations and manufacturing processes. The secure maintenance of this information is critical to our operations. Despite our security measures, our information technology system may be vulnerable to attacks by hackers or breaches due to errors or malfeasance by employees and others who have access to our system, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters. Any such event could compromise our information technology systems, expose our customers, distributors and employees to risks of misuse of confidential information, impair our ability to effectively and timely operate our business and manufacturing processes, and cause other disruptions, which could result in legal claims or proceedings, disrupt our operations and the services we provide to customers, damage our reputation, and cause a loss of confidence in our products and services, any of which could adversely affect our results of operations and competitive position.

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

In April 2020, the Cyberspace Administration of China and certain other PRC regulatory authorities promulgated the Cybersecurity Review Measures, which became effective in June 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments (“Draft Measures”), which required that, in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. The Cyberspace Administration of China has said that under the proposed rules companies holding data on more than 1,000,000 users must now apply for cybersecurity approval when seeking listings in other nations because of the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments,” The cybersecurity review will also investigate the potential national security risks from overseas IPOs. On January 4, 2022, the CAC, in conjunction with 12 other government departments, issued the New Measures for Cybersecurity Review (the “New Measures") on January 4, 2022. The New Measures amends the Draft Measures released on July 10, 2021 and became effective on February 15, 2022.

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

In addition, the Enterprise Income Tax Law of the PRC, or the PRC EIT Law, and its implementation rules provide that withholding tax rate of 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC-resident enterprises are incorporated. For a detailed description of the potential government regulations facing the Company and the offering associated with our operations in Hong Kong, please refer to “Government and Industry Regulations – PRC Regulations Relating to Foreign Exchange” and “Government and Industry Regulations – PRC Regulation of Dividend Distributions.”

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

Under U.S. federal securities legislation, our common stock will constitute “penny stock”. Penny stock is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a potential investor's account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve an investor's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination. Brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

You may experience substantial dilution of your investment in our securities as a result of the potential conversion of certain outstanding preferred stock into shares of our common stock.

We have issued and outstanding 10,000,000 shares of Series A Preferred Stock and 1 share of Series C Convertible Preferred Stock which have potentially dilutive impacts on voting or beneficial ownership. While holders of the Series A Preferred Stock cannot convert their securities into common stock, each one share of Series A Preferred Stock is entitled to vote 200 shares on matters submitted to a vote of our shareholders. Holders of the Series C Preferred Stock cannot vote on matters submitted to a vote of the shareholders but are entitled to convert the sole outstanding share of Series C Preferred Stock into 9.99% our of issued and outstanding common stock less the number of shares of common stock then held by the holder. Lee Ying Chiu Herbert, our director owns all 10 million issued and outstanding shares of our Series A Preferred Stock and the sole outstanding share of Series C Preferred Stock. As a result, Dr. Lee, our director controls the voting power of approximately 30% of our common stock, as calculated on a fully diluted basis, as of the date of this registration statement.

We are a controlled company subject to the control of Lee Ying Chiu Herbert, our director. Lee Ying Chiu Herbert, together with our other insiders beneficially own a significant portion of our stock, and accordingly, have control over stockholder matters, our business and management.

Under NASDAQ stock exchange rule 5615(c)(1), a “controlled company” is defined as a “company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company.” As of the date of this report, Lee Ying Chiu Herbert beneficially owns 43,482,509,115 shares of our common stock, or approximately 27.16% of our issued and outstanding shares of common stock and 10,000,000 share of our Series A Preferred Stock, or 100% of our issued and outstanding shares of Series A Preferred Stock, and 337,000 shares of our Series B Preferred Stock, or approximately 91.99% of our issued and outstanding shares of Series B Preferred Stock and 1 share of our Series C Preferred Stock, or 100% of our issued and outstanding shares of Series C Preferred Stock. So Han Meng Julian, our former director and current Chief Executive Officer of Marvion Private Limited, beneficially owns 9,464,462,003 shares of our common stock, or approximately 5.35% of our issued and outstanding shares of common stock. As a result, our insiders will have significant influence to:

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

The Company does not intend to seek registration or qualification of its shares of common stock the subject of this offering in any State or territory of the United States. Aside from a “secondary trading” exemption, other exemptions under state law and the laws of US territories may be available to purchasers of the shares of common stock sold in this offering.

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of our company.

Though not now, in the future we may become subject to Nevada's control share law. A corporation is subject to Nevada's control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation. The law focuses on the acquisition of a “controlling interest” which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors:

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

In addition to the control share law, Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after the “interested stockholder” first becomes an “interested stockholder,” unless the corporation's board of directors approves the combination in advance. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation's assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

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

ITEM 1C. CYBERSECURITY.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

Our cybersecurity risk management program is aligned to the Company's business strategy. It shares common methodologies, reporting channels and governance processes that apply to the other areas of enterprise risk, including legal, compliance, strategic, operational, and financial risk. Key elements of our cybersecurity risk management program include:

•	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment;
•	a security team principally responsible for managing our cybersecurity risk assessment processes and our response to cybersecurity incidents;
•	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security procedures;
•	training and awareness programs for team members that include periodic and ongoing assessments to drive adoption and awareness of cybersecurity processes and procedures;
•	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•	a third-party risk management process for service providers, suppliers, and vendors.

In the last two fiscal years, the Company has not experienced any material cybersecurity incidents. For a discussion of whether and how any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition, refer to Item 1A. Risk Factors - “Cybersecurity Breaches and other Disruptions to our Information Technology Systems”, which is incorporated by reference into this Item 1C.

Cybersecurity Governance

The Board regularly receives reports from our executive officers and third parties on cybersecurity matters. In addition, the Board receives reports addressing cybersecurity as part of our overall enterprise risk management program and to the extent cybersecurity matters are addressed in regular business updates.

Management is responsible for developing cybersecurity programs, including as may be required by applicable law or regulation. These individuals' expertise in IT and cybersecurity generally has been gained from a combination of education, including relevant degrees and/or certifications, and prior work experience. They are informed by their respective cybersecurity teams about, and monitor, the prevention, detection, mitigation and remediation of cybersecurity incidents as part of the cybersecurity programs described above.

ITEM 2. Properties.

Our corporate and executive office is located at 21st Floor, Centennial Tower, 3 Temasek Avenue, Singapore 039190, telephone number +65 6829 7029. We are parties to an office service agreement at a monthly rate of $103, with a term of 13 months.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information.

Shares of our common stock are quoted on the OTC Pink under the symbol “MVNC”. As of March 26, 2024, the last closing price of our securities was $0.0006.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the Pink Sheets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended December 31, 2023:
Fourth Quarter	$0.0012	$0.0005
Third Quarter	$0.0015	$0.0008
Second Quarter	$0.0016	$0.0008
First Quarter	$0.0024	$0.0014

Fiscal year ended December 31, 2022:
Fourth Quarter	$0.0030	$0.0016
Third Quarter	$0.0037	$0.0019
Second Quarter	$0.0050	$0.0026
First Quarter	$0.0680	$0.0039

(b)  Approximate Number of Holders of Common Stock

As of March 26, 2024, there were approximately 114 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

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

(e)  Recent Sales of Unregistered Securities

None.

ITEM 6. RESERVED.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended December 31, 2023 and 2022. The discussion and analysis that follows should be read together with the section entitled “Cautionary Note Concerning Forward-Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Overview.

We are at a development stage company and reported a net loss of $25,635,415 and $10,047,662 for the years ended December 31, 2023 and 2022, respectively. We had current assets of $9,274,019 and current liabilities of $19,645,694 as of December 31, 2023. As of December 31, 2022, our current assets and current liabilities were $4,554,319 and $6,823,919, respectively.

Our financial statements for the years ended December 31, 2023 and 2022 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

Results of Operations.

Comparison of the fiscal years ended December 31, 2023 and 2022

The following table sets forth certain operational data for the years indicated:

	Fiscal Years Ended December 31,
	2023	2022
Revenues:
Media & entertainment segment	$14,454,869	$11,457,863
Consulting business segment	–	24,743
Total revenue	14,454,869	11,482,606
Cost of revenue:
Media & entertainment segment	(8,669,109)	(8,669,404)
Consulting business segment	–	(25,541)
Total cost of revenue	(8,669,109)	(8,694,945)
Gross profit	5,785,760	2,787,661
Operating expenses:
Sales and marketing	(4,281,170)	(784,133)
Technology and development	(21,032,584)	(9,004,045)
Corporate development	(4,092,000)	(285,361)
Impairment loss on digital assets	(358)	(4,076)
General and administrative expenses	(1,666,727)	(2,743,432)
Loss from operation	(25,287,079)	(10,033,386)
Other expense, net	(348,336)	(18,097)
Loss before income taxes	(25,635,415)	(10,051,483)
Income tax credit	–	3,821
Net loss	$(25,635,415)	$(10,047,662)

Revenue

For the years ended December 31, 2023, and 2022, there was no single customer who accounted for 10% or more of the Company’s revenues.

During the year ended December 31, 2023, we derived revenue from our media and entertainment segment, representing an increase of $2,834,471, or approximately 25.0%, as compared to December 31, 2022. The increase was primarily due to an increase in revenue of our movie remake license Digital Ownership Tokens.

During the year ended December 31, 2022, revenues from the media & entertainment segment and the consulting business segment constituted approximately 99.78% and 0.22%, respectively, of our revenues.

Cost of Revenue

Cost of revenues of $8,669,109 for the year ended December 31, 2023 consisted primarily of the cost of intellectual property licenses and amortization on licensed media content. The amortization cost incurred in relation to the licensed media content of Forensic Psychologist was $48,902. Cost of revenues decreased by $25,836 from $8,694,945 in the same period of 2022 which was mainly due to the decrease in cost of consulting service. Cost of revenues of $8,694,945 for the year ended December 31, 2022 consisted primarily of the cost of intellectual property licenses and amortization on licensed media content.

Gross Profit

We achieved a gross profit of $5,785,760 and $2,787,661 for the years ended December 31, 2023 and 2022, respectively. The increase in gross profit is attributable to an increase in our media & entertainment volume.

Sales and Marketing Expenses

Sales and marketing expenses increased by $3,497,037 for the year ended December 31, 2023, as compared to the prior year period, due primarily to increase in (i) non-cash consultancy expenses charged by consultants for marketing events for Media and Entertainment segment, and (ii) marketing expenses for social media marketing.

Sales and marketing expenses of $784,133 for the year ended December 31, 2022 primarily include costs related to non-cash consultancy expenses charged by consultants for marketing events for Media and Entertainment segment, management service fee charged by a related company owned by the major shareholder of the Company, and marketing expenses for social media marketing.

Technology and Development Expenses

Technology and development expenses increased by $12,028,539 for the year ended December 31, 2023, as compared to prior year period, due primarily to increase in (i) development costs for metaverse and artificial intelligence engine charged by a related company owned by the major shareholder of the Company, (ii) management service fee charged by a related company owned by the major shareholder of the Company, (iii) costs for the digital ownership token (“DOT”) development and improvement, and (iv) non-cash consultancy expenses charged by consultants for technology development for blockchain for Media and Entertainment segment.

Technology and development expenses of $9,004,045 for the year ended December 31, 2022 included metaverse and artificial intelligence engine cost, management service fee, costs for the digital ownership token development and improvement, and non-cash consultancy expenses for technology development for blockchain.

Corporate Development Expenses

Corporate development expenses increased by $3,806,639 for the year ended December 31, 2023, as compared to prior year period, due primarily to increase in consultancy expenses charged by consultants. Corporate development expenses of $285,361 primarily included personnel-related expenses incurred to support our corporate development.

General and Administrative Expenses (“G&A”)

General and administrative expenses decreased by $1,075,705, to $1,666,727 for the year ended December 31, 2023, as compared to the prior year period, due primarily to decrease in (i) management service fee charged by a related company owned by the major shareholder of the Company, (ii) non-cash consultancy expenses charged by consultants for rendered in general and administrative function for Media and Entertainment segment, including legal, finance, executive and other support operations.

General and administrative expenses of $2,743,432 for the years ended December 31, 2022. These expenses primarily include consulting fees, management service fee, as well as costs incurred on other professional fees incurred in connection with general operations of the Company.

Income Tax Expense

We incurred no income tax expense during the year ended December 31, 2023.

We incurred income tax credit of $3,821 during the year ended December 31, 2022.

Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the years ended December 31, 2023 and 2022.

	Years ended December 31,
	2023	2022
Net cash used in operating activities	$(595,770)	$(1,186,667)
Net cash used in investing activities	$–	$(1,898)
Net cash provided by financing activities	$723,298	$1,256,736

Net Cash Used In Operating Activities

For the year ended December 31, 2023, net cash used in operating activities was $595,770, which consisted primarily of a net loss of $25,635,415, an decrease in inventories of $6,382,500 and a decrease in income tax payable of $1,267, offset by an decrease in prepaid expenses and other current assets of $2,354,040, a decrease in other receivables of $2,836, an increase in accrued liabilities and other payables of $ 15,334,320, and an increase in accrued consulting and service fee of $13,329,569, and adjusted for non-cash items such as amortization of intangible assets of $48,902, amortisation of deferred financing cost of $118,145, revenue received by digital assets of $11,257,001, expense settled by digital assets of $11,256,476, impairment loss of digital assets of $358, fair value change of listed equity securities of $230,326 and written off of intangible asset of $5,441.

For the year ended December 31, 2022, net cash used in operating activities was $1,186,667, which consisted primarily of a net loss of $10,047,662, an increase in prepaid expenses and other current assets of $3,037,874, and a decrease in income tax payable of $3,821, offset by an increase in accrued liabilities and other payables of $57,009, and an increase in accrued consulting and service fee of $3,099,529, and adjusted for non-cash items such as amortization of $48,578, revenue received by digital assets of $2,715,029, expense settled by digital assets of $11,389,972, digital assets purchased / exchanged of $2, impairment loss of digital assets of $40,676, loss on sale, use or exchange of digital assets of $18,556.

Net Cash Used In Investing Activities

No investing activity incurred for the year ended December 31, 2023.

For the year ended December 31, 2022, net cash used in investing activity was $1,898, which consisted of payment of acquire intangible assets of $1,898

Net Cash Provided by Financing Activities

For the year ended December 31, 2023, net cash provided by financing activity was $723,298, which mainly consisted of advance from related parties of $553,282 and proceeds from convertible note payable of $170,000.

For the year ended December 31, 2022, net cash provided by financing activities was $1,256,736, which consisted of advance from directors of $1,187,160 and advance from related parties of $69,576.

Working Capital

As of December 31, 2023, we had cash and cash equivalents of $123,991, digital assets of $10,648, inventories of $7,770,000, prepaid expenses and other current assets of $701,716, other receivables of $377 and equity investment of $667,287.

As of December 31, 2023 and 2022, we had working capital deficit of $10,371,675 and working capital deficit of $2,269,600, respectively.

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

Material Cash Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2024 to be significantly higher than 2023. As of December 31, 2023, we had an accumulated deficit of $51,840,444. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

We had no contractual obligations and commercial commitments as of December 31, 2023 and 2022.

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

Digital assets

The Company’s digital assets represent the cryptocurrencies held in its e-wallet, including Binance USD, Tether, Binance Coin, Ethereum, Polygon, OKB Token and OEC Token. The Company accounts for its digital assets in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 350, “General Intangibles Other Than Goodwill” (“ASC 350”). ASC 350 requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Accordingly, the Company performs an analysis each quarter to identify whether events or changes in circumstances and determines the fair value of its cryptocurrencies based on quoted closing prices on the active exchange on the balance sheet date, if the fair market value is lower than the carrying value an impairment loss equal to the difference will be recognized as “Impairment loss of digital assets” in the consolidated statement of operations. If the fair market value is higher than the carrying value the basis of the digital assets will not be adjusted to account for this increase. Gains (loss) on sale, use or exchange of digital assets, if any, will be recognized upon sale, use or exchange of the digital assets.

The Company’s cryptocurrencies are deemed to have an indefinite useful life; therefore, amounts are not amortized, but rather are assessed for impairment.

Inventories

Inventory consists of adaptation rights products, which are stated at the lower of cost (first-in, first-out method) or net realizable value. Management regularly reviews inventory on an item-by-item basis and provides an inventory allowance based on excess or obsolete inventory determined primarily by anticipated future demand for our products. Inventory allowance is measured as the difference between the cost of the inventory and market value, based on assumptions about future demand that are inherently difficult to assess. As of December 31, 2023 and 2022, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

Intangible assets

Intangible assets consist of licensed media content, trademarks and trade name. The intangible assets are amortized following the patterns in which the economic benefits are consumed or straight-line over the estimated useful life. The Company periodically reviews the estimated useful lives of these intangible assets and reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will be equal to the excess of the carrying value over the fair value of the asset. The Company has recorded $5,441 on the written off certain intangible assets during the year ended December 31, 2023. There was no impairment of intangible assets identified for the year ended December 31, 2022.

Development costs

The Company enters a technical knowhow license and servicing agreement with a company controlled by its major shareholder and are required to make payments for technical knowhow development. Technical knowhow consists of visual intelligence engine, emotion recognition engine, motion recognition engine, and metaverse development. Prior to establishing technological feasibility of a product, all development costs are charged to expenses as incurred and to be recognized as “Technology and development expenses” in the consolidated statement of operations. After establishing technological feasibility, the Company capitalizes all development payments to third-party service provider as development costs. Significant management judgements are made in the assessment of when technological feasibility is establishing. Amortization of capitalized development costs commences when a product is available for general release. For capitalized development costs, annual amortization is calculated using the straight-line method over the remaining estimated life of the title. The Company evaluates the future recoverability of capitalized development costs on a quarterly basis. For the years ended December 31, 2023 and 2022, the Company incurred the related development costs of $0 and $8,000,000, respectively. The Company did not capitalize any related development costs during the years ended December 31, 2023 and 2022.

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

MARVION INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

MARVION INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bonanza and its subsidiaries (the ‘Company’) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit of $51,840,444 and net loss of $25,635,415. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

INVENTORY

As disclosed in note 2 to the financial statement. Inventory consists of adaptation rights products, which are stated at the lower of cost (first-in, first-out method) or net realizable value. Management regularly reviews inventory on an item-by-item basis and provides an inventory allowance based on excess or obsolete inventory determined primarily by anticipated future demand for our products.

We identified the Audit of the inventory as a critical audit matter because it is intangible in nature and cannot be physically verified. Furthermore, it involves especially challenging, and a high degree of auditor’s judgement and an increased extent of effort.

The primary procedures we performed include:

1.	We reviewed and challenged the reasonableness of the management assumptions/ estimates in valuation of the inventory.

2.	We reviewed the inventory movement schedule to check the accuracy and correctness of the inventory movement and agreement with both opening and closing balances.

3.	We reviewed the signed contract agreement between the company and the provider of the adaptation right to confirm the existence of the transaction and inventory.

4.	We interviewed the right provider and confirmed the considerations for the transactions.

5.	We checked the portal to confirm the reported inventory balances.

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

Lagos, Nigeria

We have served as the Company’s auditor since 2023.

April 16, 2024

MARVION INC.

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$123,991	$99,274
Digital assets, net	10,648	10,203
Inventories, net	7,770,000	1,387,500
Short-term investments	667,287	–
Prepaid expenses and other current assets	702,093	3,057,342
Total current assets	9,274,019	4,554,319

Non-current assets:
Deferred financing cost	138,505	176,250
Intangible assets, net	40,605	94,205
Total non-current assets	179,110	270,455

TOTAL ASSETS	$9,453,129	$4,824,774

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	$15,334,410	$105,381
Accrued consulting and service fee	2,154,106	5,172,537
Amounts due to related parties	1,987,162	1,544,729
Convertible note payable	170,000	–
Promissory note payable	16	–
Income tax payable	–	1,272
Total current liabilities	19,645,694	6,823,919

TOTAL LIABILITIES	19,645,694	6,823,919

Commitments and contingencies	–	–

Shareholders’ deficit:
Preferred stock, par value $0.0001, 30,000,000,000 shares authorized, 18,999,999 and 18,999,999 shares undesignated as of December 31, 2023 and December 31, 2022, respectively	–	–
Preferred stock, Series A, par value $0.0001, 10,000,000 shares designated, 10,000,000 and 10,000,000 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1,000	1,000
Preferred stock, Series B, par value $0.0001, 1,000,000 shares designated, 366,346 and 366,346 shares issued and outstanding as of December 31, 2023 and 2022, respectively	37	37
Preferred stock, Series C, par value $0.001, 1 share designated, 1 and 1 share issued and outstanding as of December 31, 2023 and 2022, respectively	1	1
Common stock, par value $0.0001, 270,000,000,000 shares authorized, 143,146,265,860 and 1,942,681,876 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	15,178,847	194,268
Common stock, $0.0001 par value, 8,292,025,862 and 140,794,298,026 shares to be issued as of December 31, 2023 and December 31, 2022, respectively	829,202	14,079,430
Additional paid-in capital	25,637,059	9,936,191
Accumulated other comprehensive income (loss)	1,733	(5,043)
Accumulated deficit	(51,840,444)	(26,205,029)
Total shareholders’ deficit	(10,192,565)	(1,999,145)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$9,453,129	$4,824,774

See accompanying notes to consolidated financial statements.

MARVION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2023	2022

Revenue, net	$14,454,869	$11,482,606

Cost of revenue	(8,669,109)	(8,694,945)

Gross profit	5,785,760	2,787,661

Operating expenses:
Technology and development	(21,032,584)	(9,004,045)
Sales and marketing	(4,281,170)	(784,133)
Corporate development	(4,092,000)	(285,361)
Loss on impairment of digital assets	(358)	(4,076)
General and administrative	(1,666,727)	(2,743,432)
Total operating expenses	(31,072,839)	(12,821,047)

LOSS FROM OPERATION	(25,287,079)	(10,033,386)

Other income (expense):
Amortization of deferred financing costs	(118,145)	–
Change in fair value of marketable securities	(230,326)	–
Loss on sale, use or exchange of digital assets	–	(18,556)
Interest income	33	–
Other expenses	(208)	–
Other income	310	459
Total other expense, net	(348,336)	(18,097)

LOSS BEFORE INCOME TAXES	(25,635,415)	(10,051,483)

Income tax credit (expense)	–	3,821

NET LOSS	(25,635,415)	(10,047,662)

Other comprehensive income (loss):
Foreign currency adjustment gain (loss)	6,776	(5,050)

COMPREHENSIVE LOSS	$(25,628,639)	$(10,052,712)

Net loss per share:
– Basic and diluted(1)	$(0.00)	$(0.01)

Weighted average common shares outstanding:
– Basic and diluted	73,488,882,079	1,880,010,643

(1)	less than $0.01

See accompanying notes to consolidated financial statements.

MARVION INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred Stock		Common stock		Common stock to be issued		Additional	Accumulated other		Total
	No. of		No. of		No. of		paid-in	comprehensive	Accumulated	shareholders’
	shares	Amount	shares	Amount	shares	Amount	capital	(loss) income	deficit	deficit

Balance as of January 1, 2022	10,366,346	$1,038	1,867,681,876	$186,768	138,468,716,631	$13,846,871	$–	$7	$(16,157,367)	$(2,122,683)

Acquisition of licensed adaptation right	–	–	–	–	2,325,581,395	232,559	9,767,441	–	–	10,000,000
Issuance of shares	–	–	75,000,000	7,500	–	–	168,750	–	–	176,250
Foreign currency translation adjustment	–	–	–	–	–	–	–	(5,050)	–	(5,050)
Net loss for the year	–	–	–	–	–	–	–	–	(10,047,662)	(10,047,662)

Balance as of December 31, 2022	10,366,346	$1,038	1,942,681,876	$194,268	140,794,298,026	$14,079,430	$9,936,191	$(5,043)	$(26,205,029)	$(1,999,145)

Balance as of January 1, 2023	10,366,346	$1,038	1,942,681,876	$194,268	140,794,298,026	$14,079,430	$9,936,191	$(5,043)	$(26,205,029)	$(1,999,145)

Shares issued as commitment shares	–	–	190,711,340	19,071	–	–	181,329	–	–	200,400
Shares issued under share swap agreement	–	–	218,574,618	21,857	–	–	875,756	–	–	897,613
Shares issued under Share Exchange Agreement in prior years	–	–	140,794,298,026	14,079,430	(140,794,298,026)	(14,079,430)	–	–	–	–
Shares issued to consultants	–	–	8,642,206,380	864,221	8,292,025,862	829,202	14,643,783	–	–	16,337,206
Foreign currency translation adjustment	–	–	–	–	–	–	–	6,776	–	6,776
Net loss for the year	–	–	–	–	–	–	–	–	(25,635,415)	(25,635,415)

Balance as of December 31, 2023	10,366,346	$1,038	151,788,472,240	$15,178,847	8,292,025,862	$829,202	$25,637,059	$1,733	$(51,840,444)	$(10,192,565)

See accompanying notes to consolidated financial statements.

MARVION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2023	2022

Cash flows from operating activities
Net loss	$(25,635,415)	$(10,047,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	48,902	48,578
Amortization of deferred financing cost	118,145	–
Written off intangible assets	5,441	–
Digital assets received as revenue	(11,257,001)	(2,715,029)
Digital assets paid for expense	11,256,476	11,389,972
Digital assets purchased / exchanged	–	(2)
Impairment loss of digital assets	358	4,076
Loss on disposal of digital assets	–	18,556
Change in fair value of marketable securities	230,326	–

Change in operating assets and liabilities:
Inventories	(6,382,500)	–
Prepaid expenses and other current assets	2,356,876	(3,037,874)
Accrued liabilities and other payables	15,334,320	57,009
Accrued consulting and service fee	13,329,569	3,099,529
Income tax payable	(1,267)	(3,821)
Net cash used in operating activities	(595,770)	(1,186,668)

Cash flows from investing activities
Purchase of intangible assets	–	(1,898)
Net cash used in investing activities	–	(1,898)

Cash flows from financing activities
Proceeds from issuance of convertible note payable	170,000	–
Proceeds from issuance of promissory note payable	16	–
Advances from related parties	553,282	1,256,737
Net cash provided by financing activities	723,298	1,256,737

Foreign currency translation adjustment	(104,120)	2,979

Net change in cash and cash equivalents	23,408	71,150

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	99,274	28,124

CASH AND CASH EQUIVALENTS, END OF YEAR	$122,682	$99,274

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to consolidated financial statements.

MARVION INC.

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/paid up share capital	Effective interest held

Marvion Holdings Limited (“MHL”)	British Virgin Islands	Investment holding	50,000 ordinary shares at par value of US$1	100%

Marvion Private Limited (“MPL”)	Singapore	Corporate management and IT development in Singapore	1,000 ordinary shares for S$1,000	100%

Marvion Group Limited (“MGL”)	British Virgin Islands	Procurement of media and entertainment in Singapore	50,000 ordinary shares at par value of US$1	100%

Marvion (Hong Kong) Limited (“MHKL”)	Hong Kong	Corporate management in Hong Kong	1,000 ordinary shares for HK$1,000	100%

Marvion Studios Limited (Formerly known as Typerwise Limited)	Hong Kong	Provision of financing, business development solutions & related professional services	10,000 ordinary shares for HK$10,000	100%

Marvel Multi-dimensions Limited (“MMDL”)	Hong Kong	Provision of research & development, IT and consulting services and treasury management	10,000 ordinary shares for HK$10,000	100%

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

Digital assets

The Company’s digital assets represent the cryptocurrencies held in its e-wallet, including Binance USD, Tether, Binance Coin, Ethereum, Polygon, OKB Token and OEC Token. The Company accounts for its digital assets in accordance with Financial Accounting Standards Board (“FASB”) ASC 350, “General Intangibles Other Than Goodwill” (“ASC 350”). ASC 350 requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Accordingly, the Company performs an analysis each quarter to identify whether events or changes in circumstances and determines the fair value of its cryptocurrencies based on quoted closing prices on the active exchange on the balance sheet date, if the fair market value is lower than the carrying value an impairment loss equal to the difference will be recognized as “Impairment loss of digital assets” in the consolidated statement of operations. If the fair market value is higher than the carrying value the basis of the digital assets will not be adjusted to account for this increase. Gains (loss) on sale, use or exchange of digital assets, if any, will be recognized upon sale, use or exchange of the digital assets.

The Company’s cryptocurrencies are deemed to have an indefinite useful life; therefore, amounts are not amortized, but rather are assessed for impairment.

Inventories

Inventory consists of adaptation rights products, which are stated at the lower of cost (first-in, first-out method) or net realizable value. Management regularly reviews inventory on an item-by-item basis and provides an inventory allowance based on excess or obsolete inventory determined primarily by anticipated future demand for our products. Inventory allowance is measured as the difference between the cost of the inventory and market value, based on assumptions about future demand that are inherently difficult to assess. As of December 31, 2023 and 2022, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

Intangible assets

Intangible assets consist of licensed media content, trademarks and trade name. The intangible assets are amortized following the patterns in which the economic benefits are consumed or straight-line over the estimated useful life. The Company periodically reviews the estimated useful lives of these intangible assets and reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will be equal to the excess of the carrying value over the fair value of the asset. The Company has recorded $5,441 on the written off certain intangible assets during the year ended December 31, 2023. There was no impairment of intangible assets during the year ended December 31, 2022.

Development costs

The Company enters a technical knowhow license and servicing agreement with a company controlled by its major shareholder and are required to make payments for technical knowhow development. Technical knowhow consists of visual intelligence engine, emotion recognition engine, motion recognition engine, and metaverse development. Prior to establishing technological feasibility of a product, all development costs are charged to expenses as incurred and to be recognized as “Technology and development expenses” in the consolidated statement of operations. After establishing technological feasibility, the Company capitalizes all development payments to third-party service provider as development costs. Significant management judgements are made in the assessment of when technological feasibility is establishing. Amortization of capitalized development costs commences when a product is available for general release. For capitalized development costs, annual amortization is calculated using the straight-line method over the remaining estimated life of the title. The Company evaluates the future recoverability of capitalized development costs on a quarterly basis. For the years ended December 31, 2023 and 2022, the Company incurred the related development costs of $0 and $8,000,000, respectively. The Company did not capitalize any related development costs during the years ended December 31, 2023 and 2022.

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

During the years ended December 31, 2023 and 2022, the following table shows non-cash transactions by digital assets:

	Years ended December 31,
	2023	2022

Revenue earned and received by digital assets	$11,257,001	$11,457,863
Cost of revenue paid by digital assets	$(2,746)	$(558)
Expense paid by digital assets	$(11,256,476)	$(8,596,598)
Digital assets purchased / exchanged	$–	$2

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

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 for the years ended December 31, 2023 and 2022.

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

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and Singapore, and maintains its books and record in its local currencies, Hong Kong Dollars (“HKD”) and Singapore Dollars (“SGD”) respectively, which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in shareholder’s equity.

Translation of amounts from HKD and SGD into US$ has been made at the following exchange rates for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Year-end HKD:US$ exchange rate	0.1280	0.1282
Average HKD:US$ exchange rate	0.1277	0.1277
Year-end SGD:US$ exchange rate	0.7575	0.7459
Average SGD:US$ exchange rate	0.7447	0.7253

Comprehensive income (loss)

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

The Company has generated a recurring loss of $25,635,415 during the current year and incurred the accumulated deficit of $51,840,444 as of December 31, 2023. Expenses are expected to increase in the forthcoming year and cash flows of the Company may not be able to sustain the expansion required. The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its major shareholders. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

4.       REVENUE FROM CONTRACTS WITH CUSTOMERS

The following is a disaggregation of the Company’s revenue by major source for the respective years:

	Years ended December 31,
	2023	2022

Media and entertainment income:
Sale of licensed IP right and media products	$14,162,000	$11,327,529
Transaction fee income	292,869	130,334
Consulting service income	–	24,743
Total revenues	$14,454,869	$11,482,606

The table below presents our revenues by geographic areas in which our customers were located.

	Years ended December 31,
	2023	2022

Hong Kong	$–	$24,743
Rest of the World	14,454,869	11,457,863
Total revenues	$14,454,869	$11,482,606

5.       INTANGIBLE ASSETS

As of December 31, 2023 and 2022, intangible assets consisted of the following:

	Estimated useful life	2023	2022

At cost:
Licensed media content	3 years	$149,240	$146,958
Trademarks and trade name	10 years	9,096	9,544
		158,336	156,502
Less: accumulated amortization		(117,731)	(62,297)
		$40,605	$94,205

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

As of December 31, 2023, the estimated amortization expense for intangible assets for each of the succeeding five years and thereafter is as follows:

Year ending December 31:	Amount
2024	$38,221
2025	546
2026	337
2027	311
2028	311
Thereafter	879
Total	$40,605

Amortization of intangible assets was $48,902 and $48,578 for the years ended December 31, 2023 and 2022, respectively.

6.       PREPAID EXPENSES AND OTHER CURRENT ASSETS

	2023	2022

Prepayment for technical knowhow license and service	$593,040	$2,940,440
Other prepayments	108,676	113,689
Other receivables	377	3,213
	$702,093	$3,057,342

7.       ACCRUED CONSULTING AND SERVICE FEE

For the year ended December 31, 2023 and 2022, the Company agreed to compensate certain business or professional service providers, which rendered IT development service, sale and marketing service, corporate development service and administrative service. As at December 31, 2023 and 2022, these consulting and service fees totaled $2,154,106 and $5,172,537 respectively and the Company will issue shares in lieu of services rendered, of which the number of shares to be issued are determined at the later date.

8.       AMOUNTS DUE FROM (TO) RELATED PARTIES

The amounts represented temporary payments/advances from/to the Company’s directors and companies which are controlled by a director of the Company for working capital purpose, which were unsecured, interest-free and had no fixed terms of repayments. The related parties balance was $1,987,162 and $1,544,729 as of December 31, 2023 and 2022, respectively.

9.       SHAREHOLDERS’ DEFICIT

Preferred stock

As of December 31, 2023 and 2022, the Company’s authorized shares were 30,000,000,000 shares of preferred stock, with a par value of $0.0001.

As of December 31, 2023 and 2022, the Company had 10,000,000 and 10,000,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of December 31, 2023 and 2022, the Company had 366,346 and 366,346 shares of Series B Preferred Stock issued and outstanding, respectively.

As of December 31, 2023 and 2022, the Company had 1 and 1 share of Series C Preferred Stock issued and outstanding, respectively.

Common stock

On January 10, 2022, the Company amended the Articles of Incorporation to increase the Company’s authorized capital from 2,000,000,000 to 300,000,000,000 shares, consisting of 270,000,000,000 shares of common stock, par value $0.0001, and 30,000,000,000 shares of preferred stock, par value $0.0001.

As of December 31, 2023 and 2022, the Company’s authorized shares were 270,000,000,000 shares of common stock, with a par value of $0.0001.

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

On October 4, 2023, the Company issued 8,642,206,380 shares of common stock to consultants which rendered IT development service, sale and marketing service, corporate development service and administrative service.

As of December 31, 2023 and 2022, the Company had 151,788,472,240 and 1,942,681,876 shares of common stock issued and outstanding, respectively.

Common stock to be issued

As of December 31, 2023 and 2022, the Company had 8,292,025,862 and 140,794,298,026 shares of its common stock committed to be issued but pending to be consummated, respectively.

For the year ended December 31, 2023, 140,794,298,026 shares of common stock are issued.

10.       NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2023 and 2022:

	Years ended December 31,
	2023	2022

Net loss attributable to common shareholders	$(25,635,415)	$(10,047,662)

Weighted average common shares outstanding – Basic and diluted	73,488,882,079	1,880,010,643

Net loss per share – Basic and diluted #	$(0.00)	$(0.01)

#Basic and diluted net loss per share was less than $0.01

The following table presents the computation of weighted average common shares outstanding is derived after having taken into account of common stock that is committed but yet to be issued as follows:

	Years ended December 31,
	2023	2022

Weighted average common shares outstanding – Basic and Diluted	$73,488,882,079	$1,880,010,643
Common stock committed but yet to be issued (1)	8,292,025,862	140,794,298,026
Weighted average common shares outstanding under if-converted method for Basic and Diluted	$81,780,907,941	$142,674,308,669

(1)	The common stock committed but yet to be issued has been excluded from the computation of the diluted net loss per common stock for the year ended December 31, 2023 and 2022, because including them would have been anti-dilutive.

11.        INCOME TAX

For the years ended December 31, 2023 and 2022, the local (“United States of America”) and foreign components of (loss) income before income taxes were comprised of the following:

	Years ended December 31,
	2023	2022

Tax jurisdiction from:
- Local	$(296,304)	$(305,569)
- Foreign, including
British Virgin Islands	(264,239)	(25,141)
Singapore	(25,057,072)	(9,677,694)
Hong Kong	(17,800)	(43,079)
Loss before income taxes	$(25,635,415)	$(10,051,483)

The provision for income taxes consisted of the following:

	Years ended December 31,
	2023	2022

Current:
- Local	$–	$–
- Foreign	–	(3,821)

Deferred:
- Local	–	–
- Foreign	–	–

Income tax credit	$–	$(3,821)

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

For the years ended December 31, 2023 and 2022, there were no operating income.

BVI

Under the current BVI law, MHL and MGL are not subject to tax on income.

Singapore

MPL registered in the Republic of Singapore is subject to the tax laws of Singapore. A subsidiary incorporated in BVI is registered as a branch in Singapore for operating purpose and is also subject to tax in the Republic of Singapore.

As at December 31, 2023, the operation in the Singapore incurred $36,239,184 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating losses carryforward have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $6,160,661 on the expected future tax benefits from the net operating loss (“NOL”) carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	Years ended December 31,
	2023	2022

Loss before income taxes	$(25,057,072)	$(9,677,694)
Statutory income tax rate	17%	17%
Income tax expense at statutory rate	(4,259,702)	(1,635,502)
Tax effect of non-deductibles items	8,669	–
Tax effect on non-taxable items	(3,995)	–
Net operating loss not recognized as deferred tax	4,255,028	1,635,502
Income tax expense	$–	$–

Hong Kong

The Company’s subsidiaries operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current period, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2023 and 2022 is as follows:

	Years ended December 31,
	2023	2022

Loss before income taxes	$(17,800)	$(43,079)
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(2,937)	(7,108)
Tax effect of non-deductibles items	938	654
Tax effect on non-taxable items	(56)	–
Tax over-provision	–	(3,821)
Net operating loss	2,055	6,454
Income tax credit	$–	$(3,821)

The following table sets forth the significant components of the deferred tax assets of the Company as of December 31, 2023 and 2022:

	2023	2022

Deferred tax assets:
NOL – US tax regime	$243,200	$180,976
NOL – British Virgin Islands regime	–	–
NOL – Hong Kong tax regime	8,509	6,454
NOL – Singapore tax regime	6,160,661	1,905,633
	6,412,370	2,093,063
Less: valuation allowance	(6,412,370)	(2,093,063)
Deferred tax assets, net	$–	$–

As of December 31, 2023 and 2022, the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to income taxes would be classified as a component of the provision for income taxes in the consolidated statements of operations. The Company does not expect any significant change in its uncertain tax positions in the next twelve months.

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

During the year ended December 31, 2023 and 2022, the Company paid the aggregate amount of $306,000 and $265,541 as consultancy fees to its director and former director, respectively.

During the year ended December 31, 2023 and 2022, the Company paid the aggregate amount of $126,000 and $123,000 as compensation to its director and former director, respectively.

On April 1, 2022, the Company entered into a Service Agreement (the “Service agreement”) with a company controlled by its major shareholder, which agreed to provide staffing and back-office services to the Company until the arrangement is terminated by the parties. During the year ended December 31, 2023 and 2022, the Company incurred the related management service fee of $0 and $1,260,553 respectively.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

13.       CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the year ended December 31, 2023, there was no single customer who accounted for 10% or more of the Company’s revenues.

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

(d)	Market price risk of crypto (“digital”) assets

The Company generated certain level of its revenue from the sale and distribution of licensed media token products on its platform by the means of crypto assets by the customers, while revenue from these products have not been significant to date, most of this revenue will also fluctuate based on the price of crypto assets. Accordingly, crypto asset price risk could adversely affect its operating results. In particular, the future profitability may depend upon the market price of BNB, ETH, as well as other crypto assets. Crypto asset prices, along with the operating results, have fluctuated significantly from quarter to quarter. There is no assurance that crypto asset prices will reflect historical trends. A decline in the market price of BTC, ETH and Other crypto assets could have a material and adverse effect on our earnings, the carrying value of the crypto assets, and the future cash flows. This may also affect the liquidity and the ability to meet our ongoing obligations. As of December 31, 2023, the Company recorded an impairment charge on the crypto assets held when crypto asset prices decrease below their carrying value of these crypto assets.

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

14.       COMMITMENTS AND CONTINGENCIES

As of December 31, 2023, the Company is committed to the below contractual agreement.

Lease

As of December 31, 2023, the Company had a virtual office service agreement for its corporate office. The lease contains the renewal option and will expire on 24 September 2024.

Other contractual commitments

•	Williamsburg Venture Holdings, LLC

On April 1, 2022, the Company entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC (“Investor”), a Nevada limited liability company, pursuant to which the Investor agreed to invest up to Twenty Million Dollars ($20,000,000) in the Company’s common stock in accordance with the terms and conditions stated within the Equity Purchase Agreement dated April 1, 2022, and no later than February 24, 2025, by and between the Company and the Investor (the “Equity Purchase Agreement”). During the term, the Company shall be entitled to put to the Investor, and the Investor shall be obligated to purchase, such number of shares of the Company’s common stock and at such price as are determined in accordance with the Equity Purchase Agreement. The per share purchase price for the Williamsburg Put Shares will be equal to 88% of the lowest traded price of the Common Stock on the principal market during the five (5) consecutive trading days immediately preceding the date which Williamsburg received the Williamsburg Put Shares as DWAC Shares in its brokerage account (as reported by Bloomberg Finance L.P., Quotestream, or other reputable source). In connection with the Equity Purchase Agreement, both parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register with the SEC the common stock issuable under the Equity Purchase Agreement, among other securities. As of December 31, 2023, the remaining balance for Equity Purchase from the Investor was $19,743,350.

Apart from these commitments, the Company has no other material commitments or contingencies, as of December 31, 2023.

15.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2023, up through the date the Company issued the consolidated financial statements. The Company had no material recognizable subsequent events since December 31, 2023.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were effective as of December 31, 2023.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

ITEM 9B. Other Information.

During the quarter ended December 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Name	Age	Position
Chan Man Chung	64	Chief Executive Officer, Chief Financial Officer, Secretary and Director
Tan Tee Soo	57	Director

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company.

Dr. Chan Man Chung, age 64, was appointed to serve as our Chief Executive Officer, Chief Financial Officer, Secretary and a director of the Company on August 26, 2021. He is currently the founding Director and Executive Chairman of the Sustainable Development Institute for the United Nations and has served as the founding director of Institute of Systems Management since 2003. Since 2015 to September 30, 2021, Dr. Chan has served as Vice President of Marvel Digital Company, a subsidiary of Integrated Media Technology Corporation (IMTE:NASDAQ) and a director of IMTE. Dr. Chan has served as the Chief Executive Officer, Chief Financial Officer, Secretary and Director of Cosmos Group Holdings, Inc. (COSG: OTC PK) since August 13, 2021. Dr. Chan has taught and lectured at the Hong Kong Polytechnic University and New South Wales University, Australia, and published more than 22 articles relating to information systems, knowledge systems, data mining and artificial intelligence and brings to our board his deep experience in these fields. Dr. Chan also engaged in numerous research projects and authored numerous papers relating information and knowledge management systems, pattern recognition, data mining and artificial intelligence for business applications.

Dr. Chan received his PHD in Computer Science in 1992 from La Trobe University, Australia and his Bachelor of Arts in Philosophy (Hons) from Chinese University of Hong Kong in 1980.

Mr. Tan Tee Soo, age 57, was appointed to serve as our Director on August 26, 2021. Mr. Tan has also served as a director on the Board of Directors of Cosmos Group Holdings, Inc. since June 28, 2021 (COSG: OTC PK). Since April 2017, Mr. Tan served as the Senior Vice President of a boutique investment house and financial structuring company and has been nominated as director since June 2019. Prior to this time, Mr. Tan served in the Western Australian Police Force in Perth, Western Australia from June 2000 to April 2017. Mr. Tan received his Bachelor of Commerce from Murdoch University in Western Australia in 1993. Mr. Tan brings to our Board his investment and financial experience in the industry.

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

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2023 and 2022, to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers on December 31, 2023, whose total compensation was in excess of $100,000, and (iv) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on December 31, 2023.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Chan Man Chung	2023	–	–	–	–	–	–	–	$–
CEO, CFO, Secretary and Director(1)	2022	–	–	–	–	–	–	–	$–
Lee Ying Chiu Herbert	2023	–	–	–	–	–	–	–	$–
Director (3)	2022	–	–	–	–	–	–	–	$–
So Han Meng Julian	2022	–	–	–	–	–	–	318,000	$318,000
Tan Tee Soo	2023	–	–	–	–	–	–	126,000	$126,000
Director (3)	2022	–	–	–	–	–	–	123,000	$123,000

(1) Dr. Chan joined us as our Chief Executive Officer, Secretary and Director on August 26, 2021.

(2) Dr. So served as our Director from October 18, 2021, to September 15, 2022.

(3) Dr. Lee served as our director from August 26, 2021, to September 15, 2022. Mr. Tan joined us as our Director on August 26, 2021.

Narrative disclosure to Summary Compensation

During the year ended December 31, 2023 and 2022, the Company paid the aggregate amount of $306,000 and $318,000 as consultancy fees to So Han Meng Julian, its former director.

During the year ended December 31, 2023 and 2022, the Company paid the aggregate amount of $126,000 and $123,000 as compensation to Tan Tee Soo, its former director.

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

Compensation of Directors

During our fiscal year ended December 31, 2023, we provided compensation to certain employees for serving as our directors. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

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

Compensation Committee Interlocks and Insider Participation

We have not yet established a Compensation Committee. Our Board of Directors performs the functions that would be performed by a compensation committee. During the fiscal year ended December 31, 2023, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the company.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2023. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Chan Man Chung

Tan Tee Soo

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 26, 2024, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table will have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Marvion Inc., 21st Floor, Centennial Tower, 3 Temasek Avenue, Singapore 039190.

	Common Stock Beneficially Owned		Series A Preferred Stock Owned		Series B Preferred Stock Owned		Series C Preferred Stock Owned
Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Common Equity (1)	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Series A Preferred Equity (1)	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Series B Preferred Equity (1)	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Series C Preferred Equity (1)
Man Chung CHAN	–	–	–	–	–	–	–	–
Tee Soo TAN	–	–	–	–	–	–	–	–

All executive officers and directors as a Group (2 persons)	–	–	–	–	–	–	–	–

5% or Greater Stockholders:
Herbert Ying Chiu LEE (2)	43,482,509,115	27.16%	10,000,000	100%	337,000	92%	1	100%
RS Management Co. Limited (3)	42,000,000,000	26.24%
Sustainable Development International for the UN Public Limited Co. (4)	14,200,000,000	8.87%	–	–	–	–	–	–
Julian Han Meng SO (5)	9,464,462,003	5.91%	–	–	–	–	–	–

Total 5% or Greater Stockholders	109,135,148,118	68.18%	10,000,000	100%	337,000	92%	1	100%

________________

(1)	Applicable percentage ownership is based on 160,080,498,102 shares of common stock outstanding as of March 20, 2024, together with securities exercisable or convertible into shares of common stock within 60 days of March 20, 2024. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 20, 2024, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Herbert Ying Chiu Lee owns 43,482,509,115 shares of our common stock, 10,000,000 shares of our Series A Preferred Stock, 337,000 shares of our Series B Preferred Stock and 1 share of Series C Preferred Stock. Each Series of preferred stock has the voting rights, powers, preferences and privileges more fully described herein in the section entitled “Description of Registrant’s Securities”
(3)	RS Management Co. Limited, a Hong Kong limited liability company, is controlled by LAU Man Ting, its Director
(4)	Sustainable Development International for the UN Public Limited Co., a UK limited liability company, is controlled by LAU Kit Hung, its Chief Executive Officer.
(5)	Julian Han Meng So owns 9,464,462,203 shares of our common stock. He is also the Chief Executive Officer of Marvion Private Limited.

Background of the 2023 Plan

On September 19, 2023, the board of directors of the Company approved the Marvion Inc. 2023 Stock Incentive Plan (the “2023 Plan”). The 2023 Plan provides for the grant of awards to eligible employees, directors, consultants, independent contractors, and advisors in the form of options, restricted stock, restricted stock units, stock appreciation rights, performance awards, other stock-based awards or dividend equivalents (each, an award).

Summary of the 2023 Plan

The principal terms of the 2023 Plan are summarized below. This summary is not a complete description of the 2023 Plan, and it is qualified in its entirety by reference to the complete text of the 2023 Plan document which is attached as Exhibit 10.10 hereto.

Shares Available for Issuance

We reserved 17,000,000,000 Shares to be issued under the 2023 Plan (plus certain other Shares related to awards which are forfeited, repurchased or used to satisfy the exercise price or tax withholding on an award). The number of Shares reserved for grant and issuance under the 2023 Plan increases automatically on January 1 of each of the calendar years during the term of the 2023 Plan, which will continue through and including September 11, 2033, by a number of Shares equal to the lesser of (i) 2.5% of the number of shares of Common Stock issued and outstanding on each December 31 immediately prior to the date of increase or (ii) such number of Shares determined by the Board; provided, however, that such limitation may be increased subject to approval by the Company’s stockholders (the “Evergreen Feature”).

The 2023 Plan authorizes the award of RSUs, stock options, RSAs, RSU’s, SARs, performance awards and other stock based awards and dividend equivalents (each as more fully described below). No person will be eligible to receive more than 4,000,000,000 Shares in any 12 month period under the 2023 Plan. The maximum fair market value, as determined on the date of grant, of Awards granted for services as a Director during any twelve (12)-month period shall not exceed $2,000,000. Any awards in Shares or cash that are made outside of the 2023 Plan and permitted by applicable listing requirements are not subject to these limitations.

Administration

The 2023 Plan is administered by our Compensation Committee of the Board or such other committee, if any, that may be designated by the Board to administer the Plan (the “Administrator”). The Administrator has the authority to construe and interpret the 2023 Plan, select participants and grant awards, and make all other determinations necessary or advisable for the administration of the 2023 Plan. The Committee may delegate to the Board or to one or more other committees of the Board comprised of one or more independent Directors the authority to grant Awards to Employees who are not subject to Section 16(b) of the Exchange Act. Further, the Committee may delegate to the Governance Committee of the Board the authority to make non-discretionary (routine) Awards to Directors, including to determine which Director shall receive an Award, the time or times when such an Award shall be made, the terms and conditions of such an Award, the type of Award that shall be made to a Director, the number of shares subject to such an Award, and the value of such an Award; provided, however, that the Committee may not delegate its authority to grant discretionary (non-routine) Awards to Directors. The Committee may delegate to the Chief Executive Officer or one or more other senior officers of the Company its administrative functions under this Plan with respect to the Awards. Any delegation described in this paragraph shall contain such limitations and restrictions as the Committee may provide and shall comply in all respects with the requirements of applicable law, including the Nevada Revised Statutes. The Committee may engage or authorize the engagement of a third party administrator or administrators to carry out administrative functions under the Plan.

Eligibility

The 2023 Plan provides for the grant of awards to our employees, directors, consultants, independent contractors, and advisors, provided the consultants, independent contractors, directors, and advisors render services not in connection with the offer and sale of securities in a capital-raising transaction. As of December 31, 2023, all of our 47 employees (including each of our executive officers) were eligible to participate in the 2023 Plan. The basis for participation in the 2023 Plan is the Administrator’s decision, in its sole discretion, that an award to an eligible participant will further the 2023 Plan’s purposes of providing incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success and the success of our affiliates, by offering them an opportunity to participate in our future performance through the grant of awards. In exercising its discretion, the Administrator will consider the recommendations of management and the purposes of the 2023 Plan.

Forms of Awards

The following is a description of the types of awards permitted to be issued under the 2023 Plan. As of the date of this report, the Company had issued an aggregate of 16,934,232,242 shares of common stock pursuant to the 2023 Plan. No other awards had been issued under the 2023 Plan.

Stock Options. The 2023 Plan provides for the grant of incentive stock options that qualify under Section 422 of the Code only to our employees. All awards other than incentive stock options, including awards of non-qualified stock options, may be granted to our employees, directors, consultants, independent contractors, and advisors, provided the consultants, independent contractors, and advisors render services not in connection with the offer and sale of securities in a capital-raising transaction. The exercise price of each stock option must be at least equal to the fair market value of our common stock on the date of grant. The exercise price of incentive stock options granted to 10% stockholders must be at least equal to 110% of that value. The maximum term of options granted under the 2023 Plan is seven years or, in the case of an incentive stock option granted to 10% stockholders, five years.

Restricted Stock Award. An RSA is an offer by us to sell Shares subject to restrictions. The price, if any, of an RSA will be determined by the Administrator. These awards are subject to forfeiture or repurchase prior to vesting as a result of termination of employment or failure to achieve certain vesting conditions.

Restricted Stock Units. An RSU is an award that covers a number of Shares that may be settled upon vesting in cash, by the issuance of the underlying Shares or a combination of both. These awards are subject to forfeiture prior to vesting as a result of termination of employment or failure to achieve certain vesting conditions.

Stock Appreciation Rights. SARs provide for a payment, or payments, in cash or Shares, to the holder based upon the difference between the fair market value of our common stock on the date of exercise and the stated exercise price up to a maximum amount of cash or number of Shares. These awards are subject to forfeiture prior to vesting as a result of termination of employment or failure to achieve certain vesting conditions.

Performance Awards. A performance award is an award that covers an amount of cash or a number of Shares that may be settled upon achievement of the pre-established performance conditions in cash or by issuance of the underlying shares. These awards are subject to forfeiture prior to vesting as a result of termination of employment or failure to achieve the performance conditions.

Other Awards and Dividend Equivalents. The Committee is authorized to grant other stock-based awards to any employee, consultant or director. The number or value of shares of Common Stock of any other stock-based award shall be determined by the Committee and may be based upon one or more performance targets based on one or more performance measures or any other specific criteria, including service to the Company or any affiliate, as determined by the Committee.

Dividend equivalents may be granted by the Committee based on dividends declared on shares of Common Stock, to be credited as of dividend payment dates with respect to dividends with record dates that occur during the period between the date an Award is granted to a Participant and the date such Award vests, is exercised, is distributed or expires, as determined by the Committee. Such Dividend Equivalents will be converted to cash or additional shares of Common Stock by such formula and at such time and subject to such restrictions and limitations as may be determined by the Committee.

Additional Provisions

Awards granted under the 2023 Plan may not be transferred in any manner other than by will or by the laws of descent and distribution, pursuant to a qualified domestic relations order, or if vested, with the consent of the Committee. Notwithstanding the foregoing, Restricted Stock, once vested and free of any restrictions, may be transferred at will.

Stock options granted under the 2023 Plan generally may be exercised for a period of three months after the termination of the optionee’s service to us, except in the case of death or permanent disability, in which case the options may be exercised for up to twenty four months following termination of the optionee’s service to us. Unless otherwise set forth in a participant’s award agreement, vesting of RSUs, RSAs, SARs, performance awards and stock bonus awards ceases on such participant’s termination of service.

Change of Control or Other Corporate Transactions

If we experience a change in control transaction, outstanding awards, including any vesting provisions, may be assumed or substituted by the successor company. Outstanding awards that are not assumed or substituted may, at the discretion of the Committee, be accelerated, replaced with other rights or property of similar value, be terminated and replaced by cash or the terms and conditions of such outstanding awards (including adjustments to the exercise price) may be otherwise equitably adjusted.

In the event there is a specified type of change in our capital structure without our receipt of consideration, such as a stock split, appropriate adjustments will be made to the number of Shares reserved under the 2023 Plan, the maximum number of Shares that can be granted in a calendar year, and the number of Shares and exercise price, if applicable, of all outstanding awards under the 2023 Plan.

Repricing

The Board and the Administrator may not take action to impair the rights of a participant with respect to any outstanding award without the consent of the participant. Further, the Board nor the Committee may not, without approval of the stockholders of the Company, or except as provided under Paragraph XIII of the 2023 Plan, (a) increase the maximum aggregate number of shares that may be issued under the Plan, (b) reduce the price per share of any outstanding Option or Stock Appreciation Right granted under the Plan, or (c) cancel any outstanding Option or Stock Appreciation Right in exchange for cash or another Award when the per share price of the Option or Stock Appreciation Right exceeds the fair market value of the underlying shares of Common Stock.

Amendment and Termination

The 2023 Plan will terminate in September 2033 (ten years following the date the Board approved the amendment and restatement of the 2023 Plan), unless it is terminated earlier by the Board. The Board may amend or terminate the 2023 Plan at any time, which may be without shareholder approval, unless required by applicable law or listing standards.

Federal Income Tax Consequences

The following is a brief summary of the federal income tax consequences applicable to awards granted under the 2012 Plan based on federal income tax laws in effect on the date of this Information Statement.

This summary is not intended to be exhaustive and does not address all matters that may be relevant to a particular participant. The summary does not discuss the tax laws of any state, municipality, or foreign jurisdiction, or gift, estate, excise, payroll, or other tax laws other than federal income tax law. The following is not intended or written to be used, and cannot be used, for the purposes of avoiding taxpayer penalties. Because circumstances may vary, we advise all participants to consult their own tax advisors under all circumstances.

Incentive Stock Options (ISOs). An optionee generally realizes no taxable income upon the grant or exercise of an ISO. However, the exercise of an ISO may result in an alternative minimum tax liability to the employee. With some exceptions, a disposition of shares purchased under an ISO within two years from the date of grant or within one year after exercise produces ordinary income to the optionee equal to the value of the shares at the time of exercise less the exercise price. The same amount is deductible by the Company as compensation, provided that the Company reports the income to the optionee. Any additional gain recognized in the disposition is treated as a capital gain for which the Company is not entitled to a deduction. However, if the optionee exercises an ISO and satisfies the holding period requirements, the Company may not deduct any amount in connection with the ISO. If a sale or disposition of shares acquired with the ISO occurs after the holding period, the employee will recognize long-term capital gain or loss at the time of sale equal to the difference between proceeds realized and the exercise price paid. In general, an ISO that is exercised by the optionee more than three months after termination of employment is treated as an NQSO. ISOs are also treated as NQSOs to the extent that they first become exercisable by an individual in any calendar year for shares having a fair market value (determined as of the date of grant) in excess of $100,000.

Non-Qualified Stock Options (NQSOs). An optionee generally has no taxable income at the time of grant of an NQSO but realizes income in connection with exercise of the option in an amount equal to the excess (at the time of exercise) of the fair market value of shares acquired upon exercise over the exercise price. The same amount is deductible by the Company as compensation, provided that, in the case of an employee option, the Company reports the income to the employee. Upon a subsequent sale or exchange of the shares, any recognized gain or loss after the date of exercise is treated as capital gain or loss for which the Company is not entitled to a deduction.

SARs. Generally, the recipient of a SAR will not recognize taxable income at the time the SAR is granted. If a participant receives the appreciation inherent in the SAR in cash, the cash will be taxed as ordinary income to the participant at the time it is received. If a participant receives the appreciation inherent in the SAR in shares, the spread between the then-current market value and the base price will be taxed as ordinary income to the participant at the time it is received. In general, there will be no federal income tax deduction allowed to the Company upon the grant or termination of SARs. However, upon the settlement of a SAR, the Company will be entitled to a deduction equal to the amount of ordinary income the recipient is required to recognize as a result of the settlement.

Restricted Stock Awards. The recipient of a RSA will not recognize any taxable income for federal income tax purposes in the year of the award, provided that the shares are subject to restrictions (that is, they are nontransferable and subject to a substantial risk of forfeiture). However, the recipient may elect under Section 83(b) of the Internal Revenue Code to recognize compensation income in the year of the award in an amount equal to the fair market value of the shares on the date of the award (less the purchase price, if any, paid for such shares), determined without regard to the restrictions. If a Section 83(b) election is made, the capital gain/loss holding period for such shares commences on the date of the award. Any further change in the value of the shares will be taxed as a capital gain or loss only if and when the shares are disposed of by the recipient. If the recipient does not make a Section 83(b) election, the fair market value of the shares on the date the restrictions lapse will be treated as compensation income to the recipient and will be taxable in the year the restrictions lapse, and the capital gain/ loss holding period for such shares will also commence on such date.

Restricted Stock Units. No income generally will be recognized upon the award of RSUs. The recipient of an RSU generally will be subject to tax at ordinary income rates on the market price of unrestricted shares on the date that such shares are transferred to the participant under the award (reduced by any amount paid, if any, by the participant for such RSUs), and the capital gain/loss holding period for such shares will also commence on such date.

New Plan Benefits

Awards under the 2023 Plan are within the discretion of the Administrator. As a result, the benefits that will be awarded under the 2012 Plan, including to our non-employee directors, are not determinable at this time.

Existing Plan Benefits to Named Executive Officers and Others

The following table summarizes the grants made to our named executive officers (as identified under “Executive Compensation”, below), all current executive officers as a group, all current non-executive directors as a group and all current non-executive employees as a group, from the inception of the 2023 Plan through December 31, 2023. The closing price per share of our common stock on December 29, 2023 was $0.0006.

Name and Position(1)	RSA Granted Since Adoption of the 2023 Plan
Man Chung CHAN, Chief Executive Officer, Chief Financial Officer, Secretary and Director	–
Tee Soo TAN, Director	–
All current executive officers and directors (2 persons)	–
All employees, including all officers who are not executive officers, as a group (47 persons)(1)	16,934,232,242
All non-employees, including all directors, as a group (0 persons)	–
TOTAL (2)	16,934,232,242

_______________

(1)	No person has received 5% or more of the total awards granted under the 2023 Plan since its inception.
(2)	Represents total shares of common stock granted since the adoption of the 2023 Plan to all employees and non-employees (current and former) who received awards under the 2023 Plan. As of December 31, 2023, there were 16,934,232,242 total RSUs outstanding under the 2023 Plan.

The following table provides information about the Company’s equity compensation plans as of December 31, 2023.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a))
PLAN CATEGORY	(a)	(b)	(c)
Equity compensation plans approved by security holders	–	–	–
Equity compensation plans not approved by security holders (1)	–	–	65,767,758
Total	–	–	65,767,758(2)

(1)	Pursuant to SEC rules and the reporting requirements for this table, we have not included in (a) above 16,934,232,242 shares of restricted stock issued pursuant to the plan.
(2)	Represents securities remaining available for issuance under our 2023 Plan as of December 31, 2023 that may be granted in the form of unrestricted common stock, restricted common stock, options to purchase shares of common stock, stock appreciation rights, restricted stock units, dividend equivalents, performance awards or other stock-based awards.

Registration with the Securities and Exchange Commission

17,000,000,000 shares of common stock reserved for issuance under the 2023 Plan were registered on Form S-8 with the Securities and Exchange Commission (the “SEC”) on September 21, 2023.

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence.

Other than as disclosed below, there are no transactions during our two most recent fiscal years ended December 31, 2023, and December 31, 2022, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year end for our last two completed years, and in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

From time to time, our directors advanced funds to us for working capital purpose. Those advances are unsecured, non-interest bearing and have no fixed terms of repayment. During the year ended December 31, 2023, companies which are controlled by Lee Ying Chiu Herbert, our director advanced $231,806 and Chan Man Chung, our director advanced $0 to us, respectively. During the year ended December 31, 2022, companies which are controlled by Lee Ying Chiu Herbert, our director advanced $1,462,877 and Chan Man Chung, our director advanced $10,400 to us, respectively.

On April 1, 2022, the Company entered into a Service Agreement (the “Service agreement”) with Marvel Digital Group Limited, a company controlled by Herbert Lee, its controlling shareholder, pursuant to which Marvel Digital Group Limited agreed to provide staffing and back-office services to the Company until the arrangement is terminated by the parties. During the year ended December 31, 2023 and 2022, the Company incurred the related management service fee of $0 and $1,260,553 respectively.

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

We charged all related development costs to expenses as incurred and recognized as “Technology and development expenses” in the unaudited condensed consolidated statement of operations. During the year ended December 31, 2023, we incurred the related development fee of $0.

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

ITEM 14.   Principal AccountING Fees And Services.

Olayinka Oyebola & Co. audited our financial statements for the fiscal years ended December 31, 2023 and 2022.

All audit work was performed by the full time employees of Olayinka Oyebola & Co. for the above mentioned fiscal years. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by Olayinka Oyebola & Co., but have not adopted pre-approval policies or procedures. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

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

	December 31, 2023	December 31, 2022

Audit fees	$75,000	$45,000
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$75,000	$45,000

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation (1)
3.2	Amended and Restated Certificate of Designation, Preferences and Rights of Series B Preferred Stock (5)
3.3	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock (1)
4.2	Description of Securities *
10.1	Share Exchange Agreement Version 2021001 posted and available for public on 18 October, 2021 on http://www.marvion.media/ (1)
10.2	Confirmation dated October 18, 2021 by and among Lee Ying Chiu Herbert, So Han Meng Julian and Bonanza Goldfields Corp. (1)
10.3	Equity Purchase Agreement, dated April 1, 2022, by and between Bonanza Goldfields Corp. and Williamsburg Venture Holdings, LLC, a Nevada limited liability company (3)
10.4	Registration Rights Agreement, dated April 1, 2022, by and between Bonanza Goldfields Corp. and Williamsburg Venture Holdings, LLC, a Nevada limited liability company (3)
10.5	Intellectual Property Sale and Purchase Agreement, dated April 14, 2022, by and between Marvion Private Limited, a Singapore limited liability company, and Euro Amazing Limited, a Hong Kong limited liability company (4)
10.6	Services Agreement, dated April 1, 2022, by and between Marvion Group Limited and Marvel Digital Group Limited (6)
10.7	Technical Knowhow License and Servicing Agreement, by and between Marvion Group Limited and Total Chase Limited (7)
10.8	Share Swap Agreement, dated October 25, 2022, by and between Bonanza Goldfields Corp. and China Information Technology Development Limited. (8)

Exhibit No.	Description
10.9	Technical Knowhow License and Servicing Agreement, dated November 8, 2022, by and between Marvion Group Limited and DataCube Research Centre Limited. (9)
10.10	Marvion Inc. 2023 Incentive Stock Plan (10)
21	Subsidiaries*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

_______________________

*	Filed Herewith.

(1)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 26, 2021.
(2)	Incorporated by reference to Item 11 of Amendment No. 7 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 9, 2022.
(3)	Incorporated by reference to the Exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2022.
(4)	Incorporated by reference to the Exhibits to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2022.
(5)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on December 14, 2021.
(6)	Incorporated by reference to the Exhibits to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2022.
(7)	Incorporated by reference to the Exhibits to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 28, 2022.
(8)	Incorporated by reference to the Exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2022.
(9)	Incorporated by reference to the Exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2022.
(10)	Incorporated by reference to the Exhibit 99.1 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 21, 2023.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVION INC.

By:	/s/ Man Chung CHAN
Man Chung CHAN
Chief Executive Officer and Chief Financial Officer

Date: April 16, 2024

