Form 10-Q
period 2024-03-31
Marvion Inc.
filed 2024-05-20
CIK 1439264

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 8, 2024, the Company had outstanding 53,360,454 shares of common stock.

MARVION INC.

QUARTERLY REPORT

FOR THE QUARTER ENDED MARCH 31, 2024

INTRODUCTORY COMMENTS

We are not a Hong Kong operating company but a Nevada holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and Singapore. Our investors hold shares of common stock in Marvion Inc., the Nevada holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our ability to obtain contributions from our subsidiaries are significantly affected by regulations promulgated by Hong Kong and Singaporean authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong.” set forth in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 16, 2024 (the “Annual Report”).

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

There are prominent legal and operational risks associated with our operations being in Hong Kong. For example, as a U.S.-listed Hong Kong public company, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. It could also significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. We are subject to risks arising from the legal system in China where there are risks and uncertainties regarding the enforcement of laws including where the Chinese government can change the rules and regulations in China and Hong Kong, including the enforcement and interpretation thereof, at any time with little to no advance notice and can intervene at any time with little to no advance notice. Changes in Chinese internal regulatory mandates, such as the M&A rules, Anti-Monopoly Law, and Data Security Law, may target the Company’s corporate structure and impact our ability to conduct business in Hong Kong, accept foreign investments, or list on an U.S. or other foreign exchange. By way of example, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. In April 2020, the Cyberspace Administration of China and certain other PRC regulatory authorities promulgated the Cybersecurity Review Measures, which became effective in June 2020. Pursuant to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On July 10, 2021, the Cyberspace Administration of China issued a revised draft of the Measures for Cybersecurity Review for public comments (“Draft Measures”), which required that, in addition to “operator of critical information infrastructure,” any “data processor” carrying out data processing activities that affect or may affect national security should also be subject to cybersecurity review, and further elaborated the factors to be considered when assessing the national security risks of the relevant activities, including, among others, (i) the risk of core data, important data or a large amount of personal information being stolen, leaked, destroyed, and illegally used or exited the country; and (ii) the risk of critical information infrastructure, core data, important data or a large amount of personal information being affected, controlled, or maliciously used by foreign governments after listing abroad. The Cyberspace Administration of China has said that under the proposed rules companies holding data on more than 1,000,000 users must now apply for cybersecurity approval when seeking listings in other nations because of the risk that such data and personal information could be “affected, controlled, and maliciously exploited by foreign governments,” The cybersecurity review will also investigate the potential national security risks from overseas IPOs. On January 4, 2022, the CAC, in conjunction with 12 other government departments, issued the New Measures for Cybersecurity Review (the “New Measures”). The New Measures amends the Draft Measures released on July 10, 2021 and became effective on February 15, 2022.

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

The recent joint statement by the SEC and Public Company Accounting Oversight Board (“PCAOB”), and the Holding Foreign Companies Accountable Act (“HFCAA”) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the HFCAA if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result, an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the U.S. Securities and Exchange Commission adopted rules to implement the HFCAA. Pursuant to the HFCAA, the PCAOB issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is based in Kuala Lumpur, Malaysia and is subject to PCAOB’s inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor to avoid having our securities delisted. Furthermore, due to the recent developments in connection with the implementation of the HFCAA, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCAA that the PCAOB be permitted to inspect the issuer’s public accounting firm within two or three years, may result in the delisting of our securities from applicable trading markets in the U.S, in the future if the PCAOB is unable to inspect our accounting firm at such future time. Please see “Risk Factors- The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer’s public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.” set forth in the Annual Report.

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

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s market projections, financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company’s business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and (iii) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report.

Consequently, all of the forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MARVION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$9,065	$123,991
Digital assets, net	10,646	10,648
Inventories, net	7,770,000	7,770,000
Short-term investments	513,298	667,287
Prepaid expenses and other current assets	704,738	702,093
Total current assets	9,007,747	9,274,019

Non-current assets:
Deferred financing cost, net	–	138,505
Intangible assets, net	27,386	40,605
Total non-current assets	27,386	179,110

TOTAL ASSETS	$9,035,133	$9,453,129

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	$15,269,814	$15,334,410
Accrued consulting and service fee	2,152,007	2,154,106
Amounts due to related parties	2,051,506	1,987,162
Convertible note payable	170,000	170,000
Promissory note payable	16	16
Total current liabilities	19,643,343	19,645,694

TOTAL LIABILITIES	19,643,343	19,645,694

Commitments and contingencies	–	–

Shareholders’ deficit:
Preferred stock, par value $0.0001, 30,000,000,000 shares authorized, 18,999,999 and 18,999,999 shares undesignated as of March 31, 2024 and December 31, 2023, respectively	–	–
Preferred stock, Series A, par value $0.0001, 10,000,000 shares designated, 10,000,000 and 10,000,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1,000	1,000
Preferred stock, Series B, par value $0.0001, 1,000,000 shares designated, 366,346 and 366,346 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	37	37
Preferred stock, Series C, par value $0.001, 1 share designated, 1 and 1 share issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1	1
Common stock, par value $0.0001, 270,000,000,000 shares authorized, 53,360,166 and 50,596,157 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	5,336	5,060
Common stock to be issued, $0.0001 par value, 0 shares and 2,764,009 shares as of March 31, 2024 and December 31, 2023, respectively	–	276
Additional paid-in capital	41,639,772	41,639,772
Accumulated other comprehensive income (loss)	18,027	1,733
Accumulated deficit	(52,272,383)	(51,840,444)
Total shareholders’ deficit	(10,608,210)	(10,192,565)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$9,035,133	$9,453,129

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2024	2023

Revenue, net	$92,589	$1,699,698
Cost of revenue	(70,157)	(1,402,117)
Gross profit	22,432	297,581

Operating expenses:
Technology and development	(26,978)	(134,129)
Sales and marketing	(3,230)	(190,649)
Corporate development	–	(45,000)
General and administrative	(131,545)	(445,061)
Total operating expenses	(161,753)	(814,839)

LOSS FROM OPERATION	(139,321)	(517,258)

Other (expense) income:
Change in fair value of marketable securities	(153,989)	–
Amortization of deferred financing costs	(138,505)	–
Interest expense	(124)	–
Sundry income	–	263
Total other (expense) income, net	(292,618)	263

LOSS BEFORE INCOME TAXES	(431,939)	(516,995)

Income tax expense	–	–

NET LOSS	(431,939)	(516,995)

Other comprehensive income:
Foreign currency adjustment gain	16,294	2,837

COMPREHENSIVE LOSS	$(415,645)	$(514,158)

Net loss per share:
– Basic(1)	$(0.00)	$(0.00)
– Diluted(1)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
– Basic	50,463,869	647,561
– Diluted	50,463,869	47,578,993

(1)	Less than $0.001

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Preferred stock		Common stock		Common stock to be issued		Additional	Accumulated other compre- hensive		Total stock- holders
	No. of		No. of		No. of		paid-in	income	Accumulated	(deficit)
	shares	Amount	shares	Amount	shares	Amount	capital	(loss)	deficit	equity

Balance as of January 1, 2024	10,366,346	$1,038	50,596,157	$5,060	2,764,009	$276	$41,639,772	$1,733	$(51,840,444)	$(10,192,565)
Shares issued to consultants	–	–	2,764,009	276	(2,764,009)	(276)	–	–	–	–
Fractional shares per reverse split	–	–	288	–	–	–	–	–	–	–
Foreign translation adjustment	–	–	–	–	–	–	–	16,294	–	16,294
Net loss for the period	–	–	–	–	–	–	–	–	(431,939)	(431,939)
Balance as of March 31, 2024	10,366,346	$1,038	53,360,454	$5,336	–	$–	$41,639,772	$18,027	$(52,272,383)	$(10,608,210)

Balance as of January 1, 2023	10,366,346	$1,038	647,561	$65	46,931,433	$4,693	$24,205,131	$(5,043)	$(26,205,029)	$(1,999,145)
Foreign translation adjustment	–	–	–	–	–	–	–	2,837	–	2,837
Net loss for the period	–	–	–	–	–	–	–	–	(516,995)	(516,995)
Balance as of March 31, 2023	10,366,346	$1,038	647,561	$65	46,931,433	$4,693	$24,205,131	$(2,206)	$(26,722,024)	$(2,513,303)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2024	2023

Cash flows from operating activities
Net loss	$(431,939)	$(516,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	11,874	12,556
Revenue received by digital assets	–	(1,647,500)
Expense settled by digital assets	–	1,647,672
Amortization of deferred financing cost	138,505	–
Change in fair value of marketable securities	153,989	–

Change in operating assets and liabilities:
Inventories	–	1,387,500
Prepaid expenses and other current assets	(5,005)	(1,649,704)
Accrued liabilities and other payables	(59,233)	33,001
Accrued consulting and service fee	–	621,060
Net cash used in operating activities	(191,809)	(112,410)

Cash flows from financing activities
Proceeds from issuance of convertible note payable	–	60,000
Advances from related parties	81,671	17,307
Net cash provided by financing activities	81,671	77,307

Foreign currency translation adjustment	(4,788)	754

Net change in cash and cash equivalents	(114,926)	(34,349)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	123,991	99,274

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,065	$64,925

SUPPLEMENTAL DISCLOSURE:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       ORGANIZATION AND BUSINESS BACKGROUND

Marvion Inc. was incorporated in the State of Nevada on March 6, 2008. The Company and its subsidiaries are hereinafter referred to as (the “Company”).

Currently, the Company is principally engaged in the sale and distribution of media and entertainment products in its online platform, as well as the provision of financing, business development solutions & related professional services in Singapore and Hong Kong.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/paid up share capital	Effective interest held

Marvion Holdings Limited (“MHL”)	British Virgin Islands	Investment holding	50,000 ordinary shares at par value of US$1 each	100%

Marvion Private Limited (“MPL”)	Singapore	Corporate management and IT development in Singapore	1,000 ordinary shares for S$1,000	100%

Marvion Group Limited (“MGL”)	British Virgin Islands	Procurement of media and entertainment in Singapore	50,000 ordinary shares at par value of US$1 each	100%

Marvion (Hong Kong) Limited (“MHKL”)	Hong Kong	Corporate management in Hong Kong	1,000 ordinary shares for HK$1,000	100%

Marvion Studios Limited (“MSL”)	Hong Kong	Provision of financing, business development solutions & related professional services	10,000 ordinary shares for HK$10,000	100%

Marvel Multi-dimensions Limited (“MMDL”)	Hong Kong	Provision of research & development, IT and consulting services and treasury management for the Group	10,000 ordinary shares for HK$10,000	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 16, 2024.

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

Basis of consolidation

The unaudited condensed consolidated financial statements include the accounts of MVNC and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

The Company’s cryptocurrencies are deemed to have an indefinite useful life. Therefore amounts are not amortized, but rather are assessed for impairment.

Inventories

Inventory consists of adaptation rights products, which are stated at the lower of cost (first-in, first-out method) or net realizable value. Management regularly reviews inventory on an item-by-item basis and provides an inventory allowance based on excess or obsolete inventory determined primarily by anticipated future demand for our products. Inventory allowance is measured as the difference between the cost of the inventory and market value, based on assumptions about future demand that are inherently difficult to assess. As of March 31, 2024 and December 31, 2023, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Intangible assets

Intangible assets consist of licensed media content, trademarks and trade name. The intangible assets are amortized following the patterns in which the economic benefits are consumed or straight-line over the estimated useful life. The Company periodically reviews the estimated useful lives of these intangible assets and reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will be equal to the excess of the carrying value over the fair value of the asset. There was no impairment of intangible assets identified for the three months ended March 31, 2024 and 2023.

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

Revenue recognition

The Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) using the full retrospective transition method. The Company’s adoption of ASU 2014-09 did not have a material impact on the amount and timing of revenue recognized in its unaudited condensed consolidated financial statements.

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

During the three months ended March 31, 2024 and 2023, the following table shows non-cash transactions by digital assets:

	For the Three Months Ended March 31,
	2024	2023
Revenue earned and received by digital assets	$–	$1,647,500
Cost of revenue paid by digital assets	–	–
Expense paid by digital assets	$–	$(1,647,672)

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

Deferred financing costs

Costs related to the issuance of commitment shares under equity line are deferred as an asset and amortized to interest expense over the life of the related debt, using the straight-line method. As of March 31, 2024, the deferred financing cost of $138,505 was fully charged to the operation.

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended March 31, 2024 and 2023.

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

Translation of amounts from HKD and SGD into US$ has been made at the following exchange rates for the period ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Period-end HKD:US$ exchange rate	0.1277	0.1274
Period average HKD:US$ exchange rate	0.1279	0.1276
Period-end SGD:US$ exchange rate	0.7408	0.7519
Period average SGD:US$ exchange rate	0.7233	0.7504

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

		Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	March 31, 2024	(Level 1)	(Level 2)	(Level 3)

Assets:
Marketable equity securities	$513,298	$513,298	$–	$–

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

The Company has generated a recurring loss of $431,939 during the three months ended March 31, 2024 and incurred the accumulated deficit of $52,272,383 as of March 31, 2024. Expenses are expected to increase in the forthcoming year and cash flows of the Company may not be able to sustain the expansion required. The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its major shareholders. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

4.       REVENUE FROM CONTRACTS WITH CUSTOMERS

The table below presents our revenues by revenue source.

	Three months ended March 31,
	2024	2023

Media and entertainment income:
Sale of licensed IP right and media products	$78,036	$1,647,500
Transaction fee income	14,553	52,198
Total revenues	$92,589	$1,699,698

The table below presents our revenues by geographic areas in which our customers were located.

	Three months ended March 31,
	2024	2023

Hong Kong	$–	$–
Rest of the World	92,589	1,699,698
Total revenues	$92,589	$1,699,698

5.       SHORT-TERM INVESTMENTS

	March 31, 2024	December 31, 2023

Marketable securities, listed in Hong Kong	$513,298	$667,287

Investments in marketable securities are accounted for at fair value with changes in fair value recognized in net income (loss). This investment was listed and publicly traded on Hong Kong Stock Exchange and it is considered as Level 1 in the fair value hierarchy.

As at March 31, 2024, the ownership percentage of the marketable securities, listed in Hong Kong was approximately 4.29%.

6.       PREPAID EXPENSES AND OTHER CURRENT ASSETS

	March 31, 2024	December 31, 2023

Prepayment for technical knowhow license and service	$593,040	$593,040
Other prepayments	111,408	108,676
Other receivables	290	377
	$704,738	$702,093

7.       INTANGIBLE ASSETS

As of March 31, 2024 and December 31, 2023, intangible assets consisted of the following:

	Estimated useful life	March 31, 2024	December 31, 2023

At cost:
Licensed media content	3 years	$145,945	$149,240
Trademarks and trade name	10 years	9,078	9,096
		155,023	158,336
Less: accumulated amortization		(127,637)	(117,731)
		$27,386	$40,605

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

As of March 31, 2024, the estimated amortization expense for intangible assets for each of the succeeding five years and thereafter is as follows:

Twelve months ending March 31:	Amount
2025	$25,206
2026	442
2027	315
2028	310
2029	310
Thereafter	803
Total	$27,386

Amortization of intangible assets was $11,874 and $12,556 for the three months ended March 31, 2024 and 2023, respectively.

8.       ACCRUED CONSULTING AND SERVICE FEE

For the three months ended March 31, 2024 and 2023, the Company agreed to compensate certain business or professional service providers, which rendered IT development service, sale and marketing service, corporate development service and administrative service. As at March 31, 2024 and December 31, 2023, these consulting and service fees totaled $2,152,007 and $2,154,106 respectively and the Company will issue shares in lieu of services rendered, of which the number of shares to be issued are determined at the later date.

9.       AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary advances to the Company’s directors and companies which are controlled by a director of the Company for working capital purpose. These balances were unsecured, interest-free and had no fixed terms of repayments. The related parties balance was $2,051,506 and $1,987,162 as of March 31, 2024 and December 31, 2023, respectively.

10.       STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock

As of March 31, 2024 and December 31, 2023, the Company’s authorized shares were 30,000,000,000 shares of preferred stock, with a par value of $0.0001.

As of March 31, 2024 and December 31, 2023, the Company had 10,000,000 and 10,000,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of March 31, 2024 and December 31, 2023, the Company had 366,346 and 366,346 shares of Series B Preferred Stock issued and outstanding, respectively.

As of March 31, 2024 and December 31, 2023, the Company had 1 and 1 share of Series C Preferred Stock issued and outstanding, respectively.

Common stock

As of March 31, 2024 and December 31, 2023, the Company’s authorized shares were 270,000,000,000 shares of common stock, with a par value of $0.0001.

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

On January 5, 2024, the Company issued 2,764,009 shares of common stock to consultants which rendered IT development service, sale and marketing service, corporate development service and administrative service.

On March 11, 2024, the Company filed its Restated Articles of Incorporation with the Nevada Secretary of State (the “Articles of Incorporation”) to effect a 1-for-3000 reverse stock split of its issued and outstanding Common Stock (the “Reverse Stock Split”) which was approved by the Company’s stockholders at a special meeting in lieu of annual meeting held on February 29, 2023, and issue to all shareholders that directly as a result of the Reverse Stock Split would hold less than 100 shares of common stock of the Company (each, an “Affected Shareholder”) such number of additional shares of common stock so that each Affected Shareholder shall hold 100 shares of common stock of the Company after the Reverse Stock Split. On May 8, 2024, the Reverse Stock Split became effective upon the approval from FINRA.

All share and per share data throughout these unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the reverse share splits in this Form 10-Q. The total number of authorized common shares did not change.

As of March 31, 2024 and December 31, 2023, the Company had 53,360,166 and 50,596,157 shares of common stock issued and outstanding, respectively.

Common stock to be issued

As of March 31, 2024 and December 31, 2023, the Company had 0 and 2,764,009 shares of its common stock committed to be issued but pending to be consummated, respectively.

For the three months ended March 31, 2024, 2,764,009 shares of common stock are issued.

11.    NET LOSS PER SHARE

As the Company has net losses for the three months ended March 31, 2024 and 2023, all potential common shares were deemed to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share (in dollars, except share data):

	Three months ended March 31,
	2024	2023

Net loss attributable to common shareholders	$(431,939)	$(516,995)

Weighted average common shares outstanding – Basic and diluted(1)	50,463,869	647,561

Net loss per share – Basic and diluted #	$(0.00)	$(0.00)

#	Basic and diluted net loss per share was less than $0.01

The following table presents the computation of weighted average common shares outstanding is derived after having taken into account of common stock that is committed but yet to be issued as follows:

	Three months ended March 31,
	2024	2023

Weighted average common shares outstanding – Basic	$50,463,869	$647,561
Common stock committed but yet to be issued (1)	–	46,931,432
Weighted average common shares outstanding under if-converted method for Basic and Diluted	$50,463,869	$47,578,993

(1)	The common stock committed but yet to be issued has been excluded from the computation of the diluted net loss per common stock for the three months ended March 31, 2023, because including them would have been anti-dilutive.

12.       INCOME TAX

For the three months ended March 31, 2024 and 2023, the local (“United States of America”) and foreign tax regime incurred loss before income taxes, which comprised of the following:

	For the Three Months Ended March 31,
	2024	2023
Tax jurisdiction from:
- Local	$(202,182)	$(124,306)
- Foreign, including		–
British Virgin Islands	(165,772)	(13)
Singapore	(62,971)	(392,348)
Hong Kong	(1,014)	(328)
Loss before income taxes	$(431,939)	$(516,995)

The provision for income taxes consisted of the following:

For the Three Months Ended March 31,
	2024	2023
Current:
- Local	$–	$–
- Foreign	–	–

Deferred:
- Local	–	–
- Foreign	–	–
Income tax expense	$–	$–

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company has operations in Hong Kong and Singapore that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

MVNC is registered in the State of Nevada and is subject to the tax laws of United States of America. The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the periods presented. Deferred tax asset is not provided for as the tax losses may not be able to carry forward after a change in substantial ownership of the Company.

For the three months ended March 31, 2024 and 2023, there were no operating income.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Singapore

MPL registered in the Republic of Singapore is subject to the tax laws of Singapore. A subsidiary incorporated in BVI is registered as a branch in Singapore for operating purpose and is also subject to tax in the Republic of Singapore.

As at March 31, 2024, the operation in the Singapore incurred $36,288,885 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating losses carryforward have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $6,169,110 on the expected future tax benefits from the net operating loss (“NOL”) carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s subsidiaries operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current period, after deducting a tax concession for the tax year. For the three months ended March 31, 2024, the operation in Hong Kong generated an operating loss of $1,014.

The following table sets forth the significant components of the deferred tax assets of the Company as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Deferred tax assets:
NOL – US tax regime	$285,659	$243,200
NOL – British Virgin Islands regime		–
NOL – Hong Kong tax regime	8,639	8,509
NOL – Singapore tax regime	6,169,110	6,160,661
	6,463,408	6,412,370
Less: valuation allowance	(6,463,408)	(6,412,370)
Deferred tax assets, net	$–	$–

As of March 31, 2024 and December 31, 2023, the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to income taxes would be classified as a component of the provision for income taxes in the consolidated statements of operations. The Company does not expect any significant change in its uncertain tax positions in the next twelve months.

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

During the three months ended March 31, 2024 and 2023, the Company paid the aggregate amount of $0 and $75,000 as consultancy fees to its director, respectively.

During the three months ended March 31, 2024 and 2023, the Company paid the aggregate amount of $0 and $30,000 as compensation to its directors, respectively.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

14.    CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended March 31, 2024, there was no single customer who accounted for 10% or more of the Company’s revenues

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

15.     COMMITMENTS AND CONTINGENCIES

Commitments

As of March 31, 2024, the Company is committed to the below contractual agreement.

Leases

As of March 31, 2024, the Company had a virtual office service agreement for its corporate office. The lease contains the renewal option and will expire on 24 September 2024.

Other contractual commitments

•	Williamsburg Venture Holdings, LLC

On April 1, 2022, the Company entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC (“Investor”), a Nevada limited liability company, pursuant to which the Investor agreed to invest up to Twenty Million Dollars ($20,000,000) in the Company’s common stock in accordance with the terms and conditions stated within the Equity Purchase Agreement dated April 1, 2022, and no later than February 24, 2025, by and between the Company and the Investor (the “Equity Purchase Agreement”). During the term, the Company shall be entitled to put to the Investor, and the Investor shall be obligated to purchase, such number of shares of the Company’s common stock and at such price as are determined in accordance with the Equity Purchase Agreement. The per share purchase price for the Williamsburg Put Shares will be equal to 88% of the lowest traded price of the Common Stock on the principal market during the five (5) consecutive trading days immediately preceding the date which Williamsburg received the Williamsburg Put Shares as DWAC Shares in its brokerage account (as reported by Bloomberg Finance L.P., Quotestream, or other reputable source). In connection with the Equity Purchase Agreement, both parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register with the SEC the common stock issuable under the Equity Purchase Agreement, among other securities. As of March 31, 2024, the remaining balance for Equity Purchase from the Investor was $19,743,350.

Apart from these commitments, the Company has no other material commitments or contingencies, as of March 31, 2024.

16.     SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2024, up through the date the Company issued the consolidated financial statements. The Company had no material recognizable subsequent events since March 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in the report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors. See “Cautionary Note Concerning Forward-Looking Statements” on page 9.

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

Unless indicated otherwise, throughout this Quarterly Report on Form 10-Q, we refer to Marvion Inc. and its consolidated subsidiaries, as “MVNC,” “we,” “us” and “our.”

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

Media and Entertainment Segment: We currently derive revenue from the sale of DOTs on our MetaStudio [https://www.marvion.media/], which is operated through our subsidiary, Marvion Group Limited. Our DOTs are part of our IP Remake License initiative, whereby consumers are able to purchase DOTs on our MetaStudio [https://www.marvion.media/] with the licence to remake movies sequels, series, digital games etc. For the three months ended March 31, 2024, we generated $92,589 in revenue from this business segment. We intend to continue to focus on growing this business segment over the next 12 months. In this respect, we hope to become the largest global marketplace for such licenses thereby providing easy access for professionals and amateurs to exploit existing intellectual property.

Business Consulting Segment: We expect to provide business consulting services through Marvion Studio Limited (“Marvion Studio”). During the three months ended March 31, 2024, we did not generate any revenue from this segment.

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

In achieving our business objectives, we rely on third party blockchain platforms to complete our services. Because we are dependent on third party providers to support certain aspects of our business activities, any interruptions in services by these third parties may impair our ability to service our clients. Please see “Risk Factors- We rely on third-party service providers and partners for certain aspects of our operations, and any interruptions in services provided by these third parties may impair our ability to support our users.” set forth in the Annual Report. Our solutions, however, are blockchain independent in that we do not rely specific on a single blockchain provider to complete our service solutions but may switch our media to different blockchain services on an as needed basis. We currently have no plans to develop or maintain our own blockchain and intend to focus on providing business solutions.

Other Events

On January 17, 2023, the Company amended its Articles of Incorporation filed with the Nevada Secretary of State (the “Articles of Incorporation”) to change the Company’s name to Marvion Inc. and to increase the Company’s authorized capital from 2,000,000,000 to 300,000,000,000 shares, consisting of 270,000,000,000 shares of common stock, par value $0.0001, and 30,000,000,000 shares of preferred stock, par value $0.0001.

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

On April 14, 2022, the Company, through its subsidiary, Marvion Private Limited, entered into an Intellectual Property Sale and Purchase Agreement (the “EA SPA”) with Euro Amazing Limited, a limited liability company organized under the laws of Hong Kong, pursuant to which the Company agreed to acquire a perpetual worldwide license for ten (10) categories of adaptation rights to twenty (20) movies in consideration of 775,194 shares of our common stock, at a valuation of $0.0043 per share, equivalent to total consideration price of $10,000,000. These shares were issued on April 11, 2023. On May 23, 2022, Marvion Private Limited and Euro Amazing Limited signed an addendum and agreed to replace certain movies in the EA SPA with other movies.

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

The Company entered into a Share Swap Agreement with China Information Technology Development Limited (Stock Code: 8178.HK), a company listed in the Stock Exchange of Hong Kong Limited (“CITD”), pursuant to which the Company agreed to acquire 26,520,386 Ordinary Shares of CITD, constituting approximately 5.15% of the issued share capital of CITD and approximately 4.9% of the enlarged issued share capital of CITD, in consideration of 218,574,618 shares of the Company’s common stock, constituting approximately 11.25% of the issued and outstanding common stock of the Company and approximately 0.153% of the Company’s issued and outstanding common stock and common stock committed to be issued, in accordance with the terms and conditions of the Share Swap Agreement, dated October 25, 2022, by and between the Company and CITD (the “Share Swap Agreement”). The share swap transaction contemplated in the Share Swap Agreement was completed on April 11, 2023.

The foregoing description of the Share Swap Agreement is qualified in its entirety by reference to such agreement which is filed as Exhibit 10.8 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

On March 11, 2024, the Company filed an amendment to its Articles of Incorporation to effect a 1-for-3000 reverse stock split of its issued and outstanding Common Stock (the “Reverse Stock Split”). In addition, the Company issued to all shareholders that directly as a result of the Reverse Stock Split would hold less than 100 shares of common stock of the Company (each, an “Affected Shareholder”) such number of additional shares of common stock so that each Affected Shareholder would hold 100 shares of common stock of the Company after the Reverse Stock Split. The Reverse Stock Split became effective on May 8, 2024.

Our corporate organization chart is below:

Marvion Inc.

Group Chart

(as at December 31, 2023)

Marvion Inc.
(Nevada)
(US OTC: MVNC)
100%
Marvion Holdings Limited
(British Virgin Islands)
100%
Marvion Private Limited
(Singapore)
100%
Marvel Multi-dimensions Limited
(Hong Kong)
100%
Marvion Group Limited
(British Virgin Islands)
100%
Marvion Studios Limited
(Hong Kong)
100%
Marvion (Hong Kong) Limited
(Hong Kong)

Results of Operations.

During the three months ended March 31, 2024 and 2023, our strategic business and management advisory services segment generated revenue of $0 and $0, respectively, and our sale and distribution of the licensed IP right and media content products embedded with DOT solution business segment generated revenue of $92,589 and $1,699,698, respectively. The Company accepts payment for services in the form of select and liquid digital assets, but does not hold digital assets as an investment. Such digital assets should be converted into fiat currency or stable digital currency after receipt, subject to the factors include but not limited to currency fluctuations, government policies, exchange control regulations, and general economic market condition.

We are a development stage company and reported a net loss of $431,939 and $516,995 for the three months ended March 31, 2024 and 2023, respectively. We had current assets of $9,007,747 and current liabilities of $19,643,343 as of March 31, 2024. As of December 31, 2023, our current assets were $9,274,019 and current liabilities were $19,645,694.

We have prepared our unaudited condensed consolidated financial statements for the three months ended December 31, 2024 and 2023 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

Three Months Ended March 31, 2024 compared to Three Months Ended March 31, 2023

The following table sets forth selected financial information from our statements of comprehensive income for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023

Revenues:	$92,589	$1,699,698
Cost of revenues:	(70,157)	(1,402,117)
Gross profit	22,432	297,581
Operating expenses:
Technology and development expenses	(26,978)	(134,129)
Sales and marketing expenses	(3,230)	(190,649)
Corporate development expenses	–	(45,000)
General and administrative expenses	(131,545)	(445,061)
Total operating expenses	(161,753)	(814,839)
Loss from operations	(139,321)	(517,258)
Other (expense) income, net	(292,618)	263
Loss before income taxes	(431,939)	(516,995)
Income tax expense	–	–
Net loss	$(431,939)	$(516,995)

Revenues

During the three months ended March 31, 2024, and 2023, there was no single customer who accounted for 10% or more of the Company’s revenues.

During the three months ended March 31, 2024, and 2023, we generated $92,589 and $1,699,698 from our media and entertainment business segment, representing a decrease of $1,607,109 or approximately 94% as compared with the same period ended March 31, 2023, The decrease was primarily due to a corporate restructuring that resulted in the removal of our sales team in Singapore, which lead to a decrease in revenue attributable to the sale of licensed IP rights and media products.

Cost of Revenues

Cost of revenues of $70,157 for the three months ended March 31, 2024 consisted primarily of the cost of intellectual property licenses and amortization on licensed media content. The amortization cost incurred in relation to the licensed media content of Forensic Psychologist was $11,874. The decrease in cost of revenues as compared to the cost of revenues for the same period ended March 31, 2023, is attributable to our decrease in revenues.

Cost of revenues of $1,402,117 for the three months ended March 31, 2023 consisted primarily of the cost of intellectual property licenses and amortization on licensed media content. The amortization cost incurred in relation to the licensed media content of Forensic Psychologist was $12,319.

Gross Profit

We achieved a gross profit of $22,432 and $297,581 for the three months ended March 31, 2024 and 2023, respectively. The decrease in gross profit is attributable to a decrease in revenue of sale of licensed IP right and media products.

Operating Expenses:

Technology and Development Expenses: Technology and development expenses for the three months ended March 31, 2024, and 2023, were $26,978 and $134,129, respectively, representing a decrease of $107,151, or approximately 80%. The decrease is primarily attributable to the decrease in IT and metaverse development expenses resulting from a change in the payment terms of its consultancy contract from a quarterly basis to a half year basis.

Sales and Marketing Expenses: Sales and marketing expenses for the three months ended March 31, 2024, and 2023, were $3,230 and $190,649, respectively, representing a decrease of $187,419, or approximately 98%. The decrease is attributable primarily to the decrease in (i) non-cash consultancy expenses charged by consultants for marketing events for Media and Entertainment segment, and (iii) marketing expenses for social media marketing. The decrease was due to a change in the payment terms of its consultancy contract from a quarterly basis to a half year basis. Sales and marketing expenses of $190,649 for the three months ended March 31, 2023 primarily include costs related to consultancy expenses, management service fee, public relations, advertising and marketing programs, and personnel-related expenses.

Corporate Development Expenses: Corporate development expenses of $0 and $45,000 for the three months ended March 31, 2024 and 2023, respectively, primarily include personnel-related expenses incurred to support our corporate development. The decrease was due to a change in the payment terms of its consultancy contract from a quarterly basis to a half year basis.

General and Administrative Expenses (“G&A”): General and administrative expenses of $131,545 and $445,061 for the three months ended March 31, 2024, and 2023, respectively, primarily include (i) non-cash consultancy expenses charged by consultants for rendered in general and administrative function for Media and Entertainment segment, including legal, finance, executive and other support operations, and (ii) directors’ remuneration charged by the director and former director of the Company. The decrease was due to a change in the payment terms of its consultancy contract from a quarterly basis to a half year basis.

Liquidity and Capital Resources

Working Capital

As of March 31, 2024, we had cash and cash equivalents of $9,065, digital assets of $10,646, equity investment of $513,298, inventory of $7,770,000 and prepaid expenses and other current assets of $704,738.

As of December 31, 2023, we had cash and cash equivalents of $123,991, digital assets of $10,648, inventories of 7,770,000, short-term investments of $667,287 and prepaid expenses and other current assets of $702.096.

As of March 31, 2024 and December 31, 2023, we had working capital deficit of $10,635,596 and $10,371,675, respectively.

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

The following summarizes the key component of our cash flows for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2023	2023
Net cash used in operating activities	$(191,809)	$(112,410)
Net cash used in investing activity	$–	$–
Net cash provided by financing activities	$81,671	$77,307

Net Cash Used In Operating Activities

For the three months ended March 31, 2024, net cash used in operating activities was $191,809, which consisted primarily of a net loss of $431,939, offset by an increase in prepaid expenses and other current assets of $5,005, a decrease in accrued liabilities and other payables of $59,233, and adjusted for non-cash items such as amortization of intangible assets of $11,874, amortisation of deferred financing cost of $138,505 and fair value change of listed equity securities of $153,989.

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

Net Cash Used In Investing Activity

No investing activity incurred for the three months ended March 31, 2024 and 2023.

Net Cash Provided by Financing Activity

For the three months ended March 31, 2024, net cash provided by financing activity was $81,671, which consisted of advances from related parties of $81,671 as follows:

Related parties	Related parties’ relationship	Advance from / (to) $
Cosmos Group Holdings Inc.	Shareholder is Lee Ying Chiu Herbert	(161)
Coinllectibles Private Limited	Lee Ying Chiu Herbert is the shareholder of its parent.	(739)
Marvel Digital limited	Lee Ying Chiu Herbert is the shareholder of its parent.	58,281
Marvel Finance Limited	Shareholder and director is Lee Ying Chiu Herbert	100,249
Oakridge (Hong Kong) Corporation Limited	Shareholder is Lee Ying Chiu Herbert	1,006
Superplatform Limited	Shareholder is Lee Ying Chiu Herbert	(77,735)
Xtreme Business Enterprises Limited	Shareholder is Lee Ying Chiu Herbert	770

All advances are repayable on demand and interest-free.

For the three months ended March 31, 2023, net cash provided by financing activity was $77,307, which consisted of advances from related parties of $17,307 and proceeds from a convertible note payable in the principal amount of $60,000 as follows:

Related parties	Related parties’ relationship	Advance from / (to) $
Coinllectibles (HK) Limited	Lee Ying Chiu Herbert is the shareholder of its parent.	(889)
Coinllectibles Limited	Shareholder is Lee Ying Chiu Herbert	2,134
Cosmos Group Holdings Inc.	Shareholder is Lee Ying Chiu Herbert	(444)
Grand Town Development Limited	Director is Lee Ying Chiu Herbert	40,913
Marvel Finance Limited	Shareholder and director is Lee Ying Chiu Herbert	(31,944)
Xtreme Business Enterprises Limited	Shareholder is Lee Ying Chiu Herbert	7,537

All advances were repayable on demand and interest-free. The convertible note was issued at 0.02 per share for conversion into common shares .

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Contractual Obligations and Commercial Commitments

We had no contractual obligations and commercial commitments as of March 31, 2024.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not changed since December 31, 2023. For a detailed description of the critical accounting policies and estimates of the Company, please refer to “Critical Accounting Policies and Estimates” included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report on From 10-K.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were effective as of March 31, 2024.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended March 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

MARVION INC.

Date: May 20, 2024	By:	/s/ Man Chung CHAN
Name: Man Chung CHAN
Title: Chief Executive Officer and Chief Financial Officer

