Form 10-Q
period 2024-06-30
Marvion Inc.
filed 2024-08-14
CIK 1439264

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 29, 2024, the Company had outstanding 54,355,661 shares of common stock.

MARVION INC.

QUARTERLY REPORT

FOR THE QUARTER ENDED JUNE 30, 2024

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MARVION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2024	December 31, 2023
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$7,177	$123,991
Digital assets, net	10,646	10,648
Inventories, net	7,770,611	7,770,000
Short-term investments	386,684	667,287
Prepaid expenses and other current assets	699,704	702,093
Total current assets	8,874,822	9,274,019

Non-current assets:
Deferred financing cost, net	–	138,505
Intangible assets, net	14,953	40,605
Total non-current assets	14,953	179,110

TOTAL ASSETS	$8,889,775	$9,453,129

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and other payables	$15,271,193	$15,334,410
Accrued consulting and service fee	3,614,412	2,154,106
Amounts due to related parties	2,152,080	1,987,162
Convertible note payable	170,000	170,000
Promissory note payable	16	16
Total current liabilities	21,207,701	19,645,694

TOTAL LIABILITIES	21,207,701	19,645,694

Commitments and contingencies	–	–

Shareholders’ deficit:
Preferred stock, par value $0.0001, 30,000,000,000 shares authorized, 18,999,999 and 18,999,999 shares undesignated as of June 30, 2024 and December 31, 2023, respectively	–	–
Preferred stock, Series A, par value $0.0001, 10,000,000 shares designated, 10,000,000 and 10,000,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,000	1,000
Preferred stock, Series B, par value $0.0001, 1,000,000 shares designated, 366,346 and 366,346 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	37	37
Preferred stock, Series C, par value $0.001, 1 share designated, 1 and 1 share issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1	1
Common stock, par value $0.0001, 270,000,000,000 shares authorized, 54,355,661 and 50,596,157 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively #	5,336	5,060
Common stock to be issued, $0.0001 par value, 0 shares and 2,764,009 shares as of June 30, 2024 and December 31, 2023, respectively #	–	276
Additional paid-in capital	41,639,772	41,639,772
Accumulated other comprehensive income (loss)	22,385	1,733
Accumulated deficit	(53,986,457)	(51,840,444)
Total shareholders’ deficit	(12,317,926)	(10,192,565)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$8,889,775	$9,453,129

#	The shares amounts are presented on a retroactive basis, after the effect of Reverse Stock Split (see Note 10).

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Revenues	$645	$3,858,012	$93,234	$5,557,710
Cost of revenues	(12,503)	(12,626)	(82,660)	(1,414,743)
Gross (loss) profit	(11,858)	3,845,386	10,574	4,142,967

Operating expenses:
Technology and development expenses	(227,894)	(7,652,739)	(254,872)	(7,786,868)
Sales and marketing expenses	(443,930)	(892,340)	(447,160)	(1,082,989)
Corporate development expenses	(249,000)	(1,851,000)	(249,000)	(1,896,000)
General and administrative expenses	(654,127)	(603,472)	(785,672)	(1,048,533)
Impairment loss of digital assets	(1)	(23)	(1)	(23)
Total operating expenses	(1,574,952)	(10,999,574)	(1,736,705)	(11,814,413)
Loss from operations	(1,586,810)	(7,154,188)	(1,726,131)	(7,671,446)

Other income (expense):
Amortization of deferred financing costs	–	(57,611)	(138,505)	(57,611)
Change in fair value of marketable securities	(126,614)	(170,003)	(280,603)	(170,003)
Interest expense	(650)	–	(774)	–
Other income	–	55	–	318
Total other income (expense)	(127,264)	(227,559)	(419,882)	(227,296)
Loss before income taxes	(1,714,074)	(7,381,747)	(2,146,013)	(7,898,742)
Income tax credit	–	–	–	–
Net loss	(1,714,074)	(7,381,747)	(2,146,013)	(7,898,742)

Other comprehensive income:
Foreign currency adjustment gain	4,358	22,097	20,652	24,934
Comprehensive loss	$(1,709,716)	$(7,359,650)	$(2,125,361)	$(7,873,808)

Net loss per share:
Basic (1)	$(0.04)	$(7.15)	$(0.02)	$(7.65)
Diluted (1)	$(0.04)	$(7.15)	$(0.02)	$(7.65)

Weighted average common shares outstanding:
Basic #	38,337,971	1,032,261	96,634,911	1,032,261
Diluted #	38,337,971	1,032,261	96,634,911	1,032,261

(1)	Less than $0.001

#	The shares amounts are presented on a retroactive basis, after the effect of Reverse Stock Split (see Note 10).

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred stock		Common stock		Common stock to be issued		Additional	Accumulated other comprehensive		Total ’
	No. of shares	Amount	No. of shares #	Amount	No. of shares	Amount	paid-in capital	income (loss)	Accumulated deficit	shareholders’ deficit

For the Three and Six Months Ended June 30, 2024
Balance as of December 31, 2023	10,366,346	$1,038	50,596,157	$5,060	2,764,009	$276	$41,639,772	$1,733	$(51,840,444)	$(10,192,565)
Shares issued to consultants	–	–	2,764,009	276	(2,764,009)	(276)	–	–	–	–
Fractional shares per reverse split	–	–	288	–	–	–	–	–	–	–
Foreign translation adjustment	–	–	–	–	–	–	–	16,294	–	16,294
Net loss for the period	–	–	–	–	–	–	–	–	(431,939)	(431,939)
Balance as of March 31, 2024	10,366,346	1,038	53,360,454	5,336	–	–	41,639,772	18,027	(52,272,383)	(10,608,210)
Fractional shares per reverse split	–	–	995,207	–	–	–	–	–	–	–
Foreign translation adjustment	–	–	–	–	–	–	–	4,358	–	4,358
Net loss for the period	–	–	–	–	–	–	–	–	(1,714,074)	(1,714,074)
Balance as of June 30, 2024	10,366,346	$1,038	54,355,661	$5,336	–	$–	$41,639,772	$22,385	$(53,986,457)	$(12,317,926)

For the Three and Six Months Ended June 30, 2023
Balance as of December 31, 2022	10,366,346	$1,038	647,561	$65	46,931,433	$4,693	$24,205,131	$(5,043)	$(26,205,029)	$(1,999,145)
Foreign translation adjustment	–	–	–	–	–	–	–	2,837	–	2,837
Net loss for the period	–	–	–	–	–	–	–	–	(516,995)	(516,995)
Balance as of March 31, 2023	10,366,346	1,038	647,561	65	46,931,433	4,693	24,205,131	(2,206)	(26,722,024)	(2,513,303)
Shares issued as commitment shares	–	–	22,333	2	–	–	80,398	–	–	80,400
Shares issued under share swap agreement	–	–	72,858	7	–	–	897,606	–	–	897,613
Shares issued under Share Exchange Agreement in prior years	–	–	775,194	78	(775,194)	(78)	–	–	–	–
Foreign translation adjustment	–	–	–	–	–	–	–	22,097	–	22,097
Net loss for the period	–	–	–	–	–	–	–	–	(7,381,747)	(7,381,747)
Balance as of June 30, 2023	10,366,346	$1,038	1,517,946	$152	46,156,239	$4,615	$25,183,135	$19,891	$(34,103,771)	$(8,894,940)

#	The shares amounts are presented on a retroactive basis, after the effect of Reverse Stock Split (see Note 10).

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,146,013)	$(7,898,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	24,377	24,992
Amortization of deferred financing cost	138,505	57,611
Written off intangible assets	–	5,434
Digital assets received as revenue	–	(5,418,542)
Impairment loss of digital assets	–	23
Change in fair value of marketable securities	280,603	170,003
Cost of inventories (non-cash)	–	5,417,972

Change in operating assets and liabilities:
Inventories	(611)	1,387,500
Prepaid expenses and other current assets	(382)	(193,719)
Accrued liabilities and other payable	(60,015)	1,514,484
Accrued consulting and service fee	1,463,387	4,700,859
Income tax payable	–	(1,265)
Net cash used in operating activities	(300,149)	(233,390)

Cash flows from financing activities:
Proceeds from issuance of convertible note payable	–	160,000
Advance from related parties	183,457	162,222
Net cash provided by financing activities	183,457	322,222

Effect of exchange rate on cash and cash equivalents	(122)	1,746
Net change in cash and cash equivalents	(116,814)	90,578
Cash and cash equivalents at beginning of the period	123,991	99,274
Cash and cash equivalents at end of the period	$7,177	$189,852

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued under share swap agreement in exchange of marketable securities	$–	$897,613

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the period ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 16, 2024.

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

Inventories

Inventory consists of adaptation rights products, which are stated at the lower of cost (first-in, first-out method) or net realizable value. Management regularly reviews inventory on an item-by-item basis and provides an inventory allowance based on excess or obsolete inventory determined primarily by anticipated future demand for our products. Inventory allowance is measured as the difference between the cost of the inventory and market value, based on assumptions about future demand that are inherently difficult to assess. As of June 30, 2024 and December 31, 2023, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Intangible assets

Intangible assets consist of licensed media content, trademarks and trade name. The intangible assets are amortized following the patterns in which the economic benefits are consumed or straight-line over the estimated useful life. The Company periodically reviews the estimated useful lives of these intangible assets and reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will be equal to the excess of the carrying value over the fair value of the asset. There was no impairment of intangible assets identified for the three and six months ended June 30, 2024 and 2023.

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

During the six months ended June 30, 2024 and 2023, the following table shows non-cash transactions by digital assets:

	For the Six Months Ended June 30,
	2024	2023
Revenue earned and received by digital assets	$–	$5,557,710
Cost of revenue paid by digital assets	–	–
Expense paid by digital assets	–	(5,417,972)

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

Deferred financing costs

Costs related to the issuance of commitment shares under equity line are deferred as an asset and amortized to interest expense over the life of the related debt, using the straight-line method. As of June 30, 2024, the deferred financing cost of $138,505 was fully charged to the operation.

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the six months ended June 30, 2024 and 2023.

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

Translation of amounts from HKD and SGD into US$ has been made at the following exchange rates for the period ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Period-end HKD:US$ exchange rate	0.1281	0.1276
Period average HKD:US$ exchange rate	0.1279	0.1276
Period-end SGD:US$ exchange rate	0.7377	0.7391
Period average SGD:US$ exchange rate	0.7424	0.7484

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

		Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	June 30, 2024	(Level 1)	(Level 2)	(Level 3)

Assets:
Marketable equity securities	$386,684	$386,684	$–	$–

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

The Company has generated a recurring loss of $2,146,013 during the six months ended June 30, 2024 and incurred the accumulated deficit of $53,986,457 as of June 30, 2024. Expenses are expected to increase in the forthcoming year and cash flows of the Company may not be able to sustain the expansion required. The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its major shareholders. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

4.       REVENUE FROM CONTRACTS WITH CUSTOMERS

The table below presents our revenues by revenue source.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Media and entertainment income:
Sale of licensed IP right and media products	$8	$3,771,000	$78,044	$5,418,500
Transaction fee income	637	87,012	15,190	139,210
Total revenues	$645	$3,858,012	$93,234	$5,557,710

The table below presents our revenues by geographic areas in which our customers were located.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Hong Kong	$–	$–	$–	$–
Rest of the World	645	3,858,012	93,234	5,557,710
Total revenues	$645	$3,858,012	$93,234	$5,557,710

5.       SHORT-TERM INVESTMENTS

	June 30, 2024	December 31, 2023

Marketable securities, listed in Hong Kong	$386,684	$667,287

Investments in marketable securities are accounted for at fair value with changes in fair value recognized in net income (loss). This investment was listed and publicly traded on Hong Kong Stock Exchange and it is considered as Level 1 in the fair value hierarchy.

As at June 30, 2024, the ownership percentage of the marketable securities, listed in Hong Kong was approximately 4.29%.

6.       PREPAID EXPENSES AND OTHER CURRENT ASSETS

	June 30, 2024	December 31, 2023

Prepayment for technical knowhow license and service	$593,040	$593,040
Other prepayments	106,274	108,676
Other receivables	390	377
	$699,704	$702,093

7.       INTANGIBLE ASSETS

As of June 30, 2024 and December 31, 2023, intangible assets consisted of the following:

	Estimated useful life	June 30, 2024	December 31, 2023

At cost:
Licensed media content	3 years	$145,332	$149,240
Trademarks and trade name	10 years	9,101	9,096
		154,433	158,336
Less: accumulated amortization		(139,480)	(117,731)
		$14,953	$40,605

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

As of June 30, 2024, the estimated amortization expense for intangible assets for each of the succeeding five years and thereafter is as follows:

Twelve months ending June 30:	Amount
2025	$12,890
2026	403
2027	311
2028	311
2029	311
Thereafter	727
Total	$14,953

Amortization of intangible assets was $12,503 and $12,436 for the three months ended June 30, 2024 and 2023, respectively.

Amortization of intangible assets was $24,377 and $24,992 for the six months ended June 30, 2024 and 2023, respectively.

8.       ACCRUED CONSULTING AND SERVICE FEE

For the six months ended June 30, 2024 and 2023, the Company agreed to compensate certain business or professional service providers, which rendered IT development service, sale and marketing service, corporate development service and administrative service. As at June 30, 2024 and December 31, 2023, these consulting and service fees totaled $3,614,412 and $2,154,106, respectively and the Company will issue shares in lieu of services rendered, of which the number of shares to be issued are determined at the later date.

9.       AMOUNTS DUE TO RELATED PARTIES

The amounts represented temporary advances to the Company’s directors and companies which are controlled by a director of the Company for working capital purpose. These balances were unsecured, interest-free and had no fixed terms of repayments. The related parties balance was $2,152,080 and $1,987,162 as of June 30, 2024 and December 31, 2023, respectively.

10.       STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock

As of June 30, 2024 and December 31, 2023, the Company’s authorized shares were 30,000,000,000 shares of preferred stock, with a par value of $0.0001.

As of June 30, 2024 and December 31, 2023, the Company had 10,000,000 and 10,000,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of June 30, 2024 and December 31, 2023, the Company had 366,346 and 366,346 shares of Series B Preferred Stock issued and outstanding, respectively.

As of June 30, 2024 and December 31, 2023, the Company had 1 and 1 share of Series C Preferred Stock issued and outstanding, respectively.

Common stock

As of June 30, 2024 and December 31, 2023, the Company’s authorized shares were 270,000,000,000 shares of common stock, with a par value of $0.0001.

On January 5, 2024, the Company issued 2,764,009 shares of common stock to consultants which rendered IT development service, sale and marketing service, corporate development service and administrative service, as accrued in the prior periods.

On March 11, 2024, the Company filed its Restated Articles of Incorporation with the Nevada Secretary of State (the “Articles of Incorporation”) to effect a 1-for-3000 reverse stock split of its issued and outstanding Common Stock (the “Reverse Stock Split”) which was approved by the Company’s stockholders at a special meeting in lieu of annual meeting held on February 29, 2023, and issue to all shareholders that directly as a result of the Reverse Stock Split would hold less than 100 shares of common stock of the Company (each, an “Affected Shareholder”) such number of additional shares of common stock so that each Affected Shareholder shall hold 100 shares of common stock of the Company after the Reverse Stock Split, with additional 995,207 fractional shares. On May 8, 2024, the Reverse Stock Split became effective upon the approval from FINRA.

All share and per share data throughout these unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the reverse share splits in this Form 10-Q. The total number of authorized common shares did not change.

As of June 30, 2024 and December 31, 2023, the Company had 54,355,661 and 50,596,157 shares of common stock issued and outstanding, respectively.

11.    NET LOSS PER SHARE

As the Company has net losses for the three and six months ended June 30, 2024 and 2023, all potential common shares were deemed to be anti-dilutive. The following table sets forth the computation of the basic and diluted net loss per share (in dollars, except share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net loss attributable to common stockholders	$(1,714,074)	$(7,381,747)	$(2,146,013)	$(7,898,742)

Weighted average common shares outstanding:
Basic	38,337,971	1,032,261	96,634,911	1,032,261
Diluted	38,337,971	1,032,261	96,634,911	1,032,261

Net loss per share:
Basic #	$(0.04)	$(7.15)	$(0.02)	$(7.65)
Diluted #	$(0.04)	$(7.15)	$(0.02)	$(7.65)

#	Basic and diluted net loss per share was less than $0.01

The following table presents the computation of weighted average common shares outstanding is derived after having taken into account of common stock that is committed but yet to be issued as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average common shares outstanding – Basic and Diluted	38,337,971	1,032,261	96,634,911	1,032,261
Common stock committed but yet to be issued (1)	–	46,156,239	–	46,156,239
Weighted average common shares outstanding under if-converted method for Basic and Diluted	38,337,971	47,188,500	96,634,911	47,188,500

(1)	The common stock committed but yet to be issued has been excluded from the computation of the diluted net loss per common stock for the three and six months ended June 30, 2024 and 2023, because including them would have been anti-dilutive.

The shares amounts are presented on a retroactive basis, after the effect of Reverse Stock Split (see Note 10).

12.       INCOME TAX

For the six months ended June 30, 2024 and 2023, the local (“United States of America”) and foreign tax regime incurred loss before income taxes, which comprised of the following:

	For the Six Months Ended June 30,
	2024	2023
Tax jurisdiction from:
- Local	$(311,853)	$(295,312)
- Foreign, including		–
British Virgin Islands	(322,464)	(293)
Singapore	(1,508,490)	(7,593,594)
Hong Kong	(3,206)	(9,543)
Loss before income taxes	$(2,146,013)	$(7,898,742)

The provision for income taxes consisted of the following:

For the Six Months Ended June 30,
	2024	2023
Current:
- Local	$–	$–
- Foreign	–	–

Deferred:
- Local	–	–
- Foreign	–	–
Income tax expense	$–	$–

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

For the three and six months ended June 30, 2024 and 2023, there were no operating incomes.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Singapore

MPL registered in the Republic of Singapore is subject to the tax laws of Singapore. A subsidiary incorporated in BVI is registered as a branch in Singapore for operating purpose and is also subject to tax in the Republic of Singapore.

As at June 30, 2024, the operation in the Singapore incurred $37,721,866 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating losses carryforward have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $6,412,717 on the expected future tax benefits from the net operating loss (“NOL”) carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

The Company’s subsidiaries operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current period, after deducting a tax concession for the tax year. For the three and six months ended June 30, 2024, the operation in Hong Kong generated an operating loss of $3,206.

The following table sets forth the significant components of the deferred tax assets of the Company as of June 30, 2024 and December 31, 2023:

	As of
	June 30, 2024	December 31, 2023

Deferred tax assets:
NOL – US tax regime	$308,689	$243,200
NOL – British Virgin Islands regime	–	–
NOL – Hong Kong tax regime	6,412,717	8,509
NOL – Singapore tax regime	8,273	6,160,661
	6,730,369	6,412,370
Less: valuation allowance	(6,730,369)	(6,412,370)
Deferred tax assets, net	$–	$–

As of June 30, 2024 and December 31, 2023, the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to income taxes would be classified as a component of the provision for income taxes in the consolidated statements of operations. The Company does not expect any significant change in its uncertain tax positions in the next twelve months.

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

During the three months ended June 30, 2024 and 2023, the Company paid the aggregate amount of $0 and $78,000 as consultancy fees to its director, respectively. During the six months ended June 30, 2024 and 2023, the Company paid the aggregate amount of $0 and $153,000 as consultancy fees to its director, respectively.

During the three months ended June 30, 2024 and 2023, the Company paid the aggregate amount of $0 and $30,000 as compensation to its directors, respectively. During the six months ended June 30, 2024 and 2023, the Company paid the aggregate amount of $63,000 and $60,000 as compensation to its directors, respectively.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

14.    CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three and six months ended June 30, 2024, there was no single customer who accounted for 10% or more of the Company’s revenues

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

15.     COMMITMENTS AND CONTINGENCIES

Commitments

As of June 30, 2024, the Company is committed to the below contractual agreement.

Leases

As of June 30, 2024, the Company had a virtual office service agreement for its corporate office. The lease contains the renewal option and will expire on 24 September 2024.

Other contractual commitments

•	Williamsburg Venture Holdings, LLC

On April 1, 2022, the Company entered into an Equity Purchase Agreement with Williamsburg Venture Holdings, LLC (“Investor”), a Nevada limited liability company, pursuant to which the Investor agreed to invest up to Twenty Million Dollars ($20,000,000) in the Company’s common stock in accordance with the terms and conditions stated within the Equity Purchase Agreement dated April 1, 2022, and no later than February 24, 2025, by and between the Company and the Investor (the “Equity Purchase Agreement”). During the term, the Company shall be entitled to put to the Investor, and the Investor shall be obligated to purchase, such number of shares of the Company’s common stock and at such price as are determined in accordance with the Equity Purchase Agreement. The per share purchase price for the Williamsburg Put Shares will be equal to 88% of the lowest traded price of the Common Stock on the principal market during the five (5) consecutive trading days immediately preceding the date which Williamsburg received the Williamsburg Put Shares as DWAC Shares in its brokerage account (as reported by Bloomberg Finance L.P., Quotestream, or other reputable source). In connection with the Equity Purchase Agreement, both parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to register with the SEC the common stock issuable under the Equity Purchase Agreement, among other securities. As of June 30, 2024, the remaining balance for Equity Purchase from the Investor was $19,743,350.

Apart from these commitments, the Company has no other material commitments or contingencies, as of June 30, 2024.

16.     SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2024, up through the date the Company issued the condensed consolidated financial statements. The Company had no material recognizable subsequent events since June 30, 2024.

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

Media and Entertainment Segment: We currently derive revenue from the sale of DOTs on our MetaStudio [https://www.marvion.media/], which is operated through our subsidiary, Marvion Group Limited. Our DOTs are part of our IP Remake License initiative, whereby consumers are able to purchase DOTs on our MetaStudio [https://www.marvion.media/] with the licence to remake movies sequels, series, digital games etc. For the six months ended June 30, 2024, we generated $93,234 in revenue from this business segment. We intend to continue to focus on growing this business segment over the next 12 months. In this respect, we hope to become the largest global marketplace for such licenses thereby providing easy access for professionals and amateurs to exploit existing intellectual property.

Business Consulting Segment: We expect to provide business consulting services through Marvion Studio Limited (“Marvion Studio”). During the six months ended June 30, 2024, we did not generate any revenue from this segment.

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

Our corporate organization chart is below:

Results of Operations.

During the six months ended June 30, 2024 and 2023, our strategic business and management advisory services segment generated revenue of $0 and $0, respectively, and our sale and distribution of the licensed IP right and media content products embedded with DOT solution business segment generated revenue of $93,234 and $5,557,710, respectively. The Company accepts payment for services in the form of select and liquid digital assets, but does not hold digital assets as an investment. Such digital assets should be converted into fiat currency or stable digital currency after receipt, subject to the factors include but not limited to currency fluctuations, government policies, exchange control regulations, and general economic market condition.

We are a development stage company and reported a net loss of $2,146,013 and $7,898,742 for the six months ended June 30, 2024 and 2023, respectively. We had current assets of $8,874,822 and current liabilities of $21,207,701 as of June 30, 2024. As of December 31, 2023, our current assets were $9,274,019 and current liabilities were $19,645,694.

We have prepared our unaudited condensed consolidated financial statements for the six months ended June 30, 2024 and 2023 assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

Three Months Ended June 30, 2024 compared to Three Months Ended June 30, 2023

The following table sets forth selected financial information from our statements of comprehensive income for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,
	2024	2023

Revenues	$645	$3,858,012
Cost of revenues	(12,503)	(12,626)
Gross (loss) profit	(11,858)	3,845,386
Operating expenses:
Technology and development expenses	(227,894)	(7,652,739)
Sales and marketing expenses	(443,930)	(892,340)
Corporate development expenses	(249,000)	(1,851,000)
General and administrative expenses	(654,127)	(603,472)
Impairment loss of digital assets	(1)	(23)
Total operating expenses	(1,574,952)	(10,999,574)
Loss from operations	(1,586,810)	(7,154,188)
Other expense, net	(127,264)	(227,559)
Loss before income taxes	(1,714,074)	(7,381,747)
Income tax expense	–	–
Net loss	$(1,714,074)	$(7,381,747)

Revenues

During the three months ended June 30, 2024, and 2023, there was no single customer who accounted for 10% or more of the Company’s revenues.

During the three months ended June 30, 2024, and 2023, we generated $645 and $3,858,012 from our media and entertainment business segment, representing a decrease of $3,857,367 or approximately 99% as compared with the same three months ended June 30, 2023, The decrease was primarily due to a corporate restructuring that resulted in the removal of our sales team in Singapore, which lead to a decrease in revenue attributable to the sale of licensed IP rights and media products.

Cost of Revenues

Cost of revenues of $12,503 for the three months ended June 30, 2024 consisted primarily of the cost of intellectual property licenses and amortization on licensed media content. The decrease in cost of revenues as compared to the cost of revenues for the same three months ended June 30, 2023, is attributable to our decrease in revenues.

Cost of revenues of $12,626 for the three months ended June 30, 2023 consisted primarily of the cost of intellectual property licenses and amortization on licensed media content. The amortization cost incurred in relation to the licensed media content of Forensic Psychologist was $12,256.

Gross (Loss) Profit

We achieved a gross (loss) profit of $(11,858) and $3,845,386 for the three months ended June 30, 2024 and 2023, respectively. The decrease in gross profit is attributable to a decrease in revenue of sale of licensed IP right and media products.

Operating Expenses:

Technology and Development Expenses: Technology and development expenses for the three months ended June 30, 2024, and 2023, were $227,894 and $7,652,739, respectively, representing a decrease of $7,424,845, or approximately 97%. The decrease is primarily attributable to the decrease in IT and metaverse development expenses resulting from a change in the payment terms of its consultancy contract from a quarterly basis to a half year basis.

Sales and Marketing Expenses: Sales and marketing expenses for the three months ended June 30, 2024, and 2023, were $443,930 and $892,340, respectively, representing a decrease of $448,410, or approximately 50%. The decrease is attributable primarily to the decrease in (i) non-cash consultancy expenses charged by consultants for marketing events for Media and Entertainment segment, and (iii) marketing expenses for social media marketing. The decrease was due to a change in the payment terms of its consultancy contract. Sales and marketing expenses of $892,340 for the three months ended June 30, 2023 primarily include costs related to consultancy expenses, management service fee, public relations, advertising and marketing programs, and personnel-related expenses.

Corporate Development Expenses: Corporate development expenses of $249,000 and $1,851,000 for the three months ended June 30, 2024 and 2023, respectively, primarily include personnel-related expenses incurred to support our corporate development. The decrease was due to a change in the payment terms of its consultancy contract from a quarterly basis to a half year basis.

General and Administrative Expenses (“G&A”): General and administrative expenses of $654,127 and $603,472 for the three months ended June 30, 2024, and 2023, respectively, primarily include (i) non-cash consultancy expenses charged by consultants for rendered in general and administrative function for Media and Entertainment segment, including legal, finance, executive and other support operations, and (ii) directors’ remuneration charged by the director and former director of the Company. The decrease was due to a change in the payment terms of its consultancy contract from a quarterly basis to a half year basis.

Six Months Ended June 30, 2024 compared to Six Months Ended June 30, 2023

The following table sets forth selected financial information from our statements of comprehensive income for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
	2024	2023

Revenues	$93,234	$5,557,710
Cost of revenues	(82,660)	(1,414,743)
Gross profit	10,574	4,142,967
Operating expenses:
Technology and development expenses	(254,872)	(7,786,868)
Sales and marketing expenses	(447,160)	(1,082,989)
Corporate development expenses	(249,000)	(1,896,000)
General and administrative expenses	(785,672)	(1,048,533)
Impairment loss of digital assets	(1)	(23)
Total operating expenses	(1,736,705)	(11,814,413)
Loss from operations	(1,726,131)	(7,671,446)
Other expense, net	(419,882)	(227,296)
Loss before income taxes	(2,146,013)	(7,898,742)
Income tax expense	–	–
Net loss	$(2,146,013)	$(7,898,742)

Revenues

During the six months ended June 30, 2024, and 2023, there was no single customer who accounted for 10% or more of the Company’s revenues.

During the six months ended June 30, 2024, and 2023, we generated $93,234 and $5,557,710 from our media and entertainment business segment, representing a decrease of $5,464,476 or approximately 98% as compared with the same six months ended June 30, 2023, The decrease was primarily due to a corporate restructuring that resulted in the removal of our sales team in Singapore, which lead to a decrease in revenue attributable to the sale of licensed IP rights and media products.

Cost of Revenues

Cost of revenues of $82,660 for the six months ended June 30, 2024 consisted primarily of the cost of intellectual property licenses and amortization on licensed media content. The decrease in cost of revenues as compared to the cost of revenues for the same six months ended June 30, 2023, is attributable to our decrease in revenues.

Cost of revenues of $1,414,743 for the six months ended June 30, 2023 consisted primarily of the cost of intellectual property licenses and amortization on licensed media content. The amortization cost incurred in relation to the licensed media content of Forensic Psychologist was $12,256.

Gross Profit

We achieved a gross profit of $10,574 and $4,142,967 for the six months ended June 30, 2024 and 2023, respectively. The decrease in gross profit is attributable to a decrease in revenue of sale of licensed IP right and media products.

Operating Expenses:

Technology and Development Expenses: Technology and development expenses for the six months ended June 30, 2024, and 2023, were $254,872 and $7,786,868, respectively, representing a decrease of $7,531,996, or approximately 97%. The decrease is primarily attributable to the decrease in IT and metaverse development expenses resulting from a change in the payment terms of its consultancy contract from a quarterly basis to a half year basis.

Sales and Marketing Expenses: Sales and marketing expenses for the six months ended June 30, 2024, and 2023, were $447,160 and $1,082,989, respectively, representing a decrease of $635,829, or approximately 58%. The decrease is attributable primarily to the decrease in (i) non-cash consultancy expenses charged by consultants for marketing events for Media and Entertainment segment, and (iii) marketing expenses for social media marketing. The decrease was due to a change in the payment terms of its consultancy contract from a quarterly basis to a half year basis. Sales and marketing expenses of $1,082,989 for the six months ended June 30, 2023 primarily include costs related to consultancy expenses, management service fee, public relations, advertising and marketing programs, and personnel-related expenses.

Corporate Development Expenses: Corporate development expenses of $249,000 and $1,896,000 for the six months ended June 30, 2024 and 2023, respectively, primarily include personnel-related expenses incurred to support our corporate development. The decrease was due to a change in the payment terms of its consultancy contract from a quarterly basis to a half year basis.

General and Administrative Expenses (“G&A”): General and administrative expenses of $785,672 and $1,048,533 for the six months ended June 30, 2024, and 2023, respectively, primarily include (i) non-cash consultancy expenses charged by consultants for rendered in general and administrative function for Media and Entertainment segment, including legal, finance, executive and other support operations, and (ii) directors’ remuneration charged by the director and former director of the Company. The decrease was due to a change in the payment terms of its consultancy contract from a quarterly basis to a half year basis.

Liquidity and Capital Resources

Working Capital

As of June 30, 2024, we had cash and cash equivalents of $7,177, digital assets of $10,646, equity investment of $386,684, inventory of $7,770,611 and prepaid expenses and other current assets of $699,704.

As of December 31, 2023, we had cash and cash equivalents of $123,991, digital assets of $10,648, inventories of 7,770,000, short-term investments of $667,287 and prepaid expenses and other current assets of $702.096.

As of June 30, 2024 and December 31, 2023, we had working capital deficit of $12,332,879 and $10,371,675, respectively.

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

The following summarizes the key component of our cash flows for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(300,149)	$(233,390)
Net cash used in investing activity	$–	$–
Net cash provided by financing activities	$183,457	$322,222

Net Cash Used In Operating Activities

For the six months ended June 30, 2024, net cash used in operating activities was $300,149, which consisted primarily of a net loss of $2,146,013, an increase of accrued consulting and service fee of $1,463,387, offset by an increase in prepaid expenses and other current assets of $382, an increase in inventories of $611, a decrease in accrued liabilities and other payables of $60,015, and adjusted for non-cash items such as amortization of intangible assets of $24,377, amortization of deferred financing cost of $138,505 and fair value change of listed equity securities of $280,603.

For the six months ended June 30, 2023, net cash used in operating activities was $233,390, which consisted primarily of net loss of $7,898,742, with an increase in accrued liabilities and other payables of $1,514,484 and an increase in accrued consulting and service fee of $4,700,859, a decrease of inventories of $1,387,500, offset by an increase in prepaid expenses and other current assets of $193,719 and a decrease in income tax payable of $1,265, adjusted for non-cash items such as amortization of $24,992, amortization of deferred financing cost of $57,611, digital assets received as revenue of $5,418,542, impairment loss of digital assets of $23, fair value change of listed equity securities of $173,003, written off of intangible asset of $5,434 and inventories purchase in lieu of shares of $5,417,972.

Net Cash Used In Investing Activities

No investing activities was incurred for the six months ended June 30, 2024 and 2023.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2024, net cash provided by financing activities was $183,457, which consisted of advances from related parties of $183,457 as follows:

Related parties	Related parties’ relationship	Advance from / (to) $
Cosmos Group Holdings Inc.	Shareholder is Lee Ying Chiu Herbert	(161)
Coinllectibles Private Limited	Lee Ying Chiu Herbert is the shareholder of its parent.	(1,204)
Marvel Digital limited	Lee Ying Chiu Herbert is the shareholder of its parent.	58,897
Marvel Finance Limited	Shareholder and director is Lee Ying Chiu Herbert	201,864
Oakridge (Hong Kong) Corporation Limited	Shareholder is Lee Ying Chiu Herbert	1,006
Superplatform Limited	Shareholder is Lee Ying Chiu Herbert	(77,735)
Xtreme Business Enterprises Limited	Shareholder is Lee Ying Chiu Herbert	790

All advances are repayable on demand and interest-free.

For the six months ended June 30, 2023, net cash provided by financing activities was $322,222, which consisted of advances from related parties of $162,222 and proceeds from a convertible note payable in the principal amount of $160,000 as follows:

Related parties	Related parties’ relationship	Advance from / (to) $
Coinllectibles Pte Limited	Shareholder is Lee Ying Chiu Herbert	(3,418)
Coinllectibles (HK) Limited	Lee Ying Chiu Herbert is the shareholder of its parent.	(858)
Coinllectibles Limited	Shareholder is Lee Ying Chiu Herbert	3,202
Cosmos Group Holdings Inc.	Shareholder is Lee Ying Chiu Herbert	(444)
Grand Town Development Limited	Director is Lee Ying Chiu Herbert	107,507
Marvel Finance Limited	Shareholder and director is Lee Ying Chiu Herbert	56,233

All advances were repayable on demand and interest-free. The convertible note was issued at the price of $0.02 per share for conversion into common shares.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Contractual Obligations and Commercial Commitments

We had no contractual obligations and commercial commitments as of June 30, 2024.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not changed since December 31, 2023. For a detailed description of the critical accounting policies and estimates of the Company, please refer to “Critical Accounting Policies and Estimates” included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report on Form 10-K.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were effective as of June 30, 2024.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the period ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the period ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation (1)
3.2	Amended and Restated Certificate of Designation, Preferences and Rights of Series B Preferred Stock (5)
3.3	Certificate of Amendment to Restated Articles of Incorporation filed January 17, 2023*
3.4	Certificate of Amendment to Restated Articles of Incorporation filed April 23, 2024*
3.5	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock (1)
4.2	Description of Securities (2)
10.1	Share Exchange Agreement Version 2021001 posted and available for public on 18 October, 2021 on http://www.marvion.media/(1)
10.2	Confirmation dated October 18, 2021 by and among Lee Ying Chiu Herbert, So Han Meng Julian and Bonanza Goldfields Corp. (1)
10.3	Equity Purchase Agreement, dated April 1, 2022, by and between Bonanza Goldfields Corp. and Williamsburg Venture Holdings, LLC, a Nevada limited liability company (3)
10.4	Registration Rights Agreement, dated April 1, 2022, by and between Bonanza Goldfields Corp. and Williamsburg Venture Holdings, LLC, a Nevada limited liability company (3)
10.5	Intellectual Property Sale and Purchase Agreement, dated April 14, 2022, by and between Marvion Private Limited, a Singapore limited liability company, and Euro Amazing Limited, a Hong Kong limited liability company (4)
10.6	Services Agreement, dated April 1, 2022, by and between Marvion Group Limited and Marvel Digital Group Limited (6)
10.7	Technical Knowhow License and Servicing Agreement, by and between Marvion Group Limited and Total Chase Limited (7)
10.8	Share Swap Agreement, dated October 25, 2022, by and between Bonanza Goldfields Corp. and China Information Technology Development Limited. (8)

21	Subsidiaries*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

 _______________________

*	Filed Herewith.

(1)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 26, 2021.
(2)	Incorporated by reference to Item 11 of Amendment No. 7 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 9, 2022.
(3)	Incorporated by reference to the Exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2022.
(4)	Incorporated by reference to the Exhibits to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2022.
(5)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on December 14, 2021.
(6)	Incorporated by reference to the Exhibits to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2022.
(7)	Incorporated by reference to the Exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2022.
(8)	Incorporated by reference to the Exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVION INC.

Date: August 14, 2024	By:	/s/ Man Chung CHAN
Name: Man Chung CHAN
Title: Chief Executive Officer and Chief Financial Officer

