Form 10-Q
period 2024-09-30
Marvion Inc.
filed 2024-11-12
CIK 1439264

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 000-53612

MARVION INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2723015
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room 1401, 14/F, Phase 1, Austin Tower 22-26 Austin Avenue, Jordan Kowloon Hong Kong
(Address of principal executive offices)	(Zip Code)

+ 852-21114437

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of October 25, 2024, the Company had outstanding 308,958,835 shares of common stock.

MARVION INC.

QUARTERLY REPORT

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MARVION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2024	December 31, 2023
		(Restated)
ASSETS
Current assets:
Account receivables	$210,761	$74,263
Cash and cash equivalents	159,992	120,319
Prepaid expenses and other current assets	17,125	1,537
Total current assets	387,878	196,119

Non-current assets:
Construction in progress	1,293,375	886,896
Property and equipment, net	752,400	764,371
Right-of-use assets, net	1,274,043	1,357,270
Total non-current assets	3,319,818	3,008,537

TOTAL ASSETS	$3,707,696	$3,204,656

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Account payables	$3,218	$57,243
Accrued liabilities and other payables	770,093	120,779
Amounts due to directors	1,651,554	1,020,409
Construction payable	378,379	639,751
Convertible note payable	170,000	–
Promissory notes	5,500,000	–
Lease liabilities	96,409	88,816
Promissory note payable	16	–
Tax payable	53,745	17,420
Total current liabilities	8,623,414	1,944,418

Non-current liabilities:
Lease liabilities	1,278,876	1,345,094
TOTAL LIABILITIES	9,902,290	3,289,512

Commitments and contingencies	–	–

Shareholders’ deficit:
Preferred stock, par value $0.0001, 30,000,000,000 shares authorized, 18,999,999 and 18,999,999 shares undesignated as of September 30, 2024 and December 31, 2023, respectively	–	–
Preferred stock, Series A, par value $0.0001, 10,000,000 shares designated, 10,000,000 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1,000	–
Preferred stock, Series B, par value $0.0001, 1,000,000 shares designated, 366,346 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	37	–
Preferred stock, Series C, par value $0.001, 1 share designated, 1 and 0 share issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1	–
Common stock, par value $0.0001, 270,000,000,000 shares authorized, 308,958,835 and 148,148,150 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	30,897	14,815
Additional paid-in capital	–	–
Accumulated other comprehensive income	921	61
Accumulated losses	(6,227,450)	(99,732)
Total shareholders’ deficit	(6,194,594)	(84,856)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$3,707,696	$3,204,656

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues	$390,275	$212,502	$1,019,593	$406,607
Cost of revenues	(193,891)	(88,893)	(517,252)	(181,675)
Gross profit	196,384	123,609	502,341	224,932

Operating expenses:
General and administrative expenses	(573,438)	(57,737)	(732,377)	(144,610)
Total operating expenses	(573,438)	(57,737)	(732,377)	(144,610)
(Loss) income from operations	(377,054)	65,872	(230,036)	80,322

Other income:
Interest income	612	108	1,597	420
Total other income	612	108	1,597	420
(Loss) income before income taxes	(376,442)	65,980	(228,439)	80,742
Income tax expense	(2,531)	(19,887)	(36,045)	(19,887)
Net (loss) income	(378,973)	46,093	(264,484)	60,855

Other comprehensive income:
Foreign currency adjustment (loss) gain	705	(37)	860	321
Comprehensive (loss) income	$(378,268)	$46,056	$(263,624)	$61,176

Net (loss) income per share:
Basic (1)	$(0.00)	$0.00	$(0.00)	$0.00
Diluted (1)	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average common shares outstanding:
Basic #	167,498,301	148,148,150	152,650,588	148,148,150
Diluted #	167,498,301	148,148,150	152,650,588	148,148,150

(1)	Less than $0.01

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred stock		Common stock		Additional	Accumulated other comprehensive	(Accumulated deficit)	Total shareholders’
	No. of shares	Amount	No. of shares	Amount	paid-in capital	income (loss)	Retained earnings	(deficit) equity

For the Three and Nine Months Ended September 30, 2024
Balance as of January 1, 2024 (restated)	–	$–	148,148,150	$14,815	$–	$61	$(99,732)	$(84,856)
Foreign translation adjustment	–	–	–	–	–	159	–	159
Net income for the period	–	–	–	–	–	–	43,715	43,715
Balance as of March 31, 2024	–	–	148,148,150	14,815	–	220	(56,017)	(40,982)
Foreign translation adjustment	–	–	–	–	–	(4)	–	(4)
Net income for the period	–	–	–	–	–	–	70,774	70,774
Balance as of June 30, 2024	–	–	148,148,150	14,815	–	216	14,757	29,788
Share issued for acquisition of legal acquirer	10,366,346	1,038	160,810,685	16,082	41,639,772	–	(47,503,006)	(5,846,114)
Recapitalization of legal acquirer	–	–	–	–	(41,639,772)	–	41,639,772	–
Foreign translation adjustment	–	–	–	–	–	705	–	705
Net loss for the period	–	–	–	–	–	–	(378,973)	(378,973)
Balance as of September 30, 2024	10,366,346	$1,038	308,958,835	$30,897	$–	$921	$(6,227,450)	$(6,194,594)

For the Three and Nine Months Ended September 30, 2023
Balance as of January 1, 2023 (restated)	–	$–	148,148,150	$14,815	$–	$31	$(109,076)	$(94,230)
Foreign translation adjustment	–	–	–	–	–	509	–	509
Net income for the period	–	–	–	–	–	–	8,994	8,994
Balance as of March 31, 2023	–	–	148,148,150	14,815	–	540	(100,082)	(84,727)
Foreign translation adjustment	–	–	–	–	–	(151)	–	(151)
Net income for the period	–	–	–	–	–	–	5,768	5,768
Balance as of June 30, 2023	–	–	148,148,150	14,815	–	389	(94,314)	(79,110)
Foreign translation adjustment	–	–	–	–	–	(37)	–	(37)
Net income for the period	–	–	–	–	–	–	46,093	46,093
Balance as of September 30, 2023	–	$–	148,148,150	$14,815	$–	$352	$(48,221)	$(33,054)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(264,484)	$60,855
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation of property and equipment	55,658	5,442
Amortization of right-of use assets	89,408	28,426
Interest expenses on lease liabilities	60,648	887

Change in operating assets and liabilities:
Account receivables	(136,498)	(100,150)
Account payables	(54,025)	27,245
Construction payable	(261,372)	–
Prepaid expenses and other current assets	(13,597)	(1,532)
Accrued liabilities and other payable	471,225	5,894
Operating lease liabilities	(125,961)	(3,064)
Income tax payable	36,045	19,887
Net cash (used in) provided by operating activities	(142,953)	43,890

Cash flows from investing activities:
Purchase of property and equipment	(446,497)	(675,299)
Net cash used in investing activities	(446,497)	(675,299)

Cash flows from financing activities:
Advance from a director	631,145	609,824
Net cash provided by financing activities	631,145	609,824

Effect of exchange rate on cash and cash equivalents	(2,022)	323
Net change in cash and cash equivalents	39,673	(21,262)
Cash and cash equivalents at beginning of the period	120,319	52,633
Cash and cash equivalents at end of the period	$159,992	$31,371

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Non-cash investing and financing activities:
Issuance of promissory notes for earnout liabilities through Share Exchange Transaction	$5,500,000	$–

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

1.       BASIS OF PRESENTATION

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the period ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 16, 2024.

2.       ORGANIZATION AND BUSINESS BACKGROUND

Marvion Inc. was incorporated in the State of Nevada on March 6, 2008. The Company and its subsidiaries are hereinafter referred to as (the “Company”).

On August 15, 2024, the Company and United Warehouse Management Corp., a British Virgin Island corporation (“UWMC”) and eleven shareholders of UWMC entered into a Share Exchange Agreement (the “SEA”) pursuant to which the shareholders of UWMC agreed to transfer to the Company 4,000 shares of UWMC, constituting all of the issued and outstanding securities of UWMC, in exchange for 148,148,150 shares of common stock of the Company, par value $0.0001 per share (the “share exchange transaction”).

In connection with the share exchange transaction, all prior officers and directors of the Company resigned and new officers and directors were appointed as officers and directors of the Company. Such share exchange transaction has been accounted for as a reverse merger and recapitalization of the Company, whereby UWMC is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). Accordingly, the consolidated assets, liabilities and results of operations of the Company will become the historical financial statements of UWMC, and the Company’s assets, liabilities and results of operations will be consolidated with UWMC beginning on the date of the share exchange transaction. No goodwill is recognized in this transaction. The historical financial statements prior to the share exchange transaction are those of the accounting acquirer (UWMC). Historical stockholders’ equity of the accounting acquirer prior to the reverse merger are retroactively restated (a recapitalization) for the equivalent number of shares received in the merger. Operations prior to the merger are those of the acquirer. After completion of the share exchange transaction, the Company’s accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2024 and 2023 have been restated for all periods presented accordingly.

In addition to the share exchange transaction, the Company agreed to make earnout payments in the aggregate amount of $5.5 million (collectively, the “Earn Out Payments”) upon UWMC’s achievement of certain net income performance milestones during each six month period ending June 30 and December 31 (each, a “Performance Period”) for a total of nine Performance Periods. The Earn Out Payments will be payable in the form of interest free promissory notes and shared equally among the shareholders of UWMC.

Currently, the Company is principally engaged in the logistic services, warehousing service and financial consulting services in Hong Kong.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/paid up share capital	Effective interest held

United Warehouse Management Corp. (“UWMC”)	British Virgin Islands	Investment holding	50,000 ordinary shares at par value of US$1 each	100%

KSK Logistics Limited (“KSK”)	Hong Kong	Provision of logistic services	1 ordinary share for HK$1	100%

Propose Enterprise Limited (“PEL”)	Hong Kong	Provision of financing services	100 ordinary shares for HK$100	100%

United Warehouse Management Limited (“UWML”)	Hong Kong	Provision of warehousing and support activities for transportation	10,000 ordinary shares for HK$10,000	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying unaudited condensed consolidated financial statements and notes.

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

Accounts receivable

Accounts receivable are recorded at the gross billing amounts due from customers, less an allowance for expected credit losses. Accounts receivable do not bear interest and are considered overdue after 30 days from the date of invoices. The Company regularly assesses the expected credit losses for accounts receivable based on assessments of the recoverability of the accounts receivable and individual account analysis, including the current creditworthiness and the past collection history of each customer and current economic industry trends. Impairments arise when there is objective evidence indicating that the balances may not be collectible. The identification of bad and doubtful debts, in particular of a loss event, requires the use of judgment and estimates, which involve the estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. Based on analysis of customers’ credit and ongoing relationship, management makes conclusions about whether any balances outstanding at the end of the period will be deemed non-collectible on an individual basis and on aging analysis basis. The allowance for expected credit losses is recorded against accounts receivables balances, with a corresponding charge recorded in the statements of operations. Delinquent account balances are written off against the allowance for expected credit losses after management has determined that the likelihood of collection is not probable.

As of September 30, 2024 and December 31, 2023, no allowance for expected credit losses is recorded as the Company considers all of the outstanding accounts receivable fully collectible in the foreseeable future.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful life
Warehouse facilities	Over the shorter of 12 years or lease term
Equipment	3 years
Motor vehicle	3 years

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Expenditures for major renewals and betterment which substantially extend the useful life of assets are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized as other income or expense in the statements of operations.

Construction in progress

Construction-in-progress primarily consists of the construction of warehouse facilities that have not yet been placed into service for their intended use. No depreciation is provided for construction in progress until the assets are completed and are placed into service.

Impairment of Long-lived Assets

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property, plant and equipment and construction in progress owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There was no impairment of long-lived assets identified for the three and nine months ended September 2024 and 2023.

Leases

The Company adopts the FASB Accounting Standards Update (“ASU”) 2016-02 “Leases (Topic 842)” for all periods presented. This standard requires lessees to recognize lease assets (“right-of-use”) and related lease obligations (“lease liabilities”) on the unaudited condensed consolidated balance sheet for leases with terms in excess of twelve months. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the unaudited condensed consolidated balance sheets. Finance leases are included in finance lease ROU assets and finance lease liabilities in the unaudited condensed consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease and finance lease ROU assets and liabilities are recognized, based on the present value of lease payments over the lease term discounted using the rate implicit in the lease. In cases where the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments, in a similar economic environment and over a similar term. The Company depreciated the ROU assets on a straight-line basis from the lease commencement date to the earlier of the end of the useful life of the ROU assets or the end of the lease term. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

All of the Company’s real estate leases are classified as operating leases and there was no lease with a duration of twelve months or less.

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

Revenue is recognized when the Company satisfies its performance obligation under the contract by transferring the promised product to its customer that obtains control of the product and collection is reasonably assured. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. Most of the Company’s contracts have a single performance obligation, and such fees are billed to the customer when the performance obligation is satisfied. The Company recognizes such revenue in the period when the amounts are determined to be fixed and the performance obligation is satisfied as the Company completes the obligations.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or providing services. As such, revenue is recorded net of returns, allowances, customer discounts, and incentives. Sales taxes and other taxes are excluded from revenues.

Upon the development of new warehouse building in October 2023, the Company focuses on the provision of logistic and warehousing services to the customers through the storage of merchandise in its warehouse facilities, as well as packaging and delivery and transportation services from its warehouse to domestic destinations designated by the customers.

Logistic services

Revenues from logistic solution services to the customers, in which such local transportation, delivery and packaging services are recognized at the time the merchandise is packed and shipped by the Company to domestic destinations designed by the customers. Generally, the Company bills the invoices monthly and collects the receivable in a credit term of 30 days.

Warehousing services

Revenues generating from storage services are recognized ratably over the term of the contract or arrangement, as the Company performs contractual obligations through continuous transfer of control to the customers, and they could simultaneously receive and consume the benefits of the Company’s performance as it occurs. The Company generally invoices customers monthly at the end of each month in arrear for services performed during the month. The performance obligation is satisfied when the services are performed. Warehousing contracts typically consist of ongoing storage service in a term of 1-6 years, subject to renewal option.

Financial consulting services

The Company also provides financial consulting services to the customers, and generally invoices customers when the performance obligation is satisfied. The duration of the service period is short, usually within 3 months. Transaction prices of financial consulting services to be rendered are typically based on contracted rates. The Company earns the fee arising from the facilitation of the placement of financing solutions with different credit institutions, which is recognized at a point in time when the service is completed and delivered to the customer.

The Company is acting as a principal in providing aforementioned services and accordingly recognizes revenue on a gross basis as the Company determines the price and selects carriers or service providers at its own discretion.

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

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying unaudited condensed consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its unaudited condensed consolidated balance sheets and provides valuation allowances as management deems necessary.

Segment reporting

Accounting Standard Codification (“ASC”) Topic 280, Segment Reporting establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in unaudited condensed consolidated financial statements. Currently, the Company operates in two business segments in Hong Kong.

Commitments and contingencies

The Company follows the ASC 450-20, Commitments to report accounting for contingencies. Certain conditions may exist as of the date the unaudited condensed consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three and nine months ended September 30, 2024 and 2023.

Net income (loss) per share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the unaudited condensed consolidated statement of operations.

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying unaudited condensed consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintains its books and record in its local currencies, Hong Kong Dollars (“HKD”), which are their respective functional currencies, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the unaudited condensed consolidated statements of changes in shareholders’ deficit.

Translation of amounts from HKD into US$ has been made at the following exchange rates for the period ended September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Period-end HKD:US$ exchange rate	0.1287	0.1277
Period average HKD:US$ exchange rate	0.1280	0.1276

Comprehensive income (loss)

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income (loss) as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying unaudited condensed consolidated statements of changes in stockholders’ deficit, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income (loss) is not included in the computation of income tax expense or benefit.

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

Commitments and contingencies

The Company follows the ASC 450-20, “Contingencies” to report accounting for contingencies. Certain conditions may exist as of the date the unaudited condensed consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, amounts due from related parties, prepaid expenses and other current assets, accounts payable, accrued liabilities and other payable, amounts due to directors, construction payable and income tax payable approximate their fair values because of the short maturity of these instruments.

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

In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments — Credit Losses (Topic 326). The new standard amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) — Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The Company believes the adoption will modify the way the Company analyses financial instruments, but it does not anticipate a material impact on the results of operations.

In June 2023, the FASB issued Accounting Standards Update (ASU) No. 2022-03 Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This guidance is effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after October 15, 2023. Early adoption is permitted. The Company has assessed ASU 2023-03 and early adopted the guidance during the second quarter of 2023. The adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842) – Common-Control Arrangements. This guidance amends the accounting for leasehold improvements in common-control arrangements by requiring a lessee in a common-control arrangement to amortize leasehold improvements that it owns over the improvements’ useful life to the common-control group, regardless of the lease term, if the lessee continues to control the use of the underlying asset through a lease. The new standard will become effective for the Company beginning in fiscal year 2025. The Company is currently evaluating the impact of this standard on its unaudited condensed consolidated financial statements and disclosures.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification. This update will improve disclosure and presentation requirements of a variety of topics and align the requirements in the FASB codification with the SEC’s regulations. The Company is currently evaluating the potential effect of this ASU on its unaudited condensed consolidated financial statements, but does not expect the impact to be material.

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The purpose of the update was to improve financial reporting by requiring disclosures of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all periods presented in the unaudited condensed consolidated financial statements. Management is evaluating the impact on the Company’s unaudited condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its unaudited condensed consolidated financial statements and disclosures.

In March 2024, the FASB issued ASU 2024-02, which removes references to the Board’s concepts statements from the FASB Accounting Standards Codification (the “Codification” or ASC). The ASU is part of the Board’s standing project to make “Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements.” The Company’s management does not believe the adoption of ASU 2024-02 will have a material impact on its unaudited condensed consolidated financial statements and disclosures.

Except for the above-mentioned pronouncements, there are no new recently issued accounting standards that will have a material impact on the unaudited condensed consolidated balance sheets, statements of operations and cash flows.

4.       GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has a recurring loss of $264,484 during the nine months ended September 30, 2024 and incurred the accumulated deficit of $6,227,450 as of September 30, 2024. Expenses are expected to increase in the forthcoming year and cash flows of the Company may not be able to sustain the expansion required. The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its major shareholders. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

5.       REVENUE FROM CONTRACTS WITH CUSTOMERS

The table below presents our revenues by revenue source.

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Type of revenue	Point of recognition	2024	2023	2024	2023

Financial consulting income	Point-in-time	$51,204	$177,961	$148,222	$372,066
Logistic service income	Point-in-time	204,433	34,541	468,142	34,541
Warehousing service income	Over time	134,638	–	403,229	–
Total revenues		$390,275	$212,502	$1,019,593	$406,607

6.       CONSTRUCTION IN PROGRESS

The development costs of $1,293,375 for warehouse building not yet placed into service are capitalized as construction in progress on the unaudited condensed consolidated balance sheets and is not depreciated until ready for service. Once placed into operating service, the building will be depreciated on a straight-line basis over its estimated useful life which generally 12 years, based on the lease term of the leasehold land.

This warehouse building is structurally completed in October 2024.

7.       LEASES

The Company has entered into commercial operating leases with various third parties for the use of leasehold land in Hong Kong. These leases have original terms ranging from 6 to 12 years. These operating leases are included in “Right-of-use Assets” on the unaudited condensed consolidated balance sheets and represent the Company’s right to use the underlying assets during the lease term. The Company’s obligation to make lease payments are included in “Lease liabilities” on the unaudited condensed consolidated balance sheets.

Supplemental balance sheet information related to operating leases was as follows:

	As of
	September 30, 2024	December 31, 2023
Operating lease:
Right-of-use asset, net	$1,274,043	$1,357,270

Lease liabilities:
Current lease liabilities	$96,409	$88,816
Non-current lease liabilities	1,278,876	1,345,094

Total lease liabilities	$1,375,285	$1,433,910

Operating lease expense for the three months ended September 30, 2024 and 2023 was $29,853 and $28,426, respectively.

Operating lease expense for the nine months ended September 30, 2024 and 2023 was $89,408 and $28,426, respectively.

Other supplemental information about the Company’s operating lease as of:

	As of
	September 30, 2024	December 31, 2023
Weighted average discount rate	5.75%	5.75%
Weighted average remaining lease term (years)	11.12	11.87

Operating lease commitments:

The following table summarizes the future minimum lease payments due under the Company’s operating leases in the next five years, as of September 30, 2024:

Year ending December 31,
2024 (remaining three months)	$43,243
2025	172,973
2026	172,973
2027	172,973
2028	172,973
Thereafter	1,130,505
Total minimum finance lease liabilities payment	1,865,640
Less: imputed interest	(490,355)

Future minimum lease liabilities	$1,375,285

8.       AMOUNTS DUE TO DIRECTORS

As of September 30, 2024 and December 31, 2023, the amounts represented temporary advances made by a director, Mr. Chan to the Company for capital expenditure and working capital purpose, which was unsecured, interest-free and repayable on demand. The balance was $1,651,554 and $1,020,409 as of September 30, 2024 and December 31, 2023, respectively.

9.       SHAREHOLDERS’ DEFICIT

Preferred stock

As of September 30, 2024 and December 31, 2023, the Company’s authorized shares were 30,000,000,000 shares of preferred stock, with a par value of $0.0001.

As of September 30, 2024 and December 31, 2023, the Company had 10,000,000 and 0 shares of Series A Preferred Stock issued and outstanding, respectively.

As of September 30, 2024 and December 31, 2023, the Company had 366,346 and 0 shares of Series B Preferred Stock issued and outstanding, respectively.

As of September 30, 2024 and December 31, 2023, the Company had 1 and 0 share of Series C Preferred Stock issued and outstanding, respectively.

Common stock

As of September 30, 2024 and December 31, 2023, the Company’s authorized shares were 270,000,000,000 shares of common stock, with a par value of $0.0001.

On March 11, 2024, the Company filed its Restated Articles of Incorporation with the Nevada Secretary of State (the “Articles of Incorporation”) to effect a 1-for-3000 reverse stock split of its issued and outstanding Common Stock (the “Reverse Stock Split”) which was approved by the Company’s stockholders at a special meeting in lieu of annual meeting held on February 29, 2023, and issue to all shareholders that directly as a result of the Reverse Stock Split would hold less than 100 shares of common stock of the Company (each, an “Affected Shareholder”) such number of additional shares of common stock so that each Affected Shareholder shall hold 100 shares of common stock of the Company after the Reverse Stock Split. On May 8, 2024, the Reverse Stock Split became effective upon the approval from FINRA. Accordingly, all common shares and per share amounts in these accompanying unaudited condensed consolidated financial statements have been adjusted retroactively to reflect the reverse stock split as if the split occurred at the beginning of the earliest period presented.

On August 15, 2024, the Company and United Warehouse Management Corp., a British Virgin Island corporation (“UWMC”) and eleven shareholders of UWMC entered into a Share Exchange Agreement (the “SEA”) pursuant to which the shareholders of UWMC agreed to transfer to the Company 4,000 shares of UWMC, constituting all of the issued and outstanding securities of UWMC, in exchange for 148,148,150 shares of common stock of the Company, par value $0.0001 per share.

As of September 30, 2024 and December 31, 2023, the Company had 308,958,835 and 148,148,150 shares of common stock issued and outstanding, respectively.

10.     NET (LOSS) INCOME PER SHARE

The calculation of the basic and diluted net (loss) income per share attributable to common stockholders of the Company is based on the following data (in dollars, except share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income attributable to common stockholders	$(378,973)	$46,093	$(264,484)	$60,855

Weighted average common shares outstanding:
Basic	167,498,301	148,148,150	152,650,588	148,148,150
Diluted	167,498,301	148,148,150	152,650,588	148,148,150

Net loss per share:
Basic #	$(0.00)	$0.00	$(0.00)	$0.00
Diluted #	$(0.00)	$0.00	$(0.00)	$0.00

#	For net loss per share during the three and nine months ended September 30, 2024, common stock equivalents were included in the computation of diluted net income (loss) per share since such inclusion would have been anti-dilutive. For net income per share during the three and nine months ended September 30, 2023, basic and diluted net income per share was less than $0.01.

The shares amounts are presented on a retroactive basis, after the effect of Reverse Stock Split (see Note 9).

11.       INCOME TAX

For the nine months ended September 30, 2024 and 2023, the local (“United States of America”) and foreign tax regime incurred loss before income taxes, which comprised of the following:

	For the Nine Months Ended September 30,
	2024	2023
Tax jurisdiction from:
- Local	$(240,000)	$–
- Foreign, including
British Virgin Islands	(246,562)	–
Hong Kong	258,123	80,742
(Loss) income before income taxes	$(228,439)	$80,742

The provision for income taxes consisted of the following:

	For the Nine Months Ended September 30,
	2024	2023
Current:
- Local	$–	$–
- Foreign	36,045	19,887

Deferred:
- Local	–	–
- Foreign	–	–
Income tax expense	$36,045	$19,887

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company has operations in Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

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

For the three and nine months ended September 30, 2024 and 2023, there were no operating incomes.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company and subsidiaries operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax expense to income at applicable tax rates for the nine months ended September 30, 2024 and 2023 is as follows:

	For the Nine Months Ended September 30,
	2024	2023
Income before income taxes	$222,078	$60,855
Statutory income tax rate	16.5%	$16.5%
Income tax expense at statutory rate	36,643	10,041
Tax effect of non-taxable items	(598)	(69)
Tax effect of non-deductible items	–	9,915
Income tax expense	$36,045	$19,887

The following table sets forth the significant components of the deferred tax assets of the Company as of September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024	December 31, 2023

Deferred tax assets:
NOL – US tax regime	$240,000	$–
NOL – British Virgin Islands regime	246,562	–
NOL – Hong Kong tax regime	–	41,630
	486,562	41,630
Less: valuation allowance	(486,562)	(41,630)
Deferred tax assets, net	$–	$–

As of September 30, 2024 and December 31, 2023, the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to income taxes would be classified as a component of the provision for income taxes in the consolidated statements of operations. The Company does not expect any significant change in its uncertain tax positions in the next twelve months.

The Company filed income tax returns in the United States federal tax jurisdiction and several state tax jurisdictions. Since the Company is in a loss carryforward position, it is generally subject to examination by federal and state tax authorities for all tax years in which a loss carryforward is available.

12.     RELATED PARTY TRANSACTIONS

From time to time, the directors of the Company advanced funds to the Company for capital expenditures and working capital purpose. Those temporary advances are unsecured, non-interest bearing and have no fixed terms of repayment.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

13.    CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the nine months ended September 30, 2024 and 2023, the individual customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at period-end dates, are presented as follows:

	Nine months ended September 30, 2024		September 30, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$403,229	39.55%	$45,045
Customer B	$348,898	34.22%	$91,501

	Nine months ended September 30, 2023		September 30, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer C	$172,911	42.53%	$32,529
Customer D	$101,935	25.07%	$4,991
Customer E	$46,898	11.53%	$3,192

For the three months ended September 30, 2024 and 2023, the individual customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at period-end dates, are presented as follows:

	Three months ended September 30, 2024		September 30, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$134,638	34.50%	$45,045
Customer B	$138,982	35.61%	$91,501

	Three months ended September 30, 2023		September 30, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer B	$31,069	14.62%	$31,074
Customer C	$78,620	37.00%	$32,529
Customer D	$38,465	18.10%	$4,991
Customer F	$27,444	12.91%	$7,532

These customers are located in Hong Kong.

(b)	Major vendors

For the nine months ended September 30, 2024 and 2023, the individual vendors who accounted for 10% or more of the Company’s direct operating cost and its outstanding payable balances at period-end dates, are presented as follows:

	Nine months ended September 30, 2024		September 30, 2024
Vendor	Cost of revenues	Percentage cost of revenues	Accounts payable
Vendor D	$57,909	11.20%	$–
Vendor E	$134,793	26.06%	$–

	Nine months ended September 30, 2023		September 30, 2023
Vendor	Cost of revenues	Percentage cost of revenues	Accounts payable
Vendor A	$50,528	27.81%	$–
Vendor B	$27,242	14.99%	$27,245
Vendor C	$38,933	21.43%	$–

For the three months ended September 30, 2024 and 2023, the individual vendors who accounted for 10% or more of the Company’s direct operating cost and its outstanding payable balances at period-end dates, are presented as follows:

	Three months ended September 30, 2024		September 30, 2024
Vendor	Cost of revenues	Percentage cost of revenues	Accounts payable
Vendor F	$25,922	13.37%	$–
Vendor D	$22,667	11.69%	$–
Vendor E	$44,726	23.07%	$–

	Three months ended September 30, 2023		September 30, 2023
Vendor	Cost of revenues	Percentage cost of revenues	Accounts payable
Vendor E	$25,840	29.07%	$–
Vendor A	$17,251	19.41%	$–
Vendor C	$10,228	11.51%	$–

These vendors are located in Hong Kong and China.

(c)	Credit risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. Cash equivalents are maintained with high credit quality institutions in Hong Kong, the composition and maturities of which are regularly monitored by the management. The Hong Kong Deposit Protection Board pays compensation up to a limit of HK$500,000 (equal to $64,350) if the bank in Hong Kong with which an individual/a company hold its eligible deposit fails.

(d)	Economic and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

(e)	Exchange rate risk

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

(f)	Liquidity risk

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

14.     COMMITMENTS AND CONTINGENCIES

Commitments

As of September 30, 2024, the Company had no material commitments or contingencies.

15.     SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2024, up through the date the Company issued the unaudited condensed consolidated financial statements. The Company had no material recognizable subsequent events since September 30, 2024.

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

On August 15, 2024, the Company and United Warehouse Management Corp., a British Virgin Island corporation (“UWMC”) and eleven shareholders of UWMC entered into a Share Exchange Agreement (the “SEA”) pursuant to which the shareholders of UWMC agreed to transfer to the Company 4,000 shares of UWMC, constituting all of the issued and outstanding securities of UWMC, in exchange for 148,148,150 shares of common stock of the Company, par value $0.0001 per share (the “share exchange transaction”).

In addition to the Acquisition Shares, the Company agreed to make earnout payments in the aggregate amount of $5.5 million (collectively, the “Earn Out Payments”) upon UWMC’s achievement of certain net income performance milestones during each six month period ending June 30 and December 31 (each, a “Performance Period”) for a total of nine Performance Periods. The Earn Out Payments will be payable in the form of interest free promissory notes and shared equally among Chan Sze Yu, Fong Hiu Ching and Young Chi Kin Eric who are also shareholders of UWMC. The Acquisition transactions contemplated by the SEA were consummated on September 12, 2024.

As a result of the Acquisition, Marvion became engaged in the business of logistics and warehousing services. Concurrently with the acquisition of UWMC, the Company also divested its ownership of Marvion Holdings Limited and all of its subsidiaries and ceased its the lifestyle, media and entertainment creation and distribution, and technology businesses.

Chan Sze Yu is our Chief Executive Officer, Chief Financial Officer, Secretary and Director. Young Chi Kin Eric holds 10,000,000 shares of the Company’s Series A Preferred Stock which entitles him to vote on all matters submitted to a vote of the shareholders together with the Common Stock holders with each one share of Series A Preferred Stock having 200 votes.

The foregoing descriptions of the SEA and the Promissory Notes are qualified in their entirety by reference to the SEA and the Promissory Notes, which are filed as Exhibits 10.1 through and including 10.4 and incorporated herein by reference.

The share exchange transaction has been accounted for as a reverse merger and recapitalization of the Company, whereby UWMC is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). Accordingly, the consolidated assets, liabilities and results of operations of the Company will become the historical financial statements of UWMC, and the Company’s assets, liabilities and results of operations will be consolidated with UWMC beginning on the date of the share exchange transaction. No goodwill is recognized in this transaction. The historical financial statements prior to the share exchange transaction are those of the accounting acquirer (UWMC). Historical stockholders’ equity of the accounting acquirer prior to the reverse merger are retroactively restated (a recapitalization) for the equivalent number of shares received in the merger. Operations prior to the merger are those of the acquirer. After completion of the share exchange transaction, the Company’s accompanying unaudited condensed consolidated financial statements have been restated for all periods presented accordingly.

The Company, through its subsidiary UWMC, is principally engaged in the logistic services, warehousing service and financial consulting services in Hong Kong. UWMC’s businesses are operated through three subsidiaries organized in Hong Kong: KSK Logistic Limited (“KSK”), United Warehouse Management Limited (“UWML”) and Propose Enterprise Limited (“PEL”), which provide the following services:

•	KSK: Last mile deliveries for retail and business customers;
•	UWML: Provides warehousing and distribution services; and
•	PEL: Provides business advisory solutions to customers which may provide a lead to our logistic and warehousing services.

We are seeking to build our own furniture online store, providing a one-stop shopping experience to the Hong Kong furniture buyers. We may partner with some of our existing customers who are already in furniture retailing, since they already have connections with many of the furniture manufacturers in China. By listing out the catalogs of the partnered manufacturers, a lot more options will be available to the consumers to choose from. Once orders are made, our logistics arm KSK will be able to handle the delivery of the furniture to the door of the consumers. We will then build up our skillful furniture assemble team who will complete the assembly of the furniture at the time of delivery. In the long run, as we see a good local demand on certain furniture products, we can work with the manufacturers to stock up some products at our own UWML warehouses, this will further shorten the time between consumer placing the order online and the time when the furniture is delivered and assembled at their home.

Our corporate structure is described below:

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

Stock	Voting Rights	Ownership
Common Stock	One vote per share	7.16% held by Lee Ying Chiu Herbert. 8.78% held by Young Chi Kin Eric. 8.78% held by Chan Sze Yu.
Series A Preferred Stock	Holders of Series A Preferred Stock are entitled to vote on matters submitted to a vote of the shareholders with each one share having 200 votes. Series A Preferred Stock do not convert into Common Stock.	100% held by Young Chi Kin Eric.
Series B Preferred Stock	Holders of Series B Preferred Stock have no voting rights, and Series B Preferred Stock do not convert into Common Stock.	Approximately 92% held by Lee Ying Chiu Herbert.
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

100% held by Lee Ying Chiu Herbert.

Current Revenue Generating Operation

BUSINESS SEGMENT INFORMATION

The following table summarizes revenue from contracts with customers, disaggregated by revenue source and the related segments, for the nine months ended September 30, 2024 and 2023:

	Nine Months ended September 30,
Types of segments/revenue sources	2024	2023

Supply chain segment:
Logistic services	$468,142	$34,541
Warehousing services	403,229	–
	871,371	34,541
Financial segment:
Financial consulting services	148,222	372,066

	$1,019,593	$406,607

Revenue Generating Operation in the Near Future (Next 12 Months).

Over the next 12 months, we intend to continue to expand our logistics and warehousing businesses through more Business to Business (B2B) opportunities. We seek to provide business customers with a one-stop solution for their warehousing and distribution needs. While our current customers include key furniture retailers, we hope to expand our customer base both vertically and horizontally to other industries. We are in discussions with major cross-regional logistics companies to fill in their local distribution needs and potential clients who may need a additional warehousing space. We began construction of our third warehouse in Yuen Long, Hong Kong, and expect to finish sometime in the first quarter of 2025.

On October 2, 2024, our subsidiary United Warehouse Limited signed a Service Agreement with Starwarehouse Engineering Limited to install solar PV systems on the rooftops of our warehouses (the “Service Agreement”). The generated power will be sold to China Light and Power (CLP) at the defined tariff scheme rate, creating an additional long term stable revenue stream to the group, at the same time reducing our carbon footprint in the society. The partnership is expected to begin in early 2025 and continue until December 31, 2033. The foregoing description of the Service Agreement is qualified in its entirety by reference to the English translation of the Service Agreement, which is filed as Exhibit 10.10 and incorporated herein by reference.

Revenue Generating Operation in the Farther Future (Beyond the Next 12 Months)

In the future, we are looking into expanding more into the Business to Consumer (B2C) business opportunities.

Based on the market expertise of our management team in the furniture industry, and the cross-border ecommerce growth from China to Hong Kong, we are seeking to develop a furniture online ecommerce platform which can provide a one-stop furniture shopping experience for consumers. According to Statista, Hong Kong consumers prefer online shopping and the percentage of consumers choosing to shop online will reach 84.1% by 2027. China has a mature online furniture ecommerce market, with 50% of consumers in China already purchasing their furniture online. We plan to provide a rich selection of furniture from the already mature China ecommerce market to the consumers in Hong Kong, with integrated logistics, delivery and furniture assembly services with a simple press of a button on our future furniture ecommerce platform.

We are also looking into developing a one-stop ecommerce platform for Hong Kong consumers, providing them with niche products from big brands around the world that are not being offered locally in Hong Kong. By building up and utilizing logistic and warehousing partners in different countries, we seek to provide group shipping across different regions to Hong Kong to deliver products to Hong Kong using the most cost effective channels.

Results of Operations.

Three Months Ended September 30, 2024, as compared to Three Months Ended September 30, 2023

The following table sets forth selected financial information from our statements of comprehensive income for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023

Revenues	$390,275	$212,502
Cost of revenues	(193,891)	(88,893)
Gross profit	196,384	123,609
Operating expenses:
General and administrative expenses	(573,438)	(53,737)
Total operating expenses	(573,438)	(53,737)
(Loss) income from operations	(377,054)	65,872
Other income	612	108
(Loss) income before income taxes	(376,442)	65,980
Income tax expense	(2,531)	(19,887)
Net (loss) income	$(378,973)	$46,093

Revenues

The Company currently earns three types of income sources:

	Three Months Ended September 30,
	2024	2023

Logistic service income	$204,333	$34,541
Warehousing service income	134,638	–
Financial consulting income	51,204	177,961
	$390,275	$212,502

Revenues from logistic solution services to the customers, in which such local transportation, delivery and packaging services are recognized at the time the merchandise is packed and shipped by the Company to domestic destinations designed by the customers. Generally, the Company bills the invoices monthly and collects the receivable in a credit term of 30 days.

Revenues generating from storage services are recognized ratably over the term of the contract or arrangement, as the Company performs contractual obligations through continuous transfer of control to the customers, and they could simultaneously receive and consume the benefits of the Company’s performance as it occurs. The Company generally invoices customers monthly at the end of each month in arrear for services performed during the month. The performance obligation is satisfied when the services are performed. Warehousing contracts typically consist of ongoing storage service in a term of 1-6 years, subject to renewal option.

The Company also provides financial consulting services to the customers, and generally invoices customers when the performance obligation is satisfied. The duration of the service period is short, usually within 3 months. Transaction prices of financial consulting services to be rendered are typically based on contracted rates. The Company earns the fee arising from the facilitation of the placement of financing solutions among different credit institutions, which is recognized at a point in time when the service is completed and delivered to the customer.

Revenues of $390,275 for the three months ended September 30, 2024, increased by $177,773 or 83.66% from $212,502 in the same period of 2023, which was mainly due to introduction of new business in rendering logistics and warehousing services. Revenues of $212,502 for the three months ended September 30, 2023 consisted primarily financial consulting service.

For the three months ended September 30, 2024 and 2023, the individual customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at period-end dates, are presented as follows:

	Three months ended September 30, 2024		September 30, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Pro King International Warehouse Limited	$134,638	34.50%	$45,045
Furniture Station Limited	$138,982	35.61%	$91,501

	Three months ended September 30, 2023		September 30, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Furniture Station Limited	$31,069	14.62%	$31,074
Time Credit Limited	$38,465	18.10%	$4,991
Easy Funding Limited	$78,620	37.00%	$32,529
Golden Fields Finance Limited	$27,444	12.91%	$7,532

These customers are located in Hong Kong.

Cost of Revenues

Cost of revenues of $193,891 for the three months ended September 30, 2024 consisted primarily of the direct wages, telemarketing service charges, depreciation and amortization of right-of-use assets. Cost of revenues increased by $104,998 from $88,893 in the same period of 2023 which was mainly due to the increase in direct operating cost in connection with logistics and warehousing services. Cost of revenues of $88,893 for the three months ended September 30, 2023 consisted primarily of the associated costs in rendering the financial consulting service and depreciation and amortization of right-of-use assets.

For the three months ended September 30, 2024 and 2023, the individual vendors who accounted for 10% or more of the Company’s direct operating cost and its outstanding payable balances at period-end dates, are presented as follows:

	Three months ended September 30, 2024		September 30, 2024
Vendor	Cost of revenues	Percentage cost of revenues	Accounts payable
Ten Month Limited	$25,922	13.37%	$–
Ip Ming	$22,667	11.69%	$–
Giant Winner Limited	$44,726	23.07%	$–

	Three months ended September 30, 2023		September 30, 2023
Vendor	Cost of revenues	Percentage cost of revenues	Accounts payable
Giant Winner Limited	$25,840	29.07%	$–
廣州萬基斯投資顧問有限公司 (Guangzhou MKS Investment Consulting Co., Limited*)	$17,251	19.41%	$–
Wong Ka Che	$10,228	11.51%	$–

* for identification purpose only

These vendors are located in Hong Kong and China.

Gross Profit

We achieved a gross profit of $196,384 and $123,609 for the three months ended September 30, 2024 and 2023, respectively. The increase in gross profit is attributable to an increase in new business in rendering logistics and warehousing services.

Operating Expenses:

General and Administrative Expenses (“G&A”): General and administrative expenses of $573,438 and $57,737 for the three months ended September 30, 2024, and 2023, respectively. These expenses primarily include payroll, office operating cost, as well as professional fees.

Nine Months Ended September 30, 2024 compared to Nine Months Ended September 30, 2023

The following table sets forth selected financial information from our statements of comprehensive income for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023

Revenues	$1,019,593	$406,607
Cost of revenues	(517,252)	(181,675)
Gross profit	502,341	224,932
Operating expenses:
General and administrative expenses	(732,377)	(144,610)
Total operating expenses	(732,377)	(144,610)
(Loss) income from operations	(230,036)	80,322
Other income	1,597	420
(Loss) income before income taxes	(228,439)	80,742
Income tax expense	(36,045)	(19,887)
Net (loss) income	$(264,484)	$60,855

Revenues

The Company currently earns three types of income sources:

	Nine Months Ended September 30,
	2024	2023

Logistic service income	$468,142	$34,541
Warehousing service income	403,229	–
Financial consulting income	148,222	372,066
	$1,019,593	$406,607

Revenues from logistic solution services to the customers, in which such local transportation, delivery and packaging services are recognized at the time the merchandise is packed and shipped by the Company to domestic destinations designed by the customers. Generally, the Company bills the invoices monthly and collects the receivable in a credit term of 30 days.

Revenues generating from storage services are recognized ratably over the term of the contract or arrangement, as the Company performs contractual obligations through continuous transfer of control to the customers, and they could simultaneously receive and consume the benefits of the Company’s performance as it occurs. The Company generally invoices customers monthly at the end of each month in arrear for services performed during the month. The performance obligation is satisfied when the services are performed. Warehousing contracts typically consist of ongoing storage service in a term of 1-6 years, subject to renewal option.

The Company also provides financial consulting services to the customers, and generally invoices customers when the performance obligation is satisfied. The duration of the service period is short, usually within 3 months. Transaction prices of financial consulting services to be rendered are typically based on contracted rates. The Company earns the fee arising from the facilitation of the placement of financing solutions among different credit institutions, which is recognized at a point in time when the service is completed and delivered to the customer.

Revenues of $1,019,593 for the nine months ended September 30, 2024, increased by $612,986 or 151% from $406,607 in the same period of 2023, which was mainly due to introduction of new business in rendering logistics and warehousing services. Revenues of $406,607 for the nine months ended September 30, 2023 consisted primarily financial consulting service.

For the nine months ended September 30, 2024 and 2023, the individual customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at period-end dates, are presented as follows:

	Nine months ended September 30, 2024		September 30, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Pro King International Warehouse Limited	$403,229	39.55%	$45,045
Furniture Station Limited	$348,898	34.22%	$91,501

	Nine months ended September 30, 2023		September 30, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Time Credit Limited	$101,935	25.07%	$4,991
Easy Funding Limited	$172,911	42.53%	$32,529
Wings Finance Limited	$46,898	11.53%	$3,192

These customers are located in Hong Kong.

Cost of Revenues

Cost of revenues of $517,252 for the nine months ended September 30, 2024 consisted primarily of the direct wages, telemarketing service charges, depreciation and amortization of right of use assets. Cost of revenues increased by $335,577 from $181,675 in the same period of 2023 which was mainly due to the increase in direct operating cost in connection with logistics and warehousing services. Cost of revenues of $181,675 for the nine months ended September 30, 2023 consisted primarily of the associated costs in rendering the financial consulting service, such as, direct marketing costs.

For the nine months ended September 30, 2024 and 2023, the individual vendors who accounted for 10% or more of the Company’s direct operating cost and its outstanding payable balances at period-end dates, are presented as follows:

	Nine months ended September 30, 2024		September 30, 2024
Vendor	Cost of revenues	Percentage cost of revenues	Accounts payable
Ip Ming	$57,909	11.20%	$–
Giant Winner Limited	$134,793	26.06%	$–

	Nine months ended September 30, 2023		September 30, 2023
Vendor	Cost of revenues	Percentage cost of revenues	Accounts payable
廣州萬基斯投資顧問有限公司 (Guangzhou MKS Investment Consulting Co., Limited*)	$50,528	27.81%	$–
Wong Ka Che	$38,933	21.43%	$–
My Sweetheart Company Limited	$27,242	14.99%	$27,245

* for identification purpose only

These vendors are located in Hong Kong and China.

Gross Profit

We achieved a gross profit of $502,341 and $224,932 for the nine months ended September 30, 2024 and 2023, respectively. The increase in gross profit is attributable to an increase in new business in rendering logistics and warehousing services.

Operating Expenses:

General and administrative expenses of $732,377 for the nine months ended September 30, 2024, increased by $587,767 or 406% from $144,610 in the same period of 2023, due to increase in consultancy fees and legal and professional fee related to the reverse merger transaction for the nine months ended September 30, 2024.

General and administrative expenses of $144,610 for the nine months ended September 30, 2023. These expenses primarily include payroll, office operating cost, as well as professional fees.

Income Tax Expense

We incurred income tax expense of $36,045 and $19,887 under Hong Kong tax regime during the nine months ended September 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

Working Capital

As of September 30, 2024, we had cash and cash equivalents of $159,992, account receivables of $210,761 and prepaid expenses and other current assets of $17,125.

As of December 31, 2023, we had cash and cash equivalents of $120,319, accounts receivable of $74,263 and prepaid expenses and other current assets of $1,537.

As of September 30, 2024 and December 31, 2023, we had working capital deficit of $8,235,536 and $1,748,299, respectively.

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

Cash Flows

The following summarizes the key component of our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Net cash (used in) provided by operating activities	$(142,953)	$43,890
Net cash used in investing activities	$(446,497)	$(675,299)
Net cash provided by financing activities	$631,145	$609,824

Net Cash Used In Operating Activities

For the nine months ended September 30, 2024, net cash used in operating activities was $142,953, which consisted primarily of a net loss of $264,484, an increase of account receivables of $136,498, a decrease in account payables of $54,025, a decrease in construction payable of $261,372, an increase in prepaid expenses and other current assets of $13,597 and a decrease of lease liabilities of $125,961 offset by an increase in accrued liabilities and other payables of $471,225 , an increase in income tax payables of $36,045, and adjusted for non-cash items of depreciation for property and equipment of $55,658, amortization of right-of-use assets of $89,408 and interest expenses on lease liabilities of $60,648.

For the nine months ended September 30, 2023, net cash generated from operating activities was $43,890, which consisted primarily of a net income of $60,855, an increase in account payables of $27,245, an increase in accrued liabilities and other payables of $5,894 and an increase in income tax payable of $19,887 offset by an increase in account receivables of $100,150, an increase in prepaid expenses and other current assets of $1,532 and a decrease in lease liabilities of $3,064, and adjusted for non-cash items of depreciation for property and equipment of $5,442, amortization of right-of-use assets of $28,426 and interest expenses on lease liabilities of $887.

Net Cash Used In Investing Activities

Net cash used in investing activities of $446,497 and $674,412 for the nine months ended September 30, 2024 and 2023, respectively, represent the purchase of property and equipment during the period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $631,145 and $609,824 for the nine months ended September 30, 2024 and 2023, respectively, represent the amount advance from the Company’s director.

All advances are repayable on demand and interest-free.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Contractual Obligations and Commercial Commitments

We had no contractual obligations and commercial commitments as of September 30, 2024.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were effective as of September 30, 2024.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the period ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the period ended September 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation (1)
3.2	Amended and Restated Certificate of Designation, Preferences and Rights of Series B Preferred Stock (2)
3.3	Certificate of Amendment to Restated Articles of Incorporation filed January 17, 2023 (3)
3.4	Certificate of Amendment to Restated Articles of Incorporation filed April 23, 2024 (3)
3.5	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock (1)
4.2	Description of Securities (4)
10.1	Stock Purchase Agreement, dated August 15, 2024, by and between Marvion Inc., United Warehouse Management Corp., a British Virgin Island corporation, and the shareholders of United Warehouse Management Corp. (5)
10.2	Form of Promissory Note made by Marvion Inc. in favor of Chan Sze Yu. (5)
10.3	Form of Promissory Note made by Marvion Inc. in favor of Fong Hiu Ching. (5)
10.4	Form of Promissory Note made by Marvion Inc. in favor of Young Chi Kin Eric. (5)
10.5	Share Exchange Agreement Version 2021001 posted and available for public on 18 October, 2021 on http://www.marvion.media (1)
10.6	Confirmation dated October 18, 2021 by and among Lee Ying Chiu Herbert, So Han Meng Julian and Bonanza Goldfields Corp. (1)
10.7	Lease, dated April 1, 2024, by and between Giant Winner Limited and United Warehouse Management Limited covering 80,000 sq. ft.(4)
10.8	Lease, dated July 12, 2023, by and between Cheung Shun Shui and United Warehouse Management Limited(4)
10.9	Marvion Inc. 2023 Incentive Stock Plan (6)
10.10	Service Agreement, dated October 2, 2024, by and between United Warehouse Limited and StarWarehouse Engineering Limited *
21	Subsidiaries*
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

_______________________

*	Filed Herewith.

(1)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 26, 2021.
(2)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on December 14, 2021.
(3)	Incorporated by reference to the Exhibits to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2024.
(4)	Incorporated by reference to the Exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2024.
(5)	Incorporated by reference to the Exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2024.
(6)	Incorporated by reference to the Exhibit 99.1 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 21, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVION INC.

Date: November 12, 2024	By:	/s/ Chan Sze Yu
Name: Chan Sze Yu
Title: Chief Executive Officer and Chief Financial Officer

