Form 10-K
period 2024-12-31
Marvion Inc.
filed 2025-04-25
CIK 1439264

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Registrant’s telephone number, including area code: + 852-21114437

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at April 10, 2025
Common Stock, $0.0001 par value per share	340,389,151 shares

The aggregate market value of the 446,154,852 shares of Common Stock of the registrant held by non-affiliates on June 30, 2024 was $20,076,968.34, the last business day of the registrant’s second quarter, computed by reference to the closing price reported by the Over-the-Counter Bulletin Board on that date of $0.045.

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

Transfers of Cash to and from Our Subsidiaries

Marvion Inc. is a Nevada holding company with no operations of its own. We conduct our operations in Hong Kong primarily through our subsidiaries in the British Virgin Islands and Hong Kong. We may rely on dividends or other transfers of cash or assets to be made by our British Virgin Islands and Hong Kong subsidiaries to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. If our British Virgin Islands and Hong Kong subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. To date, our subsidiaries have not made any transfers, dividends or distributions of cash flows or other assets to Marvion Inc. and Marvion Inc. has not made any transfers, dividends or distributions of cash flows or other assets to our subsidiaries.

Marvion Inc. is permitted under the Nevada laws to provide funding to and receive funding from our subsidiaries in British Virgin Islands and Hong Kong through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. Our British Virgin Island and Hong Kong subsidiaries, United Warehouse Management Corp., KSK Logistics Limited, United Warehouse Management Limited and Propose Enterprise Limited, respectively, are also permitted under the laws of the British Virgin Islands and Hong Kong to provide and receive funding to and from Marvion Inc. through dividend distribution without restrictions on the amount of the funds. As of the date of this report, there has been no dividends or distributions among the holding company or the subsidiaries nor do we expect such dividends or distributions to occur in the foreseeable future among the holding company and its subsidiaries.

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

In order for us to pay dividends to our shareholders, we will rely on payments made from our British Virgin Islands and Hong Kong subsidiaries to Marvion Inc. If in the future we have PRC subsidiaries, certain payments from such PRC subsidiaries to Hong Kong subsidiaries will be subject to PRC taxes, including business taxes and VAT. As of the date of this report, we do not have any PRC subsidiaries and our British Virgin Islands and Hong Kong subsidiaries have not made any transfers, dividends or distributions nor do we expect to make such transfers, dividends or distributions in the foreseeable future.

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

viii

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Summary

Marvion Inc. is not a Hong Kong operating company but a Nevada holding company with operations conducted through its wholly owned subsidiaries based in the British Virgin Islands and Hong Kong. Our investors hold shares of common stock in Marvion Inc., the Nevada holding company. On September 12, 2024, Marvin consummated the acquisition of UWMC. UWMC is engaged in the business of logistics and warehousing services covering Hong Kong local market needs. It operates and its customers are primarily located in Hong Kong. As a result of the acquisition of UWMC, Marion became engaged in the business of logistics and warehousing services.

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

In addition to our logistics, warehousing and delivery services, we are utilizing our warehouse facilities to build up solar photovoltaic system on the rooftops which can generate solar power and sell to CLP Power Hong Kong Limited under the Feed-in Tariff scheme. This will provide the group with a long-term, stable revenue stream while further reducing its carbon footprint.

Market Information

Logistics.

KSK was founded by our Director and CEO, Mr. Chan Sze Yu, who has an extensive work experience and relationship with the furnishing and appliance industry. Mr. Chan saw the opportunity to provide logistic services for the furnishing and appliance industry with his experience how to handle these special products properly with cautions, making sure the packages are delivered without damage. KSK has been operating with a stable customer base, with larger clients such as Furniture Station, Asis-Express Logistics Holdings Limited (HKEX: 8620.HK) and Federal Express (NYSE: FDX). KSK provides the last mile package delivery for the customers with a team of 9 employees and six 5.5 tons trucks that travel around different districts in Hong Kong. KSK’s client base currently consists of commercial customers, with 83% customers in the furniture industry, and 17% in miscellaneous other industries. Since our customers are commercial business customers, we do not engage in public marketing is required. At present, most of the business customers are developed and maintained by Mr. Chan directly through his business relationships with the customers. KSK’s logistics business are operated from UWML’s warehouse in Hong Kong. KSK may, from time to time, work with UWML to provide a one-stop packaged logistic and warehousing service to our customers.

The lifecycle of a typical delivery is briefly described below.

Work flow of a typical delivery

Step 1: Product Pickup.

Our courier team collects the product from the sender once it receives a delivery order. Unless the sender chooses pay-at-arrival service, our pickup team collects the delivery service fee from the sender at the time of pickup. The pickup team collects and sends the product to our centralized control sorting hub in Hong Kong twice per day. Typically, products that are picked up before 9 a.m. will be shipped to the hub on the same day. Through each waybill, we assign a unique tracking number and corresponding barcode to each product. The waybills, coupled with our automated systems, allow us to track the status of each individual product throughout the entire pickup, sorting and delivery process.

Step 2: Product Sorting and Transportation.

Upon receipt of products shipped from various pickup outlets within its coverage area, the sorting hub sorts, further packs and dispatches the products to the destination by the courier team. Barcodes on each waybill attached to the products are scanned as they go through each sorting and transportation gateway allowing us to track the progress of each product.

Step 3: Product Delivery.

Products are then delivered to the recipients by our network delivery team. Once the recipient signs on the waybill to confirm receipt, a full service cycle is completed and the settlement of delivery service fee promptly ensues on our network payment settlement system.

Pricing determination

Pricing of our services is based on our operating costs, service requested, fees assessed by our network partners, market conditions and competition. We participate in a fee sharing arrangement in which the pickup and delivery outlets share the delivery service fees of each delivery order. When we deliver through our network partners, we allocate a portion of the services fees, or network transit fees, to our network partners for express delivery services. The fee typically consists of a fixed amount for a waybill attached to each product and a variable per product amount based on parcel weight and route. Historically, delivery service fees charged by our network partners have experienced declines due in part to market competition. Based on the market conditions and our cost base, we may evaluate and adjust our service pricing from time to time.

We leverage our subcontractor network to reduce costs and generate fees. Before initiating deliveries through our network partners, we are able to search through our system to compare and find the most competitive pricing for pick up and last mile deliveries. This arrangement allows us to control our per product costs. Because our network is transparent, our delivery subcontractors are able to directly connect with other member logistic service suppliers.. We facilitate these connections by providing information and guidance on valuation of the transferred business with participation by both sides.

In light of the competitive nature of our market, we believe that our success will depend upon the reliability and quality of services provided and cost management. As a general matter, we strive to maintain high quality services and meet customer satisfaction. We believe that we have established systems and procedures to achieve service standardization and quality control over the services provided by us and our network partners. We constantly monitor and seek to improve on a series of key service quality indicators such as delivery delay rate, complaint rate and damaged parcel rate. Further, we believe that our focus on the cable and data equipment industry provides a competitive advantage that has enabled us to provide valued added services to better able to meet the specific needs of our customers.

Warehousing and Distribution Services.

UWML began its warehousing business in 2023 and is integrated with KSK’s logistic business to provide a one-stop logistic and warehousing service solution. Its goal is to develop specialty warehousing service, such as cold storage and warehousing for special purposes. Our target customers are business customers that can make use of a larger storage area with longer term commitments.

UWML operates a warehousing facility in Yuen Long, Hong Kong, which is comprised of 24,000 sq. ft. of cold storage and 38,600 sq. ft. of warehousing space and 2 dedicated employees. The warehousing facility is located on a 140,000 sq. ft. parcel of land in Yuen Long, Hong Kong. The land is subject to a 6 year lease with an option to extend for an additional 12 years upon mutually acceptable terms. UWML is permitted to build additional warehousing facilities on this parcel of land.

UWML’s current cold storage and warehousing facilities are fully utilized by its existing customers. UWML has started the construction of an additional 18,000 sq ft warehouse with two floors, providing an addition of 36,000 sq ft of storage spaces. We expect the construction to complete and the new spaces be available for use by the second quarter of 2025. Our strategy is to build additional warehousing facilities progressively as we see potential new customer needs to be coming, so the cost of building new facilities can be covered in a much better planned investment schedule.

Warehousing and distribution services enable UWML to greatly expand its involvement in our customers’ supply chain, post arrival of international shipments into Hong Kong. By providing inventory management, order fulfillment, and other services, our customers benefit from cost savings related to space, equipment, and labor due to efficiencies of scale. Our warehousing and distribution services include:

•	Transloading of cargo from incoming containers to trucks for delivery;
•	Pick and pack services;
•	Quality control services under customer instructions;
•	Kitting;
•	Storage;
•	Inventory management; and
•	Delivery services, including e-commerce fulfillment services.

Our warehousing and distribution customer base includes freight customers with warehousing and distribution needs as well as customers who are exclusively warehousing and distribution service users. Such customers are in a variety of industries, including footwear, apparel, giftware, and home appliances. We bill customers under three broad categories — storage, transloading (with quick turnaround and no storage) and other warehouse services listed above. The location of our existing warehouse, within 19 miles of the Port of Hong Kong and 37 miles from Hong Kong Airport, is an important factor for our customers. Racking as well as bulk storage space availability enables us to handle a variety of customer requirements. In recent years, severe congestion at the terminals serving the Port of Hong Kong has increased the demand for transloading as well as short-term storage services at warehouses such as ours that are within a 50-mile radius of the port.

Business Consulting Services

PEL provides business consultation services to business clients with 3 dedicated employees. PEL was responsible for identifying the business opportunities in the logistics and warehousing services. The pandemic accelerated the shift to online shopping in Hong Kong due to the global travel lockdowns and local government measures. Consumers have become accustomed to the convenience and safety of ecommerce and are likely to continue shopping online even as physical stores become available again. We believe that this this change in behavior will result in business opportunities in the local logistic and warehousing services.

Through our business advisory services of PEL, we maintain a list of business contacts, as well as customers through business referrals of KSK and PEL customers. Because our target customer are corporate customers seeking longer service terms and larger spaces, we have found that direct sales to be the most effective way to approach our potential customers.

Future Plans

Logistics

KSK’s plan for the foreseeable future is to continue to grow its logistics and warehousing service corporate client base. KSK intends to engage deeper with cross-regional logistics providers, providing them with local last mile delivery services in order to cover a larger regional scope and volume in 2025.

KSK expects to expand the size of the KSK transportation team for 2025. The Company intends to expand its delivery fleet through contractual partnerships with individual truck owners to better control costs and return on investment during business the expansion.

Warehousing

UWML current warehousing spaces are fully utilized. UWML intends to construct an additional 18,000 sq ft warehouse on its existing land, with an anticipated cost of approximately US$200,000 for construction and set up of the new warehousing facilities. The new warehouse is expected to provide an additional 28% of warehousing space and will occupy approximately 60% of the total existing land. As business expands, we expect to continue constructing additional warehouses. UWML expects that it will require approximately $1,200,000 to support future warehousing expansion in 2025, which will include building additional warehousing facilities and installation of advanced cooling systems to support cold storage service spaces. An addition of 36,000 sq ft of new warehouse facilities will be available by Q2 2025 to meet with on-going market demands.

In addition, UWML is utilizing the warehouse rooftops to install solar photovoltaic systems, which can generate solar power and selling to CLP Power Hong Kong Limited under the Feed-in Tariff scheme, providing the company with an additional long term and stable revenue stream and further reducing its carbon footprint.

Business Consulting

PEL expects to organically grow its business consultation services through serving existing business clients and obtaining new business opportunities through referrals from clients or personal contacts of our management. PEL may in the future share human and other resources with our other business segments.

Major Customers

For the years ended December 31, 2024 and 2023, the individual customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at period-end dates, are presented as follows:

	Year ended December 31, 2024		December 31, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A (Pro King International Warehouse Limited)	$551,200	35.70%	$58,037
Customer B (Furniture Station Limited)	$457,112	29.60%	$70,720

	Year ended December 31, 2023		December 31, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer C (Easy Funding Limited)	$173,034	26.24%	$4,037
Customer A (Pro King International Warehouse Limited)	$134,127	20.34%	$–
Customer D (Time Credit Limited)	$122,975	18.65%	$4,372
Customer B (Furniture Station Limited)	$118,206	17.92%	$58,254

Our group revenue as of December 31, 2024 is recorded at $1,544,108, with a net loss of $733,663, as compared to a revenue of $659,526 with a net profit of $9,344 as of 31 December 2023. The group maintains a net cash balance of $322,426 as of December 31, 2024, as compared to $120,319 as of December 31, 2023.

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

Our corporate organization chart is below:

Marvion Inc.
(US OTC: MVNC
100%
United Warehouse Management Corp.
(BVI)
100%
100%
100%
KSK Logistic Limited
(Hong Kong)
United Warehouse Management Limited
(Hong Kong)
Propose Enterprise Limited
(Hong Kong)

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

Stock	Voting Rights	Ownership
Common Stock	One vote per share	4.26% held by Lee Ying Chiu Herbert. 5.35% held by Young Chi Kin Eric. 5.22% held by Chan Sze Yu.
Series A Preferred Stock	Holders of Series A Preferred Stock are entitled to vote on matters submitted to a vote of the shareholders with each one share having 200 votes. Series A Preferred Stock do not convert into Common Stock.	100% held by Young Chi Kin Eric.
Series B Preferred Stock	Holders of Series B Preferred Stock have no voting rights, and Series B Preferred Stock do not convert into Common Stock.	Approximately 92% held by Lee Ying Chiu Herbert.
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

100% held by Lee Ying Chiu Herbert.

Young Chi Kin Eric and Chan Sze Yu will be entitled to control approximately 91.61% and 0.81%, respectively, of our voting power on matters submitted to a vote of the shareholders. We do not intend to utilize controlled company exemptions.

We reported a net loss of $733,663 and a net income of $9,344 for the years ended December 31, 2024 and 2023, respectively. We had current assets of $651,399 and current liabilities of $4,822,588 as of December 31, 2024. As of December 31, 2023, our current assets and current liabilities were $198,470 and $2,288,523, respectively. The financial statements for the years ended December 31, 2024 and 2023 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and short-term and long-term debt.

We are organized under the laws of the State of Nevada as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, or to effect service of process on the officers and directors managing the foreign subsidiaries.

Corporate History

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

Acquisition of Marvion Holdings Limited, Our Management Advisory Services and DOT Solution Services Business

On October 18, 2021, we acquired all of the issued and outstanding shares of Marvion Holdings Limited (hereafter referred to as, Marvion), a British Virgin Islands limited liability company, from Lee Ying Chiu Herbert, our director and controlling shareholder, and So Han Meng Julian, a shareholder of Marvion, in exchange for 139,686,481,453 shares of our issued and outstanding common stock, all in accordance with the terms of that certain Share Exchange Agreement and Confirmation. The Company has issued 1,217,764,822 shares of common stock and will increase the authorized share to issue the remaining 138,468,716,631 shares of its common stock. In connection with the acquisition, So Han Meng Julian was appointed to serve as the Chief Executive Officer of Marvion Private Limited and Marvion Studios Limited, and a director of the Company. The Company relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Act in selling the Company’s securities to the shareholders of Marvion. The foregoing descriptions of the Share Exchange Agreement and the Confirmation are not complete and are qualified in their entirety by reference to the complete text of the Share Exchange Agreement and Confirmation, which are incorporated herein by reference and attached hereto as Exhibits 10.5 and 10.6.

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

Name Change and Increase in Authorized Capital

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

The Articles of Incorporation was amended on January 17, 2023, to effect the Corporate Actions.

Reverse Stock Split

Effective April 23, 2024, the Company effectuated a reverse stock split whereby each three thousand (3,000) shares of Common Stock issued and outstanding prior to the effective time were combined and converted into one (1) shares of Common Stock.

Acquisition of UWMC

On August 15, 2024, Marvion Inc., a Nevada corporation (the “Company”), United Warehouse Management Corp., a British Virgin Island corporation (“UWMC”) and eleven shareholders of UWMC entered into a Share Exchange Agreement (the “SEA”) pursuant to which the shareholders of UWMC agreed to transfer to the Company 4,000 shares of UWMC, constituting all of the issued and outstanding securities of UWMC, in exchange for 148,148,150 shares of common stock of the Company, par value $0.0001 per share (the “Acquisition Shares”), as set forth below:

Stockholder	Number of Shares of Common Stock of UWMC Held	Number of Shares of Common Stock of UWMC To Be Selling	Number of Shares of Common Stock of MVNC To Be Issuing
Pang Wai Kwong	320	320	11,851,852
Lee Kwok Chuen	320	320	11,851,852
Lau Siu Mee	320	320	11,851,852
Ho Kai Ki Decky	320	320	11,851,852
Lau Kam Wai	320	320	11,851,852
Kam Tsz Ching	320	320	11,851,852
Chan Wing Man	320	320	11,851,852
Chan Wan Man	320	320	11,851,852
Chan Sze Yu	480	480	17,777,778
Fong Hiu Ching	480	480	17,777,778
Young Chi Kin Eric	480	480	17,777,778

TOTAL	4,000	4,000	148,148,150

In addition to the Acquisition Shares, the Company agreed to make earnout payments in the aggregate amount of $5.5 million (collectively, the “Earn Out Payments”) upon UWMC’s achievement of certain net income performance milestones during each six month period ending June 30 and December 31 (each, a “Performance Period”) for a total of nine Performance Periods. The Earn Out Payments will be payable in the form of interest free promissory notes and shared equally among Chan Sze Yu, Fong Hiu Ching and Young Chi Kin Eric who are also shareholders of UWMC. The Acquisition transactions contemplated by the SEA were consummated on September 12, 2024. The estimated fair value of the total earnout liability was $4,999,306 as of December 31, 2024, which included the vested earning payable of $1,000,000.

The foregoing descriptions of the SEA and the Promissory Notes are qualified in their entirety by reference to the SEA and the Promissory Notes, which are filed as Exhibits 10.1 through and including 10.4 and incorporated herein by reference.

Subsequently, the performance milestone for the six-month period ended December 31, 2024, was satisfied, and the Company agreed to make the earn-out payments by June 30, 2025.

During the year ended December 31, 2024, the Company issued the following convertible notes:

			As of December 31,
			2024	2023
	Issue date	Maturity date
Convertible note A	August 1, 2023	December 31, 2024	5,000	–
Convertible note B	August 8, 2023	December 31, 2024	5,000	–
Convertible note C	November 11, 2023	December 31, 2024	160,000	–
			170,000	–

The Company issued convertible notes to seven third parties, the proceeds of which were used for operations. Convertible note A and B carried interest at 5% per annum. The convertible notes are convertible to shares of the Company’s common stock after 6 months of issuance unless such shares are covered by a resale registration statement. The conversion rate is determined at $0.02 per share. These convertible notes were due on December 31, 2024. At the date of filing, the Company and these note holders are negotiating the final repayment plan.

As a result of the Acquisition, Marvion became engaged in the business of logistics and warehousing services. Concurrently with the acquisition of UWMC, the Company also divested its ownership of Marvion Holdings Limited and all of its subsidiaries and ceased the lifestyle, media and entertainment creation and distribution, and technology businesses.

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

INTELLECTUAL PROPERTY AND PATENTS

We rely on trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect the any future company or product brand. These legal means, however, afford only limited protection and may not adequately protect our rights. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention. Any unauthorized disclosure or use of our intellectual property could increase our costs and harm our operating results.

The laws of Hong Kong and the PRC may not protect our brand and intellectual property to the same extent as U.S. laws, if at all. We may be unable to fully protect our intellectual property rights in our country. Further, companies in the internet, social media technology and other industries may own large numbers of patents, copyrights and trademarks and may frequently request license agreements, threaten litigation or file suit against us based on allegations of infringement or other violations of their intellectual property rights.

We intend to seek the widest possible protection for significant product and process developments in our major markets through a combination of trade secrets, trademarks, copyrights and patents, if applicable. We anticipate that the form of protection will vary depending upon the level of protection afforded by the particular jurisdiction. We expect that our revenue will be derived principally from our operations in the PRC and Hong Kong where intellectual property protection may be more limited and difficult to enforce. In such instances, we may seek protection of our intellectual property through measures taken to increase the confidentiality of our findings.

We intend to register trademarks as a means of protecting the brand names of our companies and products. We intend to protect our trademarks against infringement and also seek protection of registered design and product patents.

We rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. We expect that, where applicable, we will require our employees to execute confidentiality agreements upon the commencement of employment with us. We expect these agreements to provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. The agreements will also provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of the Company. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

COMPETITION

We operate in a competitive market that is under a special group of industry competitors both locally and from China. The business advisory industry with run with PEL is highly fragmented while the direct competitors in the business advisory market in which we operate with minor focus now.

Our logistic business under KSK has been operating in the market with long term relationships with our clients, especially some of the bigger ones like Furniture Station. Competitors against existing market is low, but as we try to expand into bigger market coverage, a lot of local small competitors do exist in the market, so pricing pressures may exist. Since most of the last mile delivery markets are competing mostly based on pricing, larger local logistics companies, such as Kerry Express do not have bigger advantage to compete. Recently we see the arrival of the two China based logistics companies SF Express and Cainiao entering the Hong Kong market where we may face more competitions on market expansions but we may also seek partnership opportunities with them to grow together, similar to how we are servicing FedEx on some of their local last mile delivery as well.

Both import and export in Hong Kong dropped in the year 2023, so the demand of warehousing services has dropped also, leaving with lots of empty warehouses to compete in the market. But by providing a comprehensive logistics and warehousing services in one-stop, and with newer facilities, we do have better competitiveness in the market. The first half of 2024 is showing good growth both in import and export markets of Hong Kong, so we will see bigger market demand of warehousing services and with land already reserved to build more warehousing spaces when market needs them, we should continue to stay well competing in the Hong Kong market.

EMPLOYEES

We are currently operating with 7 full time and 6 part time employees. Our directors and officers are located in Hong Kong.

We have the following fulltime employees located in Hong Kong as set forth below:

Executive officers	1
Operational Management	1
Business Development	11
Total	13

We are required to contribute to the Mandatory Provident Fund (“MPF”) for all eligible employees in Hong Kong between the ages of eighteen and sixty-five. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. For the years ended December 31, 2024 and 2023, the MPF contributions by us were $6,703 and $6,305, respectively. We have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

None of our employees in Hong Kong are members of a trade union. We believe that we maintain good relationships with our employees and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

GOVERNMENT AND INDUSTRY REGULATIONS

Marvion Inc. is a Nevada corporation with operating businesses located in Hong Kong. We also have a subsidiary incorporated under the laws of the British Virgin Islands. As such, the parent holding company, Marvion Inc. is subject to the laws and regulations of the United States of America while our operating businesses are subject to the laws and regulations of Hong Kong, as applicable, including labor, occupational safety and health, contracts, tort and intellectual property laws. Furthermore, we need to comply with the rules and regulations of Hong Kong governing the data usage and regular terms of service applicable to our potential customers or clients. As the information of our potential customers or clients are preserved in Hong Kong, we need to comply with the Hong Kong Personal Data (Privacy) Ordinance.

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

Hong Kong

UWMC’s operations in Hong Kong are subject to the laws and regulations of Hong Kong governing businesses concerning, in particular labor, occupational safety and health, contracts, tort and intellectual property. Furthermore, we need to comply with the rules and regulations of Hong Kong governing the data usage and regular terms of service applicable to our potential customers or clients. As the information of our potential customers or clients is preserved in Hong Kong, we need to comply with the Hong Kong Personal Data (Privacy) Ordinance.

China

UWMC is also subject to the laws and regulations of China governing foreign exchange regulations which limit our ability to convert foreign currency into Renminbi, acquire PRC companies, or make dividend payments to UWMC.

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

In accordance with the Regulations on Management of Housing Provident Fund, which were promulgated by the State Council on April 3, 1999 and last amended on March 24, 2002, employers must register at the designated administrative centers and open bank accounts for depositing employees’ housing funds. Employers and employees are also required to pay and deposit housing funds, with an amount no less than 5% of the monthly average salary of the employee in the preceding year in full and on time. UWMC and its subsidiaries has not registered at the designated administrative centers nor opened bank accounts for depositing employees’ housing funds. It also has not deposited employees’ housing funds. UWMC may be ordered by the housing provident fund management center to complete the registration formalities, open bank accounts, make the payment and deposit within a prescribed time limit if it becomes subject to PRC laws. Failing to register or open bank accounts at the expiration of the time limit could result in fines of not less than RMB10,000 nor more than RMB50,000. And an application may be made to a people’s court for compulsory enforcement if payment and deposit has not been made after the expiration of the time limit.

PRC Regulations Relating to Foreign Exchange

General Administration of Foreign Exchange

The principal regulation governing foreign currency exchange in the PRC is the Administrative Regulations of the PRC on Foreign Exchange (the “Foreign Exchange Regulations”), which were promulgated on January 29, 1996, became effective on April 1, 1996 and were last amended on August 5, 2008. Under these rules, RMB is generally freely convertible for payments of current account items, such as trade- and service-related foreign exchange transactions and dividend payments, but not freely convertible for capital account items, such as capital transfer, direct investment, investment in securities, derivative products or loans unless prior approval by competent authorities for the administration of foreign exchange is obtained. Under the Foreign Exchange Regulations, foreign-invested enterprises in the PRC may purchase foreign exchange without the approval of SAFE to pay dividends by providing certain evidentiary documents, including board resolutions, tax certificates, or for trade and services related foreign exchange transactions, by providing commercial documents evidencing such transactions.

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

INSURANCE

We maintain insurance policies that we consider to be in line with market practice and adequate for our business. We currently maintain insurance for adverse events in clinical trials as we estimate the risk exposure to be minimal. We currently do not maintain product liability insurance or key person insurance.

CORPORATE INFORMATION

Our corporate and executive office is located at Room 1401, 14/F, Phase 1, Austin Tower, 22-26 Auston Avenue, Jordan, Kowloon, Hong Kong, telephone number +852-21114437.

NEAR-TERM REQUIREMENTS FOR ADDITIONAL CAPITAL

We believe that we will require approximately $5,000,000 over the next 12 months and an additional $2,500,000 for the twelve months following to implement our business plan. For the immediate future, we intend to finance our business expansion efforts through loans and investments from existing shareholders, financial institutions and investors.

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

Transfer Online Inc. is located at 512 SE Salmon Street, Portland Oregon 97214, telephone number (503) 227-2950, facsimile (503) 227-6874, serves as our stock transfer agent.

ITEM 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained in this prospectus before making an investment decision. Our business, prospects, financial condition, and results of operations may be materially and adversely affected as a result of any of the following risks. The value of our securities could decline as a result of any of these risks. You could lose all or part of your investment in our securities. Some of the statements in “Risk Factors” are forward looking statements.

Risks Related to the Business

Our costs may be affected by the market land value in the local market.

Use of land for building up our warehousing facilities contribute to a large part of our business operational costs. Land owners may raise our costs to use the land if local land value goes up significantly. We are always trying to sign on longer term land use agreements when the local land market value is low. However, if land market value goes up in the future, our costs of operations may also increase.

There are legal liabilities associated with operating a warehouse including those relating to safety and custody of products stored in the warehouse. Any losses arising from accidents to personnel operating the warehouse or damage to products stored in the warehouse may materially and adversely affect our business and results of operations.

We operate our warehouses in accordance with applicable health and safety regulations. While we have purchased insurance coverage to reduce the liability that may arise in the course of operating a warehouse, such as events that result in damage to customer items, there can be no assurance that such coverage will be sufficient, if at all. Any claims on insurance may also result in increases in insurance premiums which may adversely affect our operating results. Any such losses may materially and adversely affect our financial condition and results of operations.

Competition from mainland China and other cross-regional players may adversely affect our business and results of operations.

Competition from leading mainland China logistic companies SF Express and Cainiao has been increasing, who are better financed and more mature than us. Although market competitors with large capital may not always succeed in the last mile delivery market, such as Kerry Express did not grow as expected, these major players from China may still cause pricing pressure or otherwise chip away at our customer base. While the risk with larger player exists, we are attempting to create partnerships or cooperations with them by servicing their last mile delivery needs.

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

Our Auditor is based in Houston, Texas and is subject to PCAOB inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Malaysian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor. Furthermore, due to the recent developments in connection with the implementation of the Holding Foreign Companies Accountable Act, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCA Act that the PCAOB be permitted to inspect the issuer’s public accounting firm within two or three years, may result in the delisting of our securities from applicable trading markets in the U.S., in the future if the PCAOB is unable to inspect our accounting firm at such future time.

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

Furthermore, as Article 177 is a recently promulgated provision, it remains unclear as to how it will be interpreted, implemented or applied by the Chinese Securities Regulatory Commission or other relevant government authorities. As such, there are uncertainties as to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) be permitted to inspect the issuer's public accounting firm within three years. This three year period was shortened to two years when the Accelerating Holding Foreign Companies Accountable Act was enacted in December 2022. If the U.S. securities regulatory agencies are unable to conduct such investigations, there exists a risk that they may determine to suspend or de-register our registration with the SEC and may also delist our securities from applicable trading market within the US.

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

Substantially all of our assets and all of our officers and directors are located in Hong Kong. As a result, it may be difficult for stockholders to enforce any judgment obtained in the United States against us, our officers or directors, which may limit the remedies otherwise available to our stockholders.

Substantially all of our assets are located in Hong Kong. Moreover, all of our current directors and officers are Hong Kong nationals or are otherwise located in Hong Kong. All or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for our stockholders to effect service of process within the United States upon our subsidiaries or any individuals. In addition, there is uncertainty as to whether the courts of Hong Kong or the PRC would recognize or enforce judgments of U.S. courts obtained against us or our officers and/or directors predicated upon the civil liability provisions of Hong Kong against us or such persons predicated upon the securities laws of the United States or any state thereof. It is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties under the United States Federal securities laws or otherwise.

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

ITEM 2. Properties.

Our corporate and executive office is located at Room 1401, 14/F, Phase 1, Austin Tower, 22-26 Austin Avenue, Jordan, Kowloon, Hong Kong.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information.

Shares of our common stock are quoted on the OTC Pink under the symbol “MVNC”. As of April 23, 2025, the last closing price of our securities was $0.0065.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the Pink Sheets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended December 31, 2024:
Fourth Quarter	$0.0202	$0.0153
Third Quarter	$0.0450	$0.0180
Second Quarter	$3.00	$0.0310
First Quarter	$3.00	$1.20

Fiscal year ended December 31, 2023:
Fourth Quarter	$0.0012	$0.0005
Third Quarter	$0.0015	$0.0008
Second Quarter	$0.0016	$0.0008
First Quarter	$0.0024	$0.0014

(b)  Approximate Number of Holders of Common Stock

As of April 10, 2025, there were approximately 134 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

(c)  Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We paid no dividends during the periods reported herein, nor do we anticipate paying any dividends in the foreseeable future.

(d)  Equity Compensation Plan Information

The information in the section entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” is incorporated herein.

(e)  Recent Sales of Unregistered Securities

None.

ITEM 6. RESERVED.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended December 31, 2024 and 2023. The discussion and analysis that follows should be read together with the section entitled “Cautionary Note Concerning Forward-Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Overview.

We are a development stage company and reported a net loss of $733,663 and a net income of $9,344 for the years ended December 31, 2024 and 2023, respectively. We had current assets of $651,399 and current liabilities of $4,822,588 as of December 31, 2024. As of December 31, 2023, our current assets and current liabilities were $198,470 and $2,288,523, respectively.

Our financial statements for the years ended December 31, 2024 and 2023 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

Results of Operations.

Comparison of the fiscal years ended December 31, 2024 and 2023

The following table sets forth certain operational data for the years indicated:

	Fiscal Years Ended December 31,
	2024	2023
Revenues:
Supply chain segment	$1,335,397	$265,076
Financial segment	208,711	394,450
Total revenue	1,544,108	659,526
Cost of revenue:
Supply chain segment	(742,314)	(208,661)
Financial segment	(37,989)	(169,230)
Total cost of revenue	(780,303)	(377,891)
Gross profit	763,805	281,635
Operating expenses:
General and administrative expenses	(1,378,773)	(255,507)
Income (loss) from operation	(614,968)	26,128
Interest expense	(120,602)	–
Other income	1,907	592
Income (loss) before income taxes	(733,663)	26,720
Income tax expense	–	(17,376)
Net income (loss)	$(733,663)	$9,344

Revenue

For the years ended December 31, 2024 and 2023, the individual customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at year dates, are presented as follows:

	Year ended December 31, 2024		December 31, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Pro King International Warehouse Limited	$551,200	35.70%	$58,037
Furniture Station Limited	$457,112	29.60%	$70,720

	Year ended December 31, 2023		December 31, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Easy Funding Limited	$173,034	26.24%	$4,037
Pro King International Warehouse Limited	$134,227	20.34%	$–
Time Credit Limited	$122,975	18.65%	$4,372
Furniture Station Limited	$118,206	17.92%	$58,254

These customers are located in Hong Kong. Our customers are not parties to any long-term contracts and operate on a purchase order basis.

Cost of Revenue

Cost of revenues of $780,303 for the year ended December 31, 2024 consisted primarily of the direct wages, telemarketing service charges, depreciation and amortization of right-of-use assets. Cost of revenues increased by $402,412 from $377,891 in the same period of 2023 which was mainly due to the increase in direct operating cost in connection with logistics and warehousing services. Cost of revenues of $377,891 for the year ended December 31, 2023 consisted primarily of the associated costs in rendering the financial consulting service and depreciation and amortization of right-of-use assets.

For the years ended December 31, 2024 and 2023, the individual vendors who accounted for 10% or more of the Company’s direct operating cost and its outstanding payable balances at year-end dates, are presented as follows:

	Year ended December 31, 2024		December 31, 2024
Vendor	Cost of revenues	Percentage cost of revenues	Accounts payable
Giant Winner Limited	$179,376	22.86%	$–
Ten Month Limited	$106,116	13.60%	$75,515

	Year ended December 31, 2023		December 31, 2023
Vendor	Cost of revenues	Percentage cost of revenues	Accounts payable
Giant Winner Limited	$70,970	18.78%	$–
廣州萬基斯投資顧問有限公司 (Guangzhou MKS Investment Consulting Co., Limited*)	$69,597	18.42%	$–
My Sweetheart Company Limited	$57,095	15.11%	$57,243
Wong Ka Che	$38,961	10.31%	$–

* for identification purpose only

These vendors are located in Hong Kong and China. Our vendors are not parties to any long-term contracts and operate on a purchase order basis.

Gross Profit

We achieved a gross profit of $763,805 and $281,635 for the years ended December 31, 2024 and 2023, respectively. The increase in gross profit is attributable to an increase in new business in rendering logistics and warehousing services.

General and Administrative Expenses (“G&A”)

General and Administrative Expenses (“G&A”): General and administrative expenses of $1,378,773 and $255,507 for the years ended December 31, 2024, and 2023, respectively. These expenses primarily include payroll, office operating costs, as well as professional fees. The significant increase in G&A for the year ended December 31, 2024 was mainly attributable to one-off consultancy fee, legal and professional fees incurred in relation to corporate merger.

Income Tax Expense

We incurred no income tax expense during the year ended December 31, 2024.

We incurred income tax expense of $17,376 during the year ended December 31, 2023.

Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the years ended December 31, 2024 and 2023.

	Years ended December 31,
	2024	2023
Net cash (used in) provided by operating activities	$(179,521)	$216,247
Net cash used in investing activities	$(500,283)	$(1,031,262)
Net cash provided by financing activities	$895,145	$884,465

Net Cash Used In Operating Activities

For the year ended December 31, 2024, net cash used in operating activities was $179,521, which consisted primarily of a net loss of $733,663, an increase of account receivables of $237,937, a decrease in construction payable of $361,294, an increase in prepaid expenses and other current assets of $12,885 and a decrease of lease liabilities of $169,178 offset by an increase in accrued liabilities and other payables of $866,282, an increase in accounts payable of $60,713, and adjusted for non-cash items of depreciation for property and equipment of $88,186, amortization of right-of-use assets of $119,356, interest expenses on promissory notes of $120,602 and interest expenses on lease liabilities of $80,297.

For the year ended December 31, 2023, net cash provided by operating activities was $216,247, which consisted primarily of a net profit of $9,344, an increase accounts payable of $57,243, an increase in accrued liabilities and other payables of $109,860 and an increase in income tax payable of $17,376, and adjusted for non-cash items of depreciation for property and equipment of $21,783, amortization of right-of-use assets of $58,186 and interest expenses on lease liabilities of $21,433, offset by a decrease of lease liabilities of $3,178, an increase in account receivables of $74,263 and an increase in prepaid expenses and other current assets of $1,537.

Net Cash Used In Investing Activities

Net cash used in investing activities of $500,283 and $1,031,262 for the years ended December 31, 2024 and 2023, respectively, represent the purchase of property and equipment during the years.

Net Cash Provided by Financing Activities

For the year ended December 31, 2024, net cash provided by financing activities of $895,145 which consisted primarily of $826,716 advance from the Company’s shareholder and $68,429 advance from the Company’s director.

For the year ended December 31, 2023, net cash provided by financing activities of $884,465 represent the amount advance from the Company’s director.

Working Capital

As of December 31, 2024, we had cash and cash equivalents of $322,426, prepaid expenses and other current assets of $16,773 and accounts receivable of $312,200.

As of December 31, 2024 and 2023, we had working capital deficit of $4,171,189 and $2,090,053, respectively.

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

Material Cash Requirements

As of December 31, 2024, we had an accumulated deficit of $6,070,973. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

We had no contractual obligations and commercial commitments as of December 31, 2024 and 2023.

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

In March 2024, the FASB issued ASU No. 2024-02, which removes references to the Board’s concepts statements from the FASB Accounting Standards Codification (the “Codification” or ASC). The ASU is part of the Board’s standing project to make “Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements.” The Company’s management does not believe the adoption of ASU 2024-02 will have a material impact on its combined financial statements and disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires that an entity disclose, in the notes to financial statements, specified information about certain costs and expenses. The amendment in the ASU is intended to enhance the transparency and decision usefulness to better understand the major components of an entity’s income statement. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of the new standard on its combined financial statements which is expected to result in enhanced disclosures.

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

MARVION INC.

VICTOR MOKUOLU, CPA PLLC Accounting | Advisory | Assurance & Audit | Tax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Marvion, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marvion, Inc. (the “Company”) as of December 31, 2024, and December 31, 2023, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3, Going Concern Uncertainties, to the financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit of $6,576,027 and $99,732, and working capital deficit of $8,675,549 and $1,748,299 as of December 31, 2024, and December 31, 2023 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee equivalent and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

An audit of this element is especially challenging and requires auditor judgment due to the nature and extent of audit effort required to address this matter, including the extent of specialized skill or knowledge needed.

Business Combination

As disclosed in Note 1, Description of Business and Organization, to the consolidated financial statements, in August 2024, the Company and United Warehouse Management Corp., a British Virgin Island corporation (“UWMC”) entered into a Share Exchange Agreement (“SEA”). In reliance on ASC 805-50-15, the Company has accounted for the share exchange transaction as a business combination involving a reverse merger and recapitalization of the Company, whereby UWMC is deemed to be the accounting acquirer and the Company to be the legal acquirer.

And as disclosed in Note 10, Promissory Notes Payable and Earn-out Payable, to the consolidated financial statements, in connection with the SEA, the Company has agreed to make contingent earnout payments in the aggregate amount of $5.5 million upon UWMC’s achievement of certain operating net income performance milestones during each six months period ending June 30 and December 31 (each, a “Performance Period”) for a total of nine Performance Periods ending December 31, 2028. The performance criteria is based on aggregate of net earnings of the Company’s operating subsidiaries, excluding the expenses incurred by the headquarter during the respective Performance Period. The Company has the option to pay the earnout amount in cash or in shares of common stock of the Company. The Earn Out Payments has been recorded as a payable in the consolidated financial statements in the form of interest free promissory notes among shareholders of UWMC. As of December 31, 2024, the Company recorded $1,000,000 is earn-out payable to UWMC shareholders.

We identified the nature and attributes of the transaction, the business activities of the Company, accounting treatment, and the method used to account for the transaction as a critical audit matter. The principal considerations for our determination were: (1) determining if the transaction qualifies as a business combination (2) evaluating whether the acquired set is a business or a group of assets, (3) identifying the consideration exchanged, (4) identifying the acquirer, (5) application of accounting method used for the business combination, and (6) underlying criteria for the earn-out payable captured in the promissory notes, and assumptions used in the carrying value of the promissory notes.

Our audit procedures related to management’s treatment of the share exchange transaction, included the following, among others: (1) reviewing the details of the share exchange agreement, (2) assessing whether the acquired Company qualifies as a business or a group of assets, (3) evaluating management’s application of reverse merger treatment to have UWMC as the accounting acquirer for accounting purposes, (4) assessing the measurement of consideration exchanged, (5) recognition of the exchange on the consolidated financial statements, (6) reviewed the SEA for criteria for earn-out, the underlying data used to compute the earn-out and (7) assessed management’s recognition of the earn-out payable as of December 31, 2024.

/s/ Victor Mokuolu, CPA PLLC

We have served as the Company’s auditor since 2025.

Houston, Texas

April 25, 2025

www.vmcpafirm.com | Ph: 713.588.6622 | Fax: 1.833.694.1494 | ask@vmcpafirm.com

MARVION INC.

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2024	2023
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$322,426	$120,319
Accounts receivable, net	312,200	74,263
Prepaid expenses and other current assets	16,773	3,888
Total current assets	651,399	198,470

Non-current assets:
Construction in progress	399,780	886,896
Property and equipment, net	1,739,468	764,371
Right-of-use assets, net	1,244,794	1,357,270
Total non-current assets	3,384,042	3,008,537

TOTAL ASSETS	$4,035,441	$3,207,007

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$117,956	$57,243
Accrued liabilities and other payables	1,161,150	294,868
Amount due to director	1,088,838	1,020,409
Amount due to shareholder	826,716	–
Construction payable	342,540	639,751
Convertible notes payable	170,000	170,000
Promissory notes payable	16	16
Earn-out payable	1,000,000	–
Lease liabilities	97,857	88,816
Income tax payable	17,515	17,420
Total current liabilities	4,822,588	2,288,523

Non-current liabilities:
Lease liabilities	1,254,618	1,345,094
Promissory notes payable	3,999,306	4,878,704
Total non-current liabilities	5,253,924	6,223,798

TOTAL LIABILITIES	10,076,512	8,512,321

Commitments and contingencies (Note 17)	–	–

Shareholders’ deficit:
Preferred stock, par value $0.0001, 30,000,000,000 shares authorized, 18,999,999 and 18,999,999 shares undesignated as of December 31, 2024 and 2023, respectively	–	–
Preferred stock, Series A, par value $0.0001, 10,000,000 shares designated, 10,000,000 and 10,000,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1,000	1,000
Preferred stock, Series B, par value $0.0001, 1,000,000 shares designated, 366,346 and 366,346 shares issued and outstanding as of December 31, 2024 and 2023, respectively	37	37
Preferred stock, Series C, par value $0.001, 1 share designated, 1 and 1 share issued and outstanding as of December 31, 2024 and 2023, respectively	1	1
Common stock, par value $0.0001, 270,000,000,000 shares authorized, 308,958,835 and 308,958,835 shares issued and outstanding as of December 31, 2024 and 2023, respectively	30,897	30,897
Accumulated other comprehensive income (loss)	(2,033)	61
Accumulated losses	(6,070,973)	(5,337,310)
Total shareholders’ deficit	(6,041,071)	(5,305,314)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$4,035,441	$3,207,007

See accompanying notes to consolidated financial statements.

MARVION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2024	2023
		(Restated)
Revenues	$1,544,108	$659,526
Cost of revenue	(780,303)	(377,891)

Gross profit	763,805	281,635

Operating expenses:
General and administrative	(1,378,773)	(255,507)
Total operating expenses	(1,378,773)	(255,507)

INCOME (LOSS) FROM OPERATIONS	(614,968)	26,128

Other income (expense):
Interest income	1,907	592
Interest expense	(120,602)	–
Total other (expense) income, net	(118,695)	592

INCOME (LOSS) BEFORE INCOME TAXES	(733,663)	26,720

Income tax expense	–	(17,376)

NET INCOME (LOSS)	(733,663)	9,344

Other comprehensive income (loss):
Foreign currency adjustment gain (loss)	(2,094)	30

COMPREHENSIVE INCOME (LOSS)	$(735,757)	$9,374

Net income (loss) per share:
– Basic and diluted(1)	$(0.00)	$0.00

Weighted average common shares outstanding:
– Basic and diluted	194,189,333	148,148,150

(1)	less than $0.01

See accompanying notes to consolidated financial statements.

MARVION INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred Stock		Common stock		Additional	Accumulated other		Total
	No. of		No. of		paid-in	comprehensive	Accumulated	shareholders’
	shares	Amount	shares	Amount	capital	income (loss)	deficit	deficit

Balance as of January 1, 2023	10,366,346	$1,038	160,810,685	$16,082	$41,639,772	$31	$(1,213,498)	$40,443,425
Recapitalization of legal acquirer	–	–	148,148,150	14,815	(41,639,772)	–	(4,133,156)	(45,758,113)

Balance as of January 1, 2023 (restated)	10,366,346	$1,038	308,958,835	$30,897	$–	$31	$(5,346,654)	$(5,314,688)

Foreign currency translation adjustment	–	–	–	–	–	30	–	30
Net income for the year	–	–	–	–	–	–	9,344	9,344

Balance as of December 31, 2023	10,366,346	$1,038	308,958,835	$30,897	$–	$61	$(5,377,310)	$(5,305,314)

Balance as of January 1, 2024 (restated)	10,366,346	$1,038	308,958,835	$30,897	$–	$61	$(5,377,310)	$(5,305,314)

Foreign currency translation adjustment	–	–	–	–	–	(2,094)	–	(2,094)
Net loss for the year	–	–	–	–	–	–	(733,663)	(733,663)

Balance as of December 31, 2024	10,366,346	$1,038	308,958,835	$30,897	$–	$(2,033)	$(6,070,973)	$(6,041,071)

See accompanying notes to consolidated financial statements.

MARVION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2024	2023
		(Restated)
Cash flows from operating activities
Net (loss) income	$(733,663)	$9,344
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation of property and equipment	88,186	21,783
Amortization of right-of use assets	119,356	58,186
Interest expenses on lease liabilities	80,297	21,433
Interest expenses on promissory notes	120,602	–
Change in operating assets and liabilities:
Accounts receivable	(237,937)	(74,263)
Accounts payable	60,713	57,243
Construction payable	(361,294)	–
Prepaid expenses and other current assets	(12,885)	(1,537)
Accrued liabilities and other payables	866,282	109,860
Operating lease liabilities	(169,178)	(3,178)
Income tax payable	–	17,376
Net cash (used in) provided by operating activities	(179,521)	216,247

Cash flows from investing activities
Purchase of property and equipment	(500,283)	(1,031,262)
Net cash used in investing activities	(500,283)	(1,031,262)

Cash flows from financing activities
Advances from director	68,429	884,465
Advances from shareholder	826,716	–
Net cash provided by financing activities	895,145	884,465

Foreign currency translation adjustment	(13,234)	(1,764)

Net change in cash and cash equivalents	202,107	67,686

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	120,319	52,633

CASH AND CASH EQUIVALENTS, END OF YEAR	$322,426	$120,319

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

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

In connection with the share exchange transaction, all former officers and directors of the Company resigned and new officers and directors were appointed. Such share exchange transaction has been accounted for as a reverse merger and recapitalization of the Company, whereby UWMC is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). Accordingly, the consolidated assets, liabilities and results of operations of the Company will become the historical financial statements of UWMC, and the Company’s assets, liabilities and results of operations will be consolidated with UWMC beginning on the date of the share exchange transaction. No goodwill is recognized in this transaction. The historical financial statements prior to the share exchange transaction are those of the accounting acquirer (UWMC). Historical stockholders’ equity of the accounting acquirer prior to the reverse merger is retroactively restated (a recapitalization) for the equivalent number of shares received in the merger. Operations prior to the merger are those of the acquirer. After completion of the share exchange transaction, the Company’s accompanying consolidated financial statements for the years ended December 31, 2024 and 2023 have been restated for all periods presented accordingly.

In addition to the share exchange transaction, the Company agreed to make earnout payments in the aggregate amount of $5.5 million (collectively, the “Earn Out Payments”) upon UWMC’s achievement of certain net income performance milestones during each six-month period ending June 30 and December 31 (each, a “Performance Period”) for a total of nine Performance Periods ending December 31, 2028. The estimated fair value of the total earnout liability was $4,999,306 as of December 31, 2024, which included the vested earnout payable of $1,000,000. The Earn Out Payments will be payable in the form of interest free promissory notes and shared equally among the shareholders of UWMC. The share exchange transaction contemplated by the SEA was consummated on September 12, 2024. Details refer to Note 10 also.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The reporting currency of the Company is United States Dollar (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintains its books and record in its local currencies, Hong Kong Dollars (“HKD”), for details, please refer to foreign currencies translation in note 2.

Basis of consolidation

The consolidated financial statements include the accounts of MVNC and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

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

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash in readily available checking and saving accounts. They consist of highly liquid investments that are readily convertible to cash and that mature within three months or less from the date of purchase. The carrying amounts approximate fair value due to the short maturities of these instruments. The Company maintains its bank accounts in Hong Kong.

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

As of December 31, 2024 and 2023, no allowance for expected credit losses is recorded as the Company considers all of the outstanding accounts receivable fully collectible in the foreseeable future.

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

Construction in progress and construction payable

Construction-in-progress primarily consists of the construction of warehouse facilities that have not yet been placed into service for their intended use. No depreciation is provided for construction in progress until the assets are completed and are placed into service. Construction payable represented the development costs payable from the construction of warehouse facilities. This warehouse facilities are expected to be placed for service in April 2025.

Impairment of Long-lived Assets

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property, plant and equipment and construction in progress owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There was no impairment of long-lived assets identified for the years ended December 31, 2024 and 2023.

Leases

The Company adopts the FASB Accounting Standards Update (“ASU”) 2016-02 “Leases (Topic 842)” for all periods presented. This standard requires lessees to recognize lease assets (“right-of-use”) and related lease obligations (“lease liabilities”) on the consolidated balance sheet for leases with terms in excess of twelve months. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. Finance leases are included in finance lease ROU assets and finance lease liabilities in the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease and finance lease ROU assets and liabilities are recognized, based on the present value of lease payments over the lease term discounted using the rate implicit in the lease. In cases where the implicit rate is not readily determinable, the Company uses its incremental borrowing rate of 5.75% based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate that the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments, in a similar economic environment and over a similar term. The Company depreciated the ROU assets on a straight-line basis from the lease commencement date to the earlier of the end of the useful life of the ROU assets or the end of the lease term. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

Logistic services

Revenues from logistic solution services to the customers, in which such local transportation, delivery and packaging services at the time the customers require packed products to be shipped by the Company to domestic destinations designed by the customers. The Company’s performance obligation has been satisfied when the products been delivered to the designated recipient and confirmed the completion with customer. Generally, the Company will reconcile the delivery order with customer monthly and recognized revenue after completion of monthly reconciliation. The Company will issue invoice to customers at each month end, and usually provide the receivable in a credit term of 30 days.

Warehousing services

Revenues from storage services at the designated warehouse facilities are recognized ratably over the term of the contract or arrangement, as the Company performs contractual obligations through continuous transfer of control to the customers, and they could simultaneously receive and consume the benefits of the Company’s performance as it occurs. The Company generally invoices customers monthly at the end of each month in arrear for services performed during the month. The performance obligation is satisfied when the services are performed. Warehousing contracts typically consist of ongoing storage service in a term of 1-6 years, subject to renewal option. The Company recognized revenue when the Company issued monthly invoices to customers.

Financial consulting services

The Company also provides financial consulting services to the customers, and generally invoices customers when the performance obligation is satisfied. The duration of the service period is short, usually within 3 months. Transaction prices of financial consulting services to be rendered are typically based on contracted rates. The Company earns the fee arising from the facilitation of the placement of financing solutions with different credit institutions, which is recognized at a point in time when the service is completed and delivered to the customer. The Company recognized revenue when the Company issued invoices to customers after the performance obligation satisfied.

The Company is acting as a principal in providing aforementioned services and accordingly recognizes revenue on a gross basis as the Company and customers will agree on charges and selects carriers or service providers at Company’s own discretion.

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

For the years ended December 31, 2024 and 2023, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2024 and 2023, the Company did not have any significant unrecognized uncertain tax positions.

The Company is subject to tax in local and foreign jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by the relevant tax authorities.

Segment reporting

Accounting Standards Codification (“ASC”) 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments.

The Company uses the management approach to determine reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM”), Mr. Chan Sze Yu (a chief executive officer of the Company), for making decisions, allocating resources and assessing performance, as the following reportable segments.

– Supply chain segment	Provision of logistic service and warehousing service
– Financial segment	Provision of financial consulting service

Based on the management’s assessment, the Company determined that it has two reportable operating segments, as defined by ASC 280. For the years ended December 31, 2024 and 2023, all of the Company’s revenue and assets are locally generated in Hong Kong. Therefore, no geographical segments are presented.

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 for the years ended December 31, 2024 and 2023.

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

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange gain (loss) are recorded in the consolidated statement of operations.

The reporting currency of the Company is US$ and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintains its books and record in its local currencies, HKD, which are their respective functional currencies, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the consolidated statements of changes in shareholders’ deficit.

Translation of amounts from HKD into US$1 has been made at the following exchange rates for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Year-end HKD:US$ exchange rate	0.1288	0.1281
Average HKD:US$ exchange rate	0.1282	0.1278

Comprehensive income (loss)

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income (loss) as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of changes in stockholders’ deficit, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income (loss) is not included in the computation of income tax expense or benefit.

Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

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

Commitments and contingencies

The Company follows ASC 450-20, “Contingencies” to report accounting for contingencies. Certain conditions may exist as of the date of the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

In March 2024, the FASB issued ASU No. 2024-02, which removes references to the Board’s concepts statements from the FASB Accounting Standards Codification (the “Codification” or ASC).

The ASU is part of the Board’s standing project to make “Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements.” The Company’s management does not believe the adoption of ASU 2024-02 will have a material impact on its combined financial statements and disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires that an entity disclose, in the notes to financial statements, specified information about certain costs and expenses. The amendment in the ASU is intended to enhance the transparency and decision usefulness to better understand the major components of an entity’s income statement. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of the new standard on its combined financial statements which is expected to result in enhanced disclosures.

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

The Company has suffered from an operating loss during the current year and incurred accumulated deficit of $6,070,973 and 5,337,310 as of December 31, 2024 and 2023, respectively. The Company reported working capital deficit of $4,171,189 and $2,090,053 as of December 31, 2024 and 2023, respectively. The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its major shareholders. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

4.       REVENUE FROM CONTRACTS WITH CUSTOMERS

The following is a disaggregation of the Company’s revenue by major source for the respective years:

		Years ended December 31,
		2024	2023
Types of segments/revenue sources	Time of recognition

Supply chain segment:
Logistic service income	Point-in-time	$703,453	$130,949
Warehousing service income	Over time	631,944	134,127
		1,335,397	265,076
Financial segment:
Financial consulting income	Point-in-time	208,711	394,450
Total revenues		$1,544,108	$659,526

These customers are located in Hong Kong.

5.       CONSTRUCTION IN PROGRESS AND CONSTRUCTION PAYABLE

The development costs of $399,780 for a warehouse building not yet placed into service are capitalized as construction in progress on the consolidated balance sheets and are not depreciated until ready for service. Once placed into operating service, the building will be depreciated on a straight-line basis over its estimated useful life which generally 12 years, based on the lease term of the leasehold land.

The construction payable of $342,540 on the consolidated balance sheets represented the unpaid invoices for warehouse building construction.

This warehouse building is structurally completed in May 2025.

6.       PROPERTY AND EQUIPMENT, NET

As of December 31, 2024 and 2023, Property and equipment, net consisted of the following:

	December 31, 2024	December 31, 2023
At cost:
Warehouse facilities	$1,809,774	$786,211
Equipment	1,159	–
Motor vehicle	39,099	–
	1,850,032	786,211
Less: accumulated depreciation	(110,564)	(21,840)
	$1,739,468	$764,371

Depreciation expense for the years ended December 31, 2024 and 2023 were $88,186 and $21,783, respectively.

7.       LEASES

The Company has entered into commercial operating leases with various third parties for the use of leasehold land in Hong Kong. These leases have original terms ranging from 6 to 12 years. These operating leases are included in “Right-of-use Assets” on the consolidated balance sheets and represent the Company’s right to use the underlying assets during the lease term. The Company’s obligation to make lease payments are included in “Lease liabilities” on the consolidated balance sheets.

Supplemental balance sheet information related to operating leases was as follows:

	As of
	December 31, 2024	December 31, 2023
Operating lease:
Right-of-use asset, net	$1,244,794	$1,357,270

Lease liabilities:
Current lease liabilities	$97,857	$88,816
Non-current lease liabilities	1,254,618	1,345,094

Total lease liabilities	$1,352,475	$1,433,910

Operating lease expense for the years ended December 31, 2024 and 2023 was $119,356 and $58,186, respectively.

Other supplemental information about the Company’s operating lease as of:

	As of
	December 31, 2024	December 31, 2023
Weighted average discount rate	5.75%	5.75%
Weighted average remaining lease term (years)	10.88	11.87

Operating lease commitments:

The following table summarizes the future minimum lease payments due under the Company’s operating leases in the next five years, as of December 31, 2024:

Year ending December 31,
2025	$173,073
2026	173,073
2027	173,073
2028	173,073
2029	165,346
Thereafter	965,807
Total minimum finance lease liabilities payment	1,823,445
Less: imputed interest	(470,970)

Future minimum lease liabilities	$1,352,475

8.       AMOUNT DUE TO DIRECTOR

As of December 31, 2024 and 2023, the amount represented temporary advances made by a director, Mr. Chan to the Company for capital expenditure and working capital purposes, which was unsecured, interest-free and repayable on demand. The balance was $1,088,838 and $1,020,409 as of December 31, 2024 and 2023, respectively.

9.       AMOUNT DUE TO SHAREHOLDER

As of December 31, 2024 and 2023, the amount represented temporary advances made by a shareholder, Mr. Young to the Company for capital expenditure and working capital purposes, which was unsecured, interest-free and repayable on demand. The balance was $826,716 and $0 as of December 31, 2024 and 2023, respectively.

10.       PROMISSORY NOTES PAYABLE AND EARNOUT PAYABLE

The Company entered into certain promissory notes with its shareholders in connection with the Share Purchase Agreement (“SEA”) and agreed to make the contingent earnout payments in the aggregate amount of $5.5 million (collectively, the “Earn Out Payments”) upon UWMC’s achievement of certain operating net income (as defined below) performance milestones during each six months period ending June 30 and December 31 (each, a “Performance Period”) for a total of nine Performance Periods ending December 31, 2028. These contingent earnout payments become vested upon the satisfaction of specific performance criteria, which is determined by the aggregate of net earnings of its operating subsidiaries, excluding the expenses incurred by the headquarter during the respective Performance Period. The Company has the option to pay any earnout amount in cash or in shares of common stock of the Company. The Earn Out Payments will be payable in the form of interest free promissory notes and shared equally among Chan Sze Yu, Fong Hiu Ching and Young Chi Kin Eric, who are also shareholders of UWMC. The share exchange transaction contemplated by the SEA was consummated on September 12, 2024. Subsequent to the closing of the SEA, Chan Sze Yu, Fong Hiu Ching and Young Chi Kin Eric become the Company’s shareholders. The estimated fair value of the total earnout liability was $4,999,306 as of December 31, 2024, which included the vested earnout payable of $1,000,000.

The foregoing descriptions of the SEA and the Promissory Notes are qualified in their entirety by reference to the SEA and the Promissory Notes.

As of December 31, 2024, pursuant to the terms and calculations of the earnout provision, management has determined that the earnout payment of $1 million is vested, whereas the performance criteria for the Performance Period ended December 31, 2024 was satisfied. The earnout amount of $1 million was recognized as “earnout payable”. Subsequently, the Company agreed to make the earnout payments on or before June 30, 2025.

The following table summarizes the contingent earnout payments due under the Company’s earnout provision:

For the Performance Period ending
December 31, 2024	$1,000,000
June 30, 2025	1,000,000
December 31, 2025	500,000
June 30, 2026	500,000
December 31, 2026	500,000
June 30, 2027	500,000
December 31, 2027	500,000
June 30, 2028	500,000
December 31, 2028	500,000
Total contingent earnout payment	5,500,000
Less: imputed interest	(500,694)
Less: earnout payable recognized as of December 31, 2024	(1,000,000)
Promissory notes payable	$3,999,306

11.       CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

			As of December 31,
			2024	2023
	Issue date	Maturity date
Convertible note A	August 1, 2023	December 31, 2024	$5,000	$–
Convertible note B	August 8, 2023	December 31, 2024	5,000	–
Convertible note C	November 11, 2023	December 31, 2024	160,000	–
			$170,000	$–

The Company issued convertible notes to seven third parties, for which the proceeds were used for operations. Convertible note A and B carried interest at 5% per annum. The convertible notes are convertible to shares of the Company’s common stock after 6 months of issuance unless such shares are covered by a resale registration statement. The conversion rate is determined at $0.02 per share.

These convertible notes were due on December 31, 2024. At the date of filing, the Company and these note holders are negotiating the final repayment plan.

12.       SHAREHOLDERS’ DEFICIT

Preferred stock

As of December 31, 2024 and 2023, the Company’s authorized shares were 30,000,000,000 shares of preferred stock, with a par value of $0.0001.

As of December 31, 2024 and 2023, the Company had 10,000,000 and 10,000,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of December 31, 2024 and 2023, the Company had 366,346 and 366,346 shares of Series B Preferred Stock issued and outstanding, respectively.

As of December 31, 2024 and 2023, the Company had 1 and 1 share of Series C Preferred Stock issued and outstanding, respectively.

Common stock

As of December 31, 2024 and 2023, the Company’s authorized shares were 270,000,000,000 shares of common stock, with a par value of $0.0001.

On March 11, 2024, the Company filed its Restated Articles of Incorporation with the Nevada Secretary of State (the “Articles of Incorporation”) to effect a 1-for-3000 reverse stock split of its issued and outstanding Common Stock (the “Reverse Stock Split”) which was approved by the Company’s stockholders at a special meeting in lieu of annual meeting held on February 29, 2023, and issue to all shareholders that directly as a result of the Reverse Stock Split would hold less than 100 shares of common stock of the Company (each, an “Affected Shareholder”) such number of additional shares of common stock so that each Affected Shareholder shall hold 100 shares of common stock of the Company after the Reverse Stock Split. On May 8, 2024, the Reverse Stock Split became effective upon the approval from FINRA. Accordingly, all common shares and per share amounts in these accompanying consolidated financial statements have been adjusted retroactively to reflect the reverse stock split as if the split occurred at the beginning of the earliest period presented.

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

As of December 31, 2024 and 2023, the Company had 308,958,835 and 308,958,835 shares of its common stock issued and outstanding, respectively.

13.       NET (LOSS) INCOME PER SHARE

The calculation of the basic and diluted net income (loss) per share attributable to common stockholders of the Company is as follows (in dollars, except share data):

	Years ended December 31,
	2024	2023

Net (loss) income attributable to common shareholders	$(733,663)	$9,344

Weighted average common shares outstanding – Basic and diluted	194,189,333	148,148,150

Net (loss) income per share – Basic and diluted #	$(0.00)	$0.00

#	For net loss per share during the year ended December 31, 2024, common stock equivalents were not included in the computation of diluted net loss per share since such inclusion would have been anti-dilutive. For net income per share during the year ended December 31, 2023, basic and diluted net income per share was less than $0.01.

The share amounts are presented on a retroactive basis, after the effect of Reverse Stock Split (see Note 12).

14.        INCOME TAX

For the years ended December 31, 2024 and 2023, the local (“United States of America”) and foreign components of (loss) income before income taxes were comprised of the following:

	Years ended December 31,
	2024	2023

Tax jurisdiction from:
- Local	$(135,693)	$–
- Foreign, including
British Virgin Islands	(263,951)	–
Hong Kong	(334,019)	26,720
(Loss) income before income taxes	$(733,663)	$26,720

The provision for income taxes consisted of the following:

	Years ended December 31,
	2024	2023

Current:
- Local	$–	$–
- Foreign	–	17,376

Deferred:
- Local	–	–
- Foreign	–	–

Income tax expense	$–	$17,376

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

For the years ended December 31, 2024 and 2023, there were no operating incomes.

BVI

Under the current BVI law, UWMC is not subject to tax on income.

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current period, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2024 and 2023 is as follows:

	Years ended December 31,
	2024	2023

(Loss) income before income taxes	$(334,019)	$91,463
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(55,113)	15,091
Tax effect of non-deductibles items	55,428	2,383
Tax effect on non-taxable items	(315)	(98)
Income tax expense	$–	$17,376

The following table sets forth the significant components of the deferred tax assets of the Company as of December 31, 2024 and 2023:

	As of
	December 31, 2024	December 31, 2023

Deferred tax assets:
NOL – US tax regime	$135,693	$–
NOL – British Virgin Islands tax regime	263,951	–
NOL – Hong Kong tax regime	423,296	41,630
	822,940	41,630
Less: valuation allowance	(822,940)	(41,630)
Deferred tax assets, net	$–	$–

As of December 31, 2024 and 2023, the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to income taxes would be classified as a component of the provision for income taxes in the consolidated statements of operations. The Company does not expect any significant change in its uncertain tax positions in the next twelve months.

15.       RELATED PARTY TRANSACTIONS

From time to time, the directors of the Company advanced funds to the Company for capital expenditures and working capital purpose. Those temporary advances are unsecured, non-interest bearing and have no fixed terms of repayment.

Nature of relationships with related parties

Name of related party	Relationship with the Company
Chan Sze Yu	Director of the Company
Young Chi Kin Eric	Individual shareholder

Related party balances consisted of the following:

		As of December 31,
Name	Nature	2024	2023

Chan Sze Yu	Amount due to director	$1,088,838	$1,020,409
Young Chi Kin Eric	Amount due to shareholder	826,716	–
		$1,915,554	$1,020,409

As at December 31, 2024 and 2023, these amounts due to director and shareholder represented the cash advances from these related parties to the Company for operating purposes. These balances due are unsecured, interest free and repayable on demand.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

16.       CONCENTRATIONS OF RISKS

The Company is exposed to the following concentrations of risks:

(a)	Major customers

For the years ended December 31, 2024 and 2023, the individual customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at year-end dates, are presented as follows:

	Year ended December 31, 2024		December 31, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$551,200	35.70%	$58,037
Customer B	$457,112	29.60%	$70,720

	Year ended December 31, 2023		December 31, 2023
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer C	$173,034	26.24%	$4,037
Customer A	$134,227	20.34%	$–
Customer D	$122,975	18.65%	$4,372
Customer B	$118,206	17.92%	$58,254

These customers are located in Hong Kong.

(b)	Major vendors

For the years ended December 31, 2024 and 2023, the individual vendors who accounted for 10% or more of the Company’s direct operating cost and its outstanding payable balances at year-end dates, are presented as follows:

	Year ended December 31, 2024		December 31, 2024
Vendor	Cost of revenues	Percentage cost of revenues	Accounts payable
Vendor A	$179,377	22.99%	$–
Vendor B	$106,116	13.60%	$75,515

	Year ended December 31, 2023		December 31, 2023
Vendor	Cost of revenues	Percentage cost of revenues	Accounts payable
Vendor A	$70,970	18.78%	$–
Vendor C	$69,597	18.42%	$–
Vendor D	$57,095	15.11%	$57,243
Vendor E	$38,961	10.31%	$–

These vendors are located in Hong Kong and China.

(c)	Credit risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. Cash equivalents are maintained with high credit quality institutions in Hong Kong, the composition and maturities of which are regularly monitored by the management. The Hong Kong Deposit Protection Board pays compensation up to a limit of HK$800,000 (equal to $103,019) if the bank in Hong Kong with which an individual/a company hold its eligible deposit fails.

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

17.       COMMITMENTS AND CONTINGENCIES

On August 15, 2024, the Company, United Warehouse Management Corp., a British Virgin Island corporation (“UWMC”) and eleven shareholders of UWMC entered into a Share Exchange Agreement (the “SEA”) pursuant to which the shareholders of UWMC agreed to transfer to the Company 4,000 shares of UWMC, constituting all of the issued and outstanding securities of UWMC, in exchange for 148,148,148 shares of common stock of the Company, par value $0.0001 per share (the “Acquisition Shares”). In addition to the Acquisition Shares, the Company agreed to make earnout payments in the aggregate amount of $5.5 million (collectively, the “Earn Out Payments”) upon UWMC’s achievement of certain net income performance milestones during each six-month period ending June 30 and December 31 (each, a “Performance Period”) for a total of nine Performance Periods. The Earn Out Payments will be payable in the form of interest free promissory notes and shared equally among Chan Sze Yu, Fong Hiu Ching and Young Chi Kin Eric, who are also shareholders of the Company. The estimated fair value of the total earnout liability was $4,999,306 as of December 31, 2024, which included the vested earnout payable of $1,000,000.

As of December 31, 2024, pursuant to the terms and calculations of the earnout provision, management has determined the final earnout of $1 million being vested pursuant to the agreement. As of December 31, 2024, this earnout amount has not been paid to these shareholders and recognized as “earnout payable” on the consolidated balance sheets.

Except as noted above, the Company had no other material commitments or contingencies as of December 31, 2024.

18.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2024, up through the date the Company issued the consolidated financial statements. The Company had no material recognizable subsequent events since December 31, 2024, except as noted below:

On February 10, 2025, the Company offered 31,408,394 shares pursuant to the Marvion Inc. 2023 Stock Inventive Plan, as amended.

On March 12, 2025, the Company issued 31,430,316 shares of its common stock to certain consultants to settle their fees payable due at December 31, 2024.

On April 1, 2025, the Company and Kwai Bon Transportation Limited (the “Customer”) entered into a Warehouse Storage Service Agreement (the “Agreement”) pursuant to which the Customer will pay a monthly fee of HKD $235,000 (approximately USD $30,128) for the use of a 17,000 square feet storage space in the Company’s warehouse facility, for a period of Two (2) years, commencing April 1, 2025, and ending March 31, 2027. Thereafter, the agreement will automatically renew for an additional one year period unless earlier terminated upon three months prior written notice.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Termination of Olyainka Oyebola & Co. and Engagement of Victor Mokuolu, CPA PLLC

On March 21, 2025, our Board of Directors accepted the resignation of Olayinka Oyebola & Co. (“OO”) as our independent registered public accountant, effective immediately. Except as noted in the paragraph immediately below, the reports of OO on the Company’s consolidated financial statements for the years ended December 31, 2023 and 2022, did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of OO on the Company’s consolidated financial statements as of and for the year ended December 31, 2023, contained explanatory paragraphs which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company suffered from an suffered an accumulated deficit of $51,840,444 and net loss of $51,840,444, which raised substantial doubt about its ability to continue as a going concern.

During the years ended December 31, 2023 and 2022, the Company has not had any disagreements with OO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to OO’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s consolidated financial statements for such periods.

During the years ended December 31, 2023 and 2022, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

We have requested that OO furnish us with a letter addressed to the Commission stating whether it agrees with the above statements. A copy of this letter was included as Exhibit 16.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2025.

Concurrently therewith, we retained the firm of Victor Mokuolu, CPA PLLC (“VM”), to audit our consolidated financial statements for our fiscal year ending December 31, 2024.

During the fiscal years ended December 31, 2023 and 2022, and through the date of this Form 8-K, neither the Company nor anyone acting on its behalf consulted VM regarding (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and VM did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, (2) any matter that was either the subject of a disagreement with OO on accounting principles or practices, financial statement disclosure or auditing scope or procedures, which, if not resolved to the satisfaction of OO, would have caused OO to make reference to the matter in their report, or a “reportable event” as described in Item 304(a)(1)(v) of Regulation S-K of the SEC’s rules and regulations.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were effective as of December 31, 2024.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Annual Report On Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

ITEM 9B. Other Information.

During the fourth quarter ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

As of the date of this report, the Company has not yet adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the issuer’s securities by directors, officers and employees, or the issuer itself. The issuer recently acquired a new operating business and hopes to adopt such a policy as its business stabilizes.

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

Name	Age	Position
CHAN Sze Yu	39	CEO, CFO, Secretary and Director

CHAN Sze Yu, age 39, was appointed to serve as our Chief Executive Officer, Chief Financial Officer, Secretary and Director on August 12, 2024. He is also the Chief Executive Officer of a group of local furniture and logistics companies, including Furniture Station, MA.NI Home Services Ltd, Power King (Hong Kong) Logistics Company Limited, Wing Fat Furniture Factory and CIMA SOFA. Mr. Chan is also the founder of KSK Logistics Limited and CEO of the company since 2023. From 2000 to 2016, Mr. Chan has been a logistics contractor for many furniture companies such as DSC Direct Sale Centre, Good Idea Furniture and Design, and Farbe Sofa Design. Mr. Chan has extensive experience and business networks in the field of logistics and home furnishing industry, which will bring to our Board and management deep experiences in developing and expanding our logistics and value-add services to the market.

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

Summary Compensation Table.

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2024 and 2023, to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers on December 31, 2024, whose total compensation was in excess of $100,000, and (iv) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on December 31, 2024.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Chan Sze Yu	2024	24,223	–	–	–	–	–	–	$24,223
CEO, CFO, Secretary and Director (1)	2023	10,603	–	–	–	–	–	–	$10,603
Chan Man Chung	2024	–	–	–	–	–	–	–	$–
CEO, CFO, Secretary and Director (2)	2023	–	–	–	–	–	–	–	$–
Tan Tee Soo	2024	–	–	–	–	–	–	–	$–
Director (3)	2023	–	–	–	–	–	–	126,000	$126,000

(1) Chan Sze Yu joined us as our Chief Executive Officer, Chief Financial Officer, Secretary and Director on August 12, 2024.

(2) Dr. Chan served as our Chief Executive Officer, Secretary and Director from August 26, 2021, to August 12, 2024.

(3) Mr. Tan served as our Director from August 26, 2021 to September 27, 2024.

Narrative disclosure to Summary Compensation.

Chan Sze Yu received compensation of $24,223 during the year ended December 31, 2024.

Tan Tee Soo received compensation of $126,000 during the year ended December 31, 2023.

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

Except as set forth in Item 12 hereof, at no time during the last fiscal year with respect to any of any of our executive officers was there:

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

Compensation of Directors

During our fiscal year ended December 31, 2024, we provided compensation to certain employees for serving as our directors. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

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

Compensation Committee Interlocks and Insider Participation

We have not yet established a Compensation Committee. Our Board of Directors performs the functions that would be performed by a compensation committee. During the fiscal year ended December 31, 2024, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the company.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2024. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Chan Sze Yu

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock, as of April 3, 2025, for: (i) each of our named executive officers; (ii) each of our directors; (iii) all of our current executive officers and directors as a group; and (iv) each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table will have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Marvion Inc., Room 1401, 14/F, Phase 1, Austin Tower, 22-26 Austin Avenue, Jordan, Kowloon, Hong Kong.

	Common Stock Beneficially Owned		Series A Preferred Stock Owned		Series B Preferred Stock Owned		Series C Preferred Stock Owned
Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Common Equity (1)	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Series A Preferred Equity (1)	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Series B Preferred Equity (1)	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Series C Preferred Equity (1)
Sze Yu CHAN	17,777,778	5.22%	–	–	–	–	–	–

All executive officers and directors as a Group (1 person)	17,777,778	5.22%	–	–	–	–	–	–

5% or Greater Stockholders:
Young Chi Kin Eric (2)	18,226,773	5.35%	10,000,000	100%	–	–	–	–
Fong Hiu Ching	17,777,778	5.22%	–	–	–	–	–	–
Herbert Ying Chiu LEE (3)	14,494,171	4.26%	–	–	337,000	92%	1	100%

Total 5% or Greater Stockholders	50,498,722	14.84%	10,000,000	100%	337,000	92%	1	100%

________________

(1)	Applicable percentage ownership is based on 340,389,151 shares of common stock outstanding as of April 3, 2025, together with securities exercisable or convertible into shares of common stock within 60 days of April 3, 2025. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of April 3, 2025, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Young Chi Kin Eric owns 18,226,773 shares of our common stock and 10,000,000 shares of our Series A Preferred Stock. Each share of Series A Preferred Stock entitled Mr. Young to vote on all matters submitted to a vote of the shareholders together with the Common Stock holders with each one share of Series A Preferred Stock having 200 votes.
(3)	Herbert Ying Chiu Lee owns 14,494,171 shares of our common stock, 337,000 shares of our Series B Preferred Stock and 1 share of Series C Preferred Stock. Each Series of preferred stock has the voting rights, powers, preferences and privileges more fully described herein in the section entitled “Description of Registrant’s Securities”

Background of the Plan.

On September 19, 2023, the board of directors of the Company approved the Marvion Inc. 2023 Stock Incentive Plan (the “2023 Plan”) with 17,000,000,000 shares reserved for issuance under the 2023 Plan. The 2023 Plan provides for the grant of awards to eligible employees, directors, consultants, independent contractors, and advisors in the form of options, restricted stock, restricted stock units, stock appreciation rights, performance awards, other stock-based awards or dividend equivalents (each, an award). Effective April 23, 2024, the Company effectuated a reverse stock split whereby each three thousand (3,000) shares of Common Stock issued and outstanding prior to the effective time were combined and converted into one (1) shares of Common Stock. As a result, the number of shares reserved for issuance under the 2023 Plan was equitably reduced to 5,666,667. On December 28, 2024, the Board approved an amendment to the 2023 Plan (the “Plan Amendment” and together with the 2023 Plan, the “Plan”) to increase the number of shares available for issuance under the Plan to an aggregate of 37,075,060 shares.

Summary of the Plan

The principal terms of the Plan are summarized below. This summary is not a complete description of the Plan, and it is qualified in its entirety by reference to the complete text of the Plan documents which are attached as Exhibits 10.9 and 10.10 hereto.

Shares Available for Issuance

We reserved 37,075,060 Shares to be issued under the Plan (plus certain other Shares related to awards which are forfeited, repurchased or used to satisfy the exercise price or tax withholding on an award). The number of Shares reserved for grant and issuance under the Plan increases automatically on January 1 of each of the calendar years during the term of the Plan, which will continue through and including September 11, 2033, by a number of Shares equal to the lesser of (i) 2.5% of the number of shares of Common Stock issued and outstanding on each December 31 immediately prior to the date of increase or (ii) such number of Shares determined by the Board; provided, however, that such limitation may be increased subject to approval by the Company’s stockholders (the “Evergreen Feature”). As a result of the Evergreen Feature, as of January 1, 2025, we had 48,502,735 shares reserved for grant and issuance under the Plan.

The Plan authorizes the award of RSUs, stock options, RSAs, RSU’s, SARs, performance awards and other stock based awards and dividend equivalents (each as more fully described below). No person will be eligible to receive more than 4,000,000,000 Shares in any 12 month period under the Plan. The maximum fair market value, as determined on the date of grant, of Awards granted for services as a Director during any twelve (12)-month period shall not exceed $2,000,000. Any awards in Shares or cash that are made outside of the Plan and permitted by applicable listing requirements are not subject to these limitations.

Administration

The Plan is administered by our Compensation Committee of the Board or such other committee, if any, that may be designated by the Board to administer the Plan (the “Administrator”). The Administrator has the authority to construe and interpret the Plan, select participants and grant awards, and make all other determinations necessary or advisable for the administration of the Plan. The Committee may delegate to the Board or to one or more other committees of the Board comprised of one or more independent Directors the authority to grant Awards to Employees who are not subject to Section 16(b) of the Exchange Act. Further, the Committee may delegate to the Governance Committee of the Board the authority to make non-discretionary (routine) Awards to Directors, including to determine which Director shall receive an Award, the time or times when such an Award shall be made, the terms and conditions of such an Award, the type of Award that shall be made to a Director, the number of shares subject to such an Award, and the value of such an Award; provided, however, that the Committee may not delegate its authority to grant discretionary (non-routine) Awards to Directors. The Committee may delegate to the Chief Executive Officer or one or more other senior officers of the Company its administrative functions under this Plan with respect to the Awards. Any delegation described in this paragraph shall contain such limitations and restrictions as the Committee may provide and shall comply in all respects with the requirements of applicable law, including the Nevada Revised Statutes. The Committee may engage or authorize the engagement of a third party administrator or administrators to carry out administrative functions under the Plan.

Eligibility

The Plan provides for the grant of awards to our employees, directors, consultants, independent contractors, and advisors, provided the consultants, independent contractors, directors, and advisors render services not in connection with the offer and sale of securities in a capital-raising transaction. As of December 31, 2024, all of our 13 employees (including each of our executive officers) were eligible to participate in the Plan. The basis for participation in the Plan is the Administrator’s decision, in its sole discretion, that an award to an eligible participant will further the Plan’s purposes of providing incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success and the success of our affiliates, by offering them an opportunity to participate in our future performance through the grant of awards. In exercising its discretion, the Administrator will consider the recommendations of management and the purposes of the Plan.

Forms of Awards

The following is a description of the types of awards permitted to be issued under the Plan. As of the date of this report, the Company had issued an aggregate of 37,075,060 shares of common stock pursuant to the Plan. No other awards had been issued under the Plan.

Stock Options. The Plan provides for the grant of incentive stock options that qualify under Section 422 of the Code only to our employees. All awards other than incentive stock options, including awards of non-qualified stock options, may be granted to our employees, directors, consultants, independent contractors, and advisors, provided the consultants, independent contractors, and advisors render services not in connection with the offer and sale of securities in a capital-raising transaction. The exercise price of each stock option must be at least equal to the fair market value of our common stock on the date of grant. The exercise price of incentive stock options granted to 10% stockholders must be at least equal to 110% of that value. The maximum term of options granted under the Plan is seven years or, in the case of an incentive stock option granted to 10% stockholders, five years.

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

Additional Provisions

Awards granted under the Plan may not be transferred in any manner other than by will or by the laws of descent and distribution, pursuant to a qualified domestic relations order, or if vested, with the consent of the Committee. Notwithstanding the foregoing, Restricted Stock, once vested and free of any restrictions, may be transferred at will.

Stock options granted under the Plan generally may be exercised for a period of three months after the termination of the optionee’s service to us, except in the case of death or permanent disability, in which case the options may be exercised for up to twenty four months following termination of the optionee’s service to us. Unless otherwise set forth in a participant’s award agreement, vesting of RSUs, RSAs, SARs, performance awards and stock bonus awards ceases on such participant’s termination of service.

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

In the event there is a specified type of change in our capital structure without our receipt of consideration, such as a stock split, appropriate adjustments will be made to the number of Shares reserved under the Plan, the maximum number of Shares that can be granted in a calendar year, and the number of Shares and exercise price, if applicable, of all outstanding awards under the Plan.

Repricing

The Board and the Administrator may not take action to impair the rights of a participant with respect to any outstanding award without the consent of the participant. Further, the Board nor the Committee may not, without approval of the stockholders of the Company, or except as provided under Paragraph XIII of the Plan, (a) increase the maximum aggregate number of shares that may be issued under the Plan, (b) reduce the price per share of any outstanding Option or Stock Appreciation Right granted under the Plan, or (c) cancel any outstanding Option or Stock Appreciation Right in exchange for cash or another Award when the per share price of the Option or Stock Appreciation Right exceeds the fair market value of the underlying shares of Common Stock.

Amendment and Termination

The Plan will terminate in September 2033 (ten years following the date the Board approved the amendment and restatement of the Plan), unless it is terminated earlier by the Board. The Board may amend or terminate the Plan at any time, which may be without shareholder approval, unless required by applicable law or listing standards.

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

New Plan Benefits

Awards under the Plan are within the discretion of the Administrator. As a result, the benefits that will be awarded under the Plan, including to our non-employee directors, are not determinable at this time.

Existing Plan Benefits to Named Executive Officers and Others

The following table summarizes the grants made to our named executive officers (as identified under “Executive Compensation”, below), all current executive officers as a group, all current non-executive directors as a group and all current non-executive employees as a group, from the inception of the Plan through December 31, 2024. The closing price per share of our common stock on December 31, 2024 was $0.0161.

Name and Position(1)	RSA Granted Since Adoption of the Plan
Chan Sze Yu, Chief Executive Officer, Chief Financial Officer, Secretary and Director
Man Chung CHAN, Former Chief Executive Officer, Chief Financial Officer, Secretary and Director (1)	–
Tee Soo TAN, Former Director (2)	–
All current executive officers and directors (1 person)	–
All employees, including all officers who are not executive officers, as a group (47 persons)(3)	5,644,744
All non-employees, including all directors, as a group (0 persons)	–
TOTAL (2)	5,644,744

_______________

(1)	No person has received 5% or more of the total awards granted under the Plan since its inception.
(2)	Man Chung CHAN resigned from his offices with the Company on August 12, 2024. Tee Soo TAN reigned from his positions with the Company on September 27, 2024.
(3)	Represents total shares of common stock granted since the adoption of the Plan to all employees and non-employees (current and former) who received awards under the Plan. As of December 31, 2024, there were 5,644,744 total RSUs outstanding under the Plan. As of the date of this Annual Report, the Company issued the balance of 31,430,316 shares remaining under the Plan for an aggregate total of 37,075,060 shares issued under the Plan

The following table provides information about the Company’s equity compensation plans as of December 31, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a))
PLAN CATEGORY	(a)	(b)	(c)
Equity compensation plans approved by security holders	–	–	–
Equity compensation plans not approved by security holders (1)	–	–	31,430,316
Total	–	–	31,430,316	(2)

(1)	Pursuant to SEC rules and the reporting requirements for this table, we have not included in (a) above 5,644,744 shares of restricted stock issued pursuant to the plan.
(2)	Represents securities remaining available for issuance under our Plan as of December 31, 2024 that may be granted in the form of unrestricted common stock, restricted common stock, options to purchase shares of common stock, stock appreciation rights, restricted stock units, dividend equivalents, performance awards or other stock-based awards. As of the date of this Annual Report, the Company issued the balance of 31,430,316 shares remaining under the Plan for an aggregate total of 37,075,060 shares issued under the Plan.

Registration with the Securities and Exchange Commission

17,000,000,000 shares of common stock reserved for issuance under the Plan were registered on Form S-8 with the Securities and Exchange Commission (the “SEC”) on September 21, 2023. Effective April 23, 2024, the Company effectuated a reverse stock split whereby each three thousand (3,000) shares of Common Stock issued and outstanding prior to the effective time were combined and converted into one (1) shares of Common Stock. As a result, the number of shares reserved for issuance under the 2023 Plan was equitably reduced to 5,666,667. On December 28, 2024, the Board approved an amendment to the 2023 Plan to increase the number of shares available for issuance under the Plan to an aggregate of 37,075,060 shares. A registration statement on Form S-8 covering these additional shares was filed with the SEC on February 11, 2025.

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence.

Other than as disclosed below, there are no transactions during our two most recent fiscal years ended December 31, 2024, and December 31, 2023, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year end for our last two completed years, and in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

From time to time, the following related parties advanced funds to the Company for capital expenditures and working capital purpose:

Name of related parties	Relationship	December 31, 2024	December 31, 2023
Chan Sze Yu	Director	$1,088,838	$1,020,409
Young Chi Kin, Eric	Major shareholder	$826,716	-

Those temporary advances are unsecured, non-interest bearing and have no fixed terms of repayment.

From time to time, our directors advanced funds to us for working capital purpose. Those advances are unsecured, non-interest bearing and have no fixed terms of repayment. During the year ended December 31, 2024, companies which are controlled by Chan Sze Yu, our director, advanced $68,429 and Yong Chi Kin, Eric, our major shareholder, advanced $826,716 to us, respectively. During the year ended December 31, 2023, companies which are controlled by Chan Sze Yu, our director, advanced $1,020,409 to us.

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

In July 2022, our former wholly-owned subsidiary Marvion Group Limited entered into a technical knowhow license and servicing agreement (the “Servicing Agreement”) with Total Chase Limited (“Total Chase”), a company controlled by Lee Ying Chiu Herbert, the former controlling shareholder of the Company, pursuant to which the Company engaged Total Chase to develop the technical knowhow during a three-year term. Total Chase is the parent company of Marvel Digital AI Limited (“MDAI”) that owns intellectual properties and provides technical development services to Total Chase. The technical knowhow consists of visual intelligence engine, speech recognition engine, text analytics engine, emotion recognition engine, motion recognition engine, AI agent creation engine, and metaverse development. Under the terms of the Servicing Agreement, the Company is required to pay to Total Chase an aggregate of $50 million for the development of technical knowhow. The consideration is payable in cash or cryptocurrencies. All MDAI’s proprietary items remained the sole and exclusive property of MDAI, Total Chase will grant the Company a perpetual, non-exclusive, paid-up license to use certain MDAI’s proprietary items.

We charged all related development costs to expenses as incurred and recognized as “Technology and development expenses” in the unaudited condensed consolidated statement of operations. During the year ended December 31, 2024, we incurred the related development fee of $0.

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

ITEM 14.   Principal AccountING Fees And Services.

Victor Mokuolu, CPA PLLC audited our financial statements for the fiscal years ended December 31, 2024 and 2023.

All audit work was performed by the full time employees of Victor Mokuolu, CPA PLLC for the fiscal years ended December 31, 2024, and 2023. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by Victor Mokuolu, CPA PLLC, but have not adopted pre-approval policies or procedures. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

The following table sets forth fees billed by our auditor during the last two fiscal years for services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

	December 31, 2024	December 31, 2023

Audit fees	$60,000	$75,000
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$60,000	$75,000

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation (1)
3.2	Amended and Restated Certificate of Designation, Preferences and Rights of Series B Preferred Stock (2)
3.3	Certificate of Amendment to Restated Articles of Incorporation filed January 17, 2023 (3)
3.4	Certificate of Amendment to Restated Articles of Incorporation filed April 23, 2024 (3)
3.5	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock (1)
4.2	Description of Securities (4)
10.1	Stock Purchase Agreement, dated August 15, 2024, by and between Marvion Inc., United Warehouse Management Corp., a British Virgin Island corporation, and the shareholders of United Warehouse Management Corp. (5)
10.2	Form of Promissory Note made by Marvion Inc. in favor of Chan Sze Yu. (5)
10.3	Form of Promissory Note made by Marvion Inc. in favor of Fong Hiu Ching. (5)
10.4	Form of Promissory Note made by Marvion Inc. in favor of Young Chi Kin Eric. (5)
10.5	Share Exchange Agreement Version 2021001 posted and available for public on 18 October, 2021 on http://www.marvion.media (1)
10.6	Confirmation dated October 18, 2021 by and among Lee Ying Chiu Herbert, So Han Meng Julian and Bonanza Goldfields Corp. (1)
10.7	Lease, dated April 1, 2024, by and between Giant Winner Limited and United Warehouse Management Limited covering 80,000 sq. ft.(4)
10.8	Lease, dated July 12, 2023, by and between Cheung Shun Shui and United Warehouse Management Limited(4)
10.9	Marvion Inc. 2023 Incentive Stock Plan (6)
10.10	First Amendment to the Marvion Inc. 2023 Stock Incentive Plan (7)
10.11	Service Agreement, dated October 2, 2024, by and between United Warehouse Limited and StarWarehouse Engineering Limited (8)

Exhibit No.	Description
21	Subsidiaries*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

_______________________

*	Filed Herewith.

(1)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 26, 2021.
(2)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on December 14, 2021.
(3)	Incorporated by reference to the Exhibits to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2024.
(4)	Incorporated by reference to the Exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2024.
(5)	Incorporated by reference to the Exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2024.
(6)	Incorporated by reference to the Exhibit 99.1 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 21, 2023.
(7)	Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 11, 2025.
(8)	Incorporated by reference to the Exhibits to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2024.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVION INC.

By:	/s/ CHAN Sze Yu
CHAN Sze Yu
Chief Executive Officer and Chief Financial Officer

Date: April 25, 2025

