Form 10-Q
period 2025-03-31
Marvion Inc.
filed 2025-05-19
CIK 1439264

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 12, 2025, the Company had outstanding 340,389,151 shares of common stock.

MARVION INC.

QUARTERLY REPORT

FOR THE QUARTER ENDED MARCH 31, 2025

INTRODUCTORY COMMENTS

We are not a Hong Kong operating company but a Nevada holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and Singapore. Our investors hold shares of common stock in Marvion Inc., the Nevada holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our ability to obtain contributions from our subsidiaries are significantly affected by regulations promulgated by Hong Kong and Singaporean authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong.” set forth in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 25, 2025 (the “Annual Report”).

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

The recent joint statement by the SEC and Public Company Accounting Oversight Board (“PCAOB”), and the Holding Foreign Companies Accountable Act (“HFCAA”) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the HFCAA if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result, an exchange may determine to delist our securities. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act which would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 2, 2021, the U.S. Securities and Exchange Commission adopted rules to implement the HFCAA. Pursuant to the HFCAA, the PCAOB issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. Our auditor is based in Texas and is subject to PCAOB’s inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. Furthermore, due to the recent developments in connection with the implementation of the HFCAA, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCAA that the PCAOB be permitted to inspect the issuer’s public accounting firm within two or three years, may result in the delisting of our securities from applicable trading markets in the U.S, in the future if the PCAOB is unable to inspect our accounting firm at such future time. Please see “Risk Factors- The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period will be shortened to two years if the Accelerating Holding Foreign Companies Accountable Act is enacted. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.” set forth in herein.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MARVION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2025 (Unaudited)	December 31, 2024 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$368,791	$322,426
Accounts receivable, net	329,128	312,200
Prepaid expenses and other current assets	3,894	16,773
Total current assets	701,813	651,399

Non-current assets:
Construction in progress	800,252	399,780
Property and equipment, net	1,698,102	1,739,468
Right-of-use assets, net	1,212,704	1,244,794
Total non-current assets	3,711,058	3,384,042

TOTAL ASSETS	$4,412,871	$4,035,441

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$94,453	$117,956
Accrued liabilities and other payables	662,002	1,161,150
Amount due to director	1,155,937	1,088,838
Amount due to shareholder	858,765	826,716
Construction payable	514,203	342,540
Contract liabilities	27,638	–
Convertible notes payable	170,000	170,000
Promissory notes payable	16	16
Earn-out payable	1,000,000	1,000,000
Lease liabilities	99,099	97,857
Income tax payable	25,909	17,515
Total current liabilities	4,608,022	4,822,588

Non-current liabilities:
Lease liabilities	1,227,128	1,254,618
Promissory notes payable	4,046,421	3,999,306
Total non-current liabilities	5,273,549	5,253,924

TOTAL LIABILITIES	9,881,571	10,076,512

Commitments and contingencies	–	–

Shareholders’ deficit:
Preferred stock, par value $0.0001, 30,000,000,000 shares authorized, 18,999,999 and 18,999,999 shares undesignated as of March 31, 2025 and December 31, 2024, respectively	–	–
Preferred stock, Series A, par value $0.0001, 10,000,000 shares designated, 10,000,000 and 10,000,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1,000	1,000
Preferred stock, Series B, par value $0.0001, 1,000,000 shares designated, 366,346 and 366,346 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	37	37
Preferred stock, Series C, par value $0.001, 1 share designated, 1 and 1 share issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1	1
Common stock, par value $0.0001, 270,000,000,000 shares authorized, 340,389,151 and 308,958,835 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	34,040	30,897
Additional paid-in capital	562,603	–
Accumulated other comprehensive loss	(2,385)	(2,033)
Accumulated losses	(6,063,996)	(6,070,973)
Total shareholders’ deficit	(5,468,700)	(6,041,071)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$4,412,871	$4,035,441

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the three months ended March,
	2025	2024

Revenues	$641,023	$269,209
Cost of revenues	(319,004)	(144,857)
Gross profit	322,019	124,352

Operating expenses:
General and administrative expenses	(259,779)	(70,699)
Total operating expenses	(259,779)	(70,699)
Income from operations	62,240	53,653

Other income (expense):
Interest income	275	483
Interest expense	(47,115)	–
Total other (expense) income, net	(46,840)	483
Income before income taxes	15,400	54,136
Income tax expense	(8,423)	(13,624)
Net income	6,977	40,512

Other comprehensive (loss) income:
Foreign currency adjustment (loss) gain	(352)	159
Comprehensive income	$6,625	$40,671

Net income per share:
Basic (1)	$0.00	$0.00
Diluted (1)	$0.00	$0.00

Weighted average common shares outstanding:
Basic #	315,943,350	148,148,150
Diluted #	315,943,350	148,148,150

(1)	Less than $0.01

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred Stock						Common stock			Accumulated
	Series A		Series B		Series C				Additional	other		Total
	No. of		No. of		No. of		No. of		paid-in	comprehensive	Accumulated	shareholders’
	shares	Amount	shares	Amount	shares	Amount	shares	Amount	capital	income (loss)	deficit	deficit
Balance as of January 1, 2024 (restated)	10,000,000	$1,000	366,346	$37	1	$1	308,958,835	$30,897	$–	$61	$(5,377,310)	$(5,305,314)

Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	159	–	159
Net income for the period	–	–	–	–	–	–	–	–	–	–	40,512	40,512

Balance as of March 31, 2024	10,000,000	$1,000	366,346	$37	1	$1	308,958,835	$30,897	$–	$220	$(5,296,798)	$(5,264,643)

Balance as of January 1, 2025	10,000,000	$1,000	366,346	$37	1	$1	308,958,835	$30,897	$–	$(2,033)	$(6,070,973)	$(6,041,071)

Shares issued for settlement of accrued consultancy fees	–	–	–	–	–	–	31,430,316	3,143	562,603	–	–	565,746
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	(352)	–	(352)
Net income for the period	–	–	–	–	–	–	–	–	–	–	6,977	6,977

Balance as of March 31, 2025	10,000,000	$1,000	366,346	$37	1	$1	340,389,151	$34,040	$562,603	$(2,385)	$(6,063,996)	$(5,468,700)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$6,977	$40,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	41,101	18,512
Amortization of right-of use assets	29,926	29,772
Imputed interest expenses on operating lease liabilities	19,292	20,527
Imputed interest expenses on promissory notes payable	47,115	–

Change in operating assets and liabilities:
Accounts receivable, net	(16,928)	(27,988)
Prepaid expenses and other current assets	12,879	–
Contract liabilities	27,638	–
Accounts payable	(23,503)	(5,028)
Accrued liabilities and other payable	66,598	61,085
Operating lease liabilities	(43,189)	(39,876)
Income tax payable	8,423	13,580
Net cash provided by operating activities	176,329	111,096

Cash flows used in investing activities:
Capital expenditure paid	(228,809)	–
Purchase of property and equipment	(2,761)	(511,133)
Net cash used in investing activities	(231,570)	(511,133)

Cash flows from financing activities:
Advance from a director	32,049	571,802
Advance from a shareholder	67,099	–
Net cash provided by financing activities	99,148	571,802

Effect of exchange rate on cash and cash equivalents	2,458	1,522
Net change in cash and cash equivalents	46,365	173,287
Cash and cash equivalents at beginning of the period	322,426	120,319
Cash and cash equivalents at end of the period	$368,791	$293,606

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–
Share issued for settlement of accrued consultancy fees	$565,746	$–

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025

1.          BASIS OF PRESENTATION

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on April 25, 2025.

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

3.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The reporting currency of the Company is United States Dollar (“US$”) and the accompanying unaudited condensed consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintains its books and record in its local currencies, Hong Kong Dollars (“HKD”), for details, please refer to foreign currencies translation in note 3.

Basis of consolidation

The unaudited condensed consolidated financial statements include the accounts of MVNC and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

Use of estimates and assumptions

In preparing these unaudited condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the unaudited condensed consolidated balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates in the period include the impairment loss on digital assets, valuation and useful lives of intangible assets and deferred tax valuation allowance.

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

Accounts receivable

Accounts receivable are recorded at the gross billing amounts due from customers, less an allowance for expected credit losses. Accounts receivable do not bear interest and are considered overdue after 30 days from the date of invoices. The Company regularly assesses the expected credit losses for accounts receivable based on assessments of the recoverability of the accounts receivable and individual account analysis, including the current creditworthiness and the past collection history of each customer and current economic industry trends. Impairments arise when there is objective evidence indicating that the balances may not be collectible. The identification of bad and doubtful debts, in particular of a loss event, requires the use of judgment and estimates, which involve the estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. Based on analysis of customers’ credit and ongoing relationship, management makes conclusions about whether any balances outstanding at the end of the period will be deemed non-collectible on an individual basis and on aging analysis basis. The allowance for expected credit losses is recorded against accounts receivables balances, with a corresponding charge recorded in the unaudited condensed consolidated statements of operations. Delinquent account balances are written off against the allowance for expected credit losses after management has determined that the likelihood of collection is not probable.

As of March 31, 2025 and December 31, 2024, no allowance for expected credit losses is recorded as the Company considers all of the outstanding accounts receivable fully collectible in the foreseeable future.

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

Expenditure for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Expenditures for major renewals and betterment which substantially extend the useful life of assets are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized as other income or expense in the unaudited condensed consolidated statements of operations.

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

Impairment of Long-lived Assets

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property, plant and equipment and construction in progress owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There was no impairment of long-lived assets identified for the three months ended March 31, 2025 and 2024.

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

Logistic services

Revenues from logistic solution services to the customers, in which such local transportation, delivery and packaging services at the time the customers require packed products to be shipped by the Company to domestic destinations designed by the customers. The Company’s performance obligation has been satisfied when the products been delivered to the designated recipient and confirmed the completion with customer. Generally, the Company will reconcile the delivery order with customer monthly and recognized revenue after completion of monthly reconciliation. The Company will issue invoices to customers at each month end, and usually provide the receivable in a credit term of 30 days.

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

For the three months ended March 31, 2025 and 2024, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2025 and December 31, 2024, the Company did not have any significant unrecognized uncertain tax positions.

The Company is subject to tax in local and foreign jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by the relevant tax authorities.

Segment reporting

Accounting Standards Codification (“ASC”) 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in unaudited condensed consolidated financial statements for details on the Company’s business segments.

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

Based on the management’s assessment, the Company determined that it has two reportable operating segments, as defined by ASC 280. For the three months ended March 31, 2025 and 2024, all of the Company’s revenue and assets are locally generated in Hong Kong. Therefore, no geographical segments are presented.

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended March 31, 2025 and 2024.

Net income per share

The Company calculates net income per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange gain (loss) are recorded in the unaudited condensed consolidated statement of operations.

The reporting currency of the Company is US$ and the accompanying unaudited condensed consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintains its books and record in its local currencies, HKD, which are their respective functional currencies, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the unaudited condensed consolidated statements of changes in shareholders’ deficit.

Translation of amounts from HKD into US$ has been made at the following exchange rates for the period ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Period-end HKD:US$ exchange rate	0.1286	0.1278
Period average HKD:US$ exchange rate	0.1285	0.1279

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

The unaudited condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of unaudited condensed consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires that an entity disclose, in the notes to unaudited condensed consolidated financial statements, specified information about certain costs and expenses. The amendment in the ASU is intended to enhance the transparency and decision usefulness to better understand the major components of an entity’s income statement. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of the new standard on its unaudited condensed consolidated financial statements which is expected to result in enhanced disclosures.

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

The Company reported a working capital deficit of $3,906,209 and accumulated deficit of $6,063,996 as of March 31, 2025. The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its major shareholders. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

5.          REVENUE FROM CONTRACTS WITH CUSTOMERS

The following is a disaggregation of the Company’s revenue by major source for the respective periods:

		Three Months Ended March 31,
		2025	2024
Types of segments/revenue sources	Time of recognition

Supply chain segment:
Logistic service income	Point-in-time	$288,770	$107,548
Warehousing service income	Over time	286,944	134,271
		575,714	241,819
Financial segment:
Financial consulting income	Point-in-time	65,309	27,390
Total revenues		$641,023	$269,209

6.          CONSTRUCTION IN PROGRESS AND CONSTRUCTION PAYABLE

The development costs of $800,252 for a warehouse building not yet placed into service are capitalized as construction in progress on the unaudited condensed consolidated balance sheets and are not depreciated until ready for service. Once placed into operating service, the building will be depreciated on a straight-line basis over its estimated useful life which generally 12 years, based on the lease term of the leasehold land. The warehouse completed 79.48% and 61.94% of its construction as of March 31, 2025 and December 31, 2024, respectively.

The construction payable of $514,203 on the unaudited condensed consolidated balance sheets represented the unpaid invoices for warehouse building construction.

This warehouse building is structurally completed in April 2025, however, the whole building structure is pending from the final approval with the local government agency.

7.          PROPERTY AND EQUIPMENT, NET

As of March 31, 2025 and December 31, 2024, property and equipment, net consisted of the following:

	March 31, 2025	December 31, 2024
At cost:
Warehouse facilities	$1,806,631	$1,809,774
Equipment	3,918	1,159
Motor vehicle	39,030	39,099
	1,849,579	1,850,032
Less: accumulated depreciation	(151,477)	(110,564)
	$1,698,102	$1,739,468

Depreciation expense for the three months ended March 31, 2025 and 2024 were $41,101 and $18,512, respectively.

8.          LEASES

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

Supplemental balance sheet information related to operating leases was as follows:

	As of
	March 31, 2025	December 31, 2024
Operating lease:
Right-of-use asset, net	$1,212,704	$1,244,794

Lease liabilities:
Current lease liabilities	$99,099	$97,857
Non-current lease liabilities	1,227,128	1,254,618

Total lease liabilities	$1,326,227	$1,352,475

Operating lease expense for the three months ended March 31, 2025 and 2024 was $29,926 and $29,772, respectively.

Other supplemental information about the Company’s operating lease as of:

	As of
	March 31, 2025	December 31, 2024
Weighted average discount rate	5.75%	5.75%
Weighted average remaining lease term (years)	10.63	10.88

Operating lease commitments:

The following table summarizes the future minimum lease payments due under the Company’s operating leases in the next five years, as of March 31, 2025:

Year ending March 31,
2026	$172,772
2027	172,772
2028	172,772
2029	172,772
2030	160,432
Thereafter	925,564
Total minimum finance lease liabilities payment	1,777,084
Less: imputed interest	(450,857)

Future minimum lease liabilities	$1,326,227

9.          AMOUNT DUE TO DIRECTOR

As of March 31, 2025 and December 31, 2024, the amount represented temporary advances made by a director, Mr. Chan to the Company for capital expenditure and working capital purposes, which was unsecured, interest-free and repayable on demand. The balance was $1,155,937 and $1,088,838 as of March 31, 2025 and December 31, 2024, respectively.

10.        AMOUNT DUE TO SHAREHOLDER

As of March 31, 2025 and December 31, 2024, the amount represented temporary advances made by a shareholder, Mr. Young to the Company for capital expenditure and working capital purposes, which was unsecured, interest-free and repayable on demand. The balance was $858,765 and $826,716 as of March 31, 2025 and December 31, 2024, respectively.

11.        PROMISSORY NOTES PAYABLE AND EARNOUT PAYABLE

The Company entered into certain promissory notes with its shareholders in connection with the Share Purchase Agreement (“SEA”) and agreed to make the contingent earnout payments in the aggregate amount of $5.5 million (collectively, the “Earn Out Payments”) upon UWMC’s achievement of certain operating net income performance milestones during each six months period ending June 30 and December 31 (each, a “Performance Period”) for a total of nine Performance Periods ending December 31, 2028. These contingent earnout payments become vested upon the satisfaction of specific performance criteria, which is determined by the aggregate of net earnings of its operating subsidiaries, excluding the expenses incurred by the headquarter during the respective Performance Period. The Company has the option to pay any earnout amount in cash or in shares of common stock of the Company. The Earn Out Payments will be payable in the form of interest free promissory notes and shared equally among Chan Sze Yu, Fong Hiu Ching and Young Chi Kin Eric, who are also shareholders of UWMC. The share exchange transaction contemplated by the SEA was consummated on September 12, 2024. Subsequent to the closing of the SEA, Chan Sze Yu, Fong Hiu Ching and Young Chi Kin Eric became the Company’s shareholders.

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

The earnout payments are classified as liability and were initially measured at fair value at the share exchange transaction date and will subsequently be remeasured at the end of each reporting period with the change in fair value of the earnout liability recorded in the unaudited condensed consolidated statements of operations and comprehensive income. The estimated fair value of the total earnout liability was $4.9 million.

The following table summarizes the contingent earnout payments due under the Company’s earnout provision as of March 31, 2025:

For the Performance Period ending
December 31, 2024	$1,000,000
June 30, 2025	1,000,000
December 31, 2025	500,000
June 30, 2026	500,000
December 31, 2026	500,000
June 30, 2027	500,000
December 31, 2027	500,000
June 30, 2028	500,000
December 31, 2028	500,000
Total contingent earnout payment	5,500,000
Less: imputed interest	(453,579)
Less: earnout payable recognized as of March 31, 2025	(1,000,000)
Promissory notes payable	$4,046,421

12.        CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

			As of
			March 31, 2025	December 31, 2024
	Issue date	Maturity date
Convertible note A	August 1, 2023	December 31, 2024	$5,000	$5,000
Convertible note B	August 8, 2023	December 31, 2024	5,000	5,000
Convertible note C	November 11, 2023	December 31, 2024	160,000	160,000
			$170,000	$170,000

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

13.        SHAREHOLDERS’ DEFICIT

Preferred stock

As of March 31, 2025 and December 31, 2024, the Company’s authorized shares were 30,000,000,000 shares of preferred stock, with a par value of $0.0001.

As of March 31, 2025 and December 31, 2024, the Company had 10,000,000 and 10,000,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of March 31, 2025 and December 31, 2024, the Company had 366,346 and 366,346 shares of Series B Preferred Stock issued and outstanding, respectively.

As of March 31, 2025 and December 31, 2024, the Company had 1 and 1 share of Series C Preferred Stock issued and outstanding, respectively.

Common stock

As of March 31, 2025 and December 31, 2024, the Company’s authorized shares were 270,000,000,000 shares of common stock, with a par value of $0.0001.

On March 11, 2025, the Company issued 31,430,316 shares of its common stock to certain consultants to settle their fees payable due and recognized at December 31, 2024.

As of March 31, 2025 and December 31, 2024, the Company had 340,389,151 and 308,958,835 shares of common stock issued and outstanding, respectively.

14.        NET INCOME PER SHARE

The calculation of the basic and diluted net income per share attributable to common stockholders of the Company is based on the following data (in dollars, except share data):

	Three Months ended March 31,
	2025	2024

Net income attributable to common shareholders	$6,977	$40,512

Weighted average common shares outstanding – Basic and diluted	315,943,350	148,148,150

Net income per share – Basic and diluted #	$0.00	$0.00

#	For net income per share during the three months ended March 31, 2025 and 2024, basic and diluted net income per share was less than $0.01.

15.        INCOME TAX

For the three months ended March 31, 2025 and 2024, the local (“United States of America”) and foreign components of (loss) income before income taxes were comprised of the following:

	Three Months Ended March 31,
	2025	2024
Tax jurisdiction from:
- Local	$(136,104)	$–
- Foreign, including
British Virgin Islands	–	–
Hong Kong	151,504	54,136
Income before income taxes	$15,400	$54,136

The provision for income taxes consisted of the following:

	Three Months Ended March 31,
	2025	2024
Current:
- Local	$–	$–
- Foreign	8,423	13,624

Deferred:
- Local	–	–
- Foreign	–	–
Income tax expense	$8,423	$13,624

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

For the three months ended March 31, 2025 and 2024, there were no operating incomes.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current period, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024
Income before income taxes	$151,504	$54,136
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	24,998	8,934
Tax effect of non-taxable items	(16,575)	(80)
Tax effect of non-deductible items	–	4,770
Income tax expense	$8,423	$13,624

The following table sets forth the significant components of the deferred tax assets of the Company as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025	December 31, 2024

Deferred tax assets:
NOL – US tax regime	$271,797	$135,693
NOL – British Virgin Islands regime	263,951	263,951
NOL – Hong Kong tax regime	271,792	423,296
	807,540	822,940
Less: valuation allowance	(807,540)	(822,940)
Deferred tax assets, net	$–	$–

As of March 31, 2025 and December 31, 2024, the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to income taxes would be classified as a component of the provision for income taxes in the unaudited condensed consolidated statements of operations. The Company does not expect any significant change in its uncertain tax positions in the next twelve months.

16.        RELATED PARTY TRANSACTIONS

From time to time, the directors of the Company advanced funds to the Company for capital expenditures and working capital purpose. Those temporary advances are unsecured, non-interest bearing and have no fixed terms of repayment.

Nature of relationships with related parties

Name of related party	Relationship with the Company
Chan Sze Yu	Director of the Company
Young Chi Kin Eric	Individual shareholder
KSK Asia (Hong Kong) Limited	Held by director of the Company

Related party balances consisted of the following:

		As of
Name	Nature	March 31, 2025	December 31, 2024

Chan Sze Yu	Amount due to director	$1,155,937	$1,088,838
Young Chi Kin Eric	Amount due to shareholder	858,765	826,716
KSK Asia (Hong Kong) Limited		3,856	–
		$2,018,558	$1,915,554

As at March 31, 2025 and December 31, 2024, these amounts due to director and shareholder represented the cash advances from these related parties to the Company for operating purposes. These balances due are unsecured, interest free and repayable on demand.

Related party transactions consisted of the following:

In the ordinary course of business, during the three months ended March 31, 2025 and 2024, the Company has involved with transactions, either at cost or current market price and on the normal commercial terms among related parties. The following table provides the transactions with these parties for the periods as presented (for the portion of such period that they were considered related):

The Company accrued service fee of $3,856 (equal to HKD30,000) to a related company for delivery services.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

17.        CONCENTRATIONS OF RISKS

The Company is exposed to the following concentrations of risks:

(a)	Major customers

For the three months ended March 31, 2025 and 2024, the individual customer who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at period-end dates, are presented as follows:

	Three Months ended March 31, 2025		March 31, 2025
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$193,329	30.16%	$–
Customer B	$161,957	25.27%	$–
Customer C	$134,964	21.05%	$44,993
Customer D	$76,545	11.94%	$24,138
Total	$566,795	88.42%	$69,131

	Three Months ended March 31, 2024		March 31, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer C	$134,271	49.88%	$44,733
Customer D	$99,851	37.09%	$45,934
	$234,122	86.97%	$90,667

These customers are located in Hong Kong.

(b)	Major vendors

For the three months ended March 31, 2025 and 2024, the individual vendor who accounted for 10% or more of the Company’s direct operating cost and its outstanding payable balances at period-end dates, are presented as follows:

	Three Months ended March 31, 2025		March 31, 2025
Vendor	Cost of revenues	Percentage cost of revenues	Expenses payable
Vendor A	$82,862	25.98%	$35,548
Vendor B	$44,259	13.87%	$–
	$127,121	39.85%	$35,548

	Three Months ended March 31, 2024		March 31, 2024
Vendor	Cost of revenues	Percentage cost of revenues	Expenses payable
Vendor B	$45,167	31.18%	$–

These vendors are located in Hong Kong and China.

(c)	Credit risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. Cash equivalents are maintained with high credit quality institutions in Hong Kong, the composition and maturities of which are regularly monitored by the management. The Hong Kong Deposit Protection Board pays compensation up to a limit of HK$800,000 (equal to $102,840) if the bank in Hong Kong with which an individual/a company hold its eligible deposit fails.

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

18.        COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2024, pursuant to the terms and calculations of the earnout provision, management has determined the final earnout of $1 million being vested pursuant to the agreement. As of March 31, 2025, this earnout amount has not been paid to these shareholders and recognized as “earnout payable” on the unaudited condensed consolidated balance sheets.

Except as noted above, the Company had no other material commitments or contingencies as of March 31, 2025.

19.        SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2025, up through the date the Company issued the unaudited condensed consolidated financial statements. The Company had no material recognizable subsequent events since March 31, 2025, except as noted below:

On April 1, 2025, the Company and Kwai Bon Transportation Limited (the “Customer”) entered into a Warehouse Storage Service Agreement (the “Agreement”) pursuant to which the Customer will pay a monthly fee of HKD $235,000 (approximately USD $30,209) for the use of a 17,000 square feet storage space in the Company’s warehouse facility, for a period of Two (2) years, commencing April 1, 2025, and ending March 31, 2027. Thereafter, the agreement will automatically renew for an additional one-year period unless earlier terminated upon three months prior written notice.

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

Unless otherwise noted, all currency figures quoted as “U.S. dollars”, “dollars” or “$” refer to the legal currency of the United States. Throughout this report, assets and liabilities of the Company’s subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive loss within the unaudited condensed consolidated statements of changes in shareholders’ deficit.

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

Chan Sze Yu is our Chief Executive Officer, Chief Financial Officer, Secretary and Director, Young Chi Kin Eric holds 10,000,000 shares of the Company’s Series A Preferred Stock which entitles him to vote on all matters submitted to a vote of the shareholders together with the Common Stock holders with each one share of Series A Preferred Stock having 200 votes.

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

We are currently engaged in the logistic, warehousing service and financial consulting services in Hong Kong. Our businesses are operated through three subsidiaries organized in Hong Kong: KSK Logistic Limited (“KSK”), United Warehouse Management Limited (“UWML”) and Propose Enterprise Limited (“PEL”), which provide the following services:

•	KSK: Provides logistics services for last mile deliveries for retail and business customers;
•	UWML: Provides warehousing and distribution services; and
•	PEL: Provides business advisory solutions to customers.

In addition to our logistics, warehousing and delivery services, we are utilizing our warehouse facilities to build up solar photovoltaic system on the rooftops which can generate solar power and sell to CLP Power Hong Kong Limited under the Feed-in Tariff scheme. This will provide us with a long-term, stable revenue stream while further reducing its carbon footprint.

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

Current Revenue Generating Operation

BUSINESS SEGMENT INFORMATION

The following table summarizes revenue from contracts with customers, disaggregated by revenue source and the related segments, for the three months ended March 31, 2025 and 2024:

	Three Months ended March 31,
Types of segments/revenue sources	2025	2024

Supply chain segment:
Logistic services	$288,770	$107,548
Warehousing services	286,944	134,271
	575,714	241,819
Financial segment:
Financial consulting services	65,309	27,390

	$641,023	$269,209

Revenue Generating Operation in the Near Future (Next 12 Months).

We will be accelerating the B2B logistics and warehousing expansion. Our newly operational warehouse is already delivering value to the group, with a major logistic partner (which is a HKEX listed company) who is now utilizing our facilities for integrated warehousing and last-mile delivery services. We have been appointed as the exclusive local delivery partner for SF Express in Yuen Long. – a high-growth district with increasing e-commerce demand. This collaboration not only locks in recurring revenue but also positions us for further expansion with other logistics leaders.

Our subsidiary, United Warehouse Limited has signed a Service Partnership Agreement with Starwarehouse Engineering to install solar PV systems on the roof of our warehouses. The generated power will be sold to China Light and Power (CLP) at the defined tariff scheme rate, creating an additional long term stable revenue stream to the group, at the same time reducing our carbon footprint in the society. The partnership is expected to start generating revenue for the group in mid 2025 and continue until December 31, 2033.

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

We are also looking into servicing the cross-border furniture delivery services, providing furniture e-commerce players in mainland China with cost effective services to deliver their products to customers in Hong Kong. With our extensive experience in handling local furniture delivery, our logistic services can generate higher-margin storage, delivery, and assembly contracts, as a one-stop service. Leveraging existing e-commerce platforms’ markets reduce our costs to get more orders while giving us exposure to 84% of Hong Kong’s online shoppers. (Statista 2027 Forecast). We are deferring our previous E-Commerce platform plan due to the near-term market volatility due to the global tariff war. We will retain the infrastructure built and the efforts spent to look for the opportunity to re-enter into this market once market condition becomes more stable. We still see long term upward opportunities in the E-Commerce market.

Results of Operations.

Three Months Ended March 31, 2025, as compared to Three Months Ended March 31, 2024

The following table sets forth selected financial information from our statements of comprehensive income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

Revenues, net	$641,023	$269,209
Cost of revenues	(319,004)	(144,857)
Gross profit	322,019	124,352
Operating expenses:
General and administrative expenses	(259,779)	(70,699)
Total operating expenses	(259,779)	(70,699)
Income from operations	62,240	53,653
Interest expense	(47,115)	–
Other income	275	483
Income before income taxes	15,400	54,136
Income tax expense	(8,423)	(13,624)
Net income	$6,977	$40,512

Revenues

The Company currently generates three sources of revenue:

	Three Months Ended March 31,
	2025	2024

Logistic service income	$288,770	$107,548
Warehousing service income	286,944	134,271
Financial consulting income	65,309	27,390
	$641,023	$269,209

All of our revenues are derived in Hong Kong.

Revenues from logistic solution services to the customers, in which such local transportation, delivery and packaging services at the time the customers require packed products to be shipped by the Company to domestic destinations designed by the customers. The Company’s performance obligation has been satisfied when the products been delivered to the designated recipient and confirmed the completion with customer. Generally, the Company will reconcile the delivery order with the customer monthly and recognized revenue after completion of monthly reconciliation. The Company will issue invoices to customers at each month end, and usually provide the receivable in a credit term of 30 days.

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

Revenues of $641,023 for the three months ended March 31, 2025, increased by $371,814 or 138% from $269,209 in the same period of 2024, which was mainly due to the increase in number of customers in rendering logistics and warehousing services. Revenues of $269,209 for the three months ended March 31, 2024, consisted mainly logistics and warehousing services.

For the three months ended March 31, 2025 and 2024, the individual customer who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at period-end dates, are presented as follows:

	Three months ended March 31, 2025		March 31, 2025
Major Customer	Revenues	Percentage of revenues	Accounts receivable
Kwai Bon Transportation Limited	$193,329	30.16%	$–
Lei Tat Trading (International) Limited	161,957	25.27%	–
Pro King International Warehouse Limited	134,964	21.05%	44,993
Furniture Station Limited	76,545	11.94%	24,138
Total:	$566,795	88.42%	$69,131

	Three months ended March 31, 2024		March 31, 2024
Major Customer	Revenues	Percentage of revenues	Accounts receivable
Pro King International Warehouse Limited	$134,271	49.88%	$44,733
Furniture Station Limited	99,851	37.09%	45,934
Total:	$234,122	86.97%	$90,667

These customers are located in Hong Kong.

Cost of Revenues

Cost of revenues of $319,004 for the three months ended March 31, 2025, consisted primarily of the direct wages, telemarketing service charges, depreciation and amortization of right-of-use assets. Cost of revenues increased by $174,147, as compared to $144,857 in the same period of 2024, which was mainly due to the increase in direct operating costs in logistics services. Cost of revenues of $144,857 for the three months ended March 31, 2024 consisted primarily of the direct wages for logistic service and depreciation and amortization of right-of-use assets.

For the three months ended March 31, 2025 and 2024, the individual vendor who accounted for 10% or more of the Company’s direct operating cost and its outstanding payable balances at period-end dates, are presented as follows:

	Three months ended March 31, 2025		March 31, 2025
Vendor	Cost of revenues	Percentage cost of revenues	Expenses payable
Ten Month Limited	$82,862	25.98%	$35,548
Giant Winner Limited	44,259	13.87%	–
Total:	$127,121	39.85%	$35,548

	Three months ended March 31, 2024		March 31, 2024
Vendor	Cost of revenues	Percentage cost of revenues	Expenses payable
Giant Winner Limited	$45,167	31.18%	$–

These vendors are located in Hong Kong and China.

Gross Profit

We achieved a gross profit of $322,019 and $124,352 for the three months ended March 31, 2025 and 2024, respectively. The increase in gross profit is attributable to an increase in new business in rendering logistics and warehousing services.

Operating Expenses:

General and Administrative Expenses (“G&A”): General and administrative expenses of $259,779 and $70,699 for the three months ended March 31, 2025, and 2024, respectively. These expenses primarily include payroll, office operating costs, as well as professional fees.

Income Tax Expense

We incurred income tax expense of $8,423 and $13,624 during the three months ended March 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

Working Capital

As of March 31, 2025, we had cash and cash equivalents of $368,791, account receivables of $329,128 and prepaid expenses and other current assets of $3,894.

As of December 31, 2024, we had cash and cash equivalents of $322,426, accounts receivable of $312,200 and prepaid expenses and other current assets of $16,773.

As of March 31, 2025 and December 31, 2024, we had working capital deficit of $3,906,209 and $4,171,189, respectively.

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

Cash Flows

The following summarizes the key component of our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$176,329	$111,096
Net cash used in investing activities	$(231,570)	$(511,133)
Net cash provided by financing activities	$99,148	$571,802

Net Cash Provided by Operating Activities

For the three months ended March 31, 2025, net cash provided by operating activities was $176,329, which consisted primarily of net income of $6,977, a decrease in prepaid expenses and other current assets of $12,879, an increase in accrued liabilities and other payables of $66,598, an increase in contract liabilities of $27,638, an increase in income tax payable of $8,423 and adjusted for non-cash items of depreciation for property and equipment of $41,101, amortization of right-of-use assets of $29,926, interest expenses on promissory notes of $47,115 and interest expenses on lease liabilities of $19,292, offset by an increase of account receivables of $16,928, a decrease of account payables of $23,503 and a decrease of lease liabilities of $43,189.

For the three months ended March 31, 2024, net cash provided by operating activities was $111,096, which consisted primarily of a net income of $40,512, an increase in accrued liabilities and other payables of $61,085 and an increase in income tax payable of $13,580, and adjusted for non-cash items of depreciation for property and equipment of $18,512, amortization of right-of-use assets of $29,772 and interest expenses on lease liabilities of $20,527, offset by a decrease of lease liabilities of $39,876, an increase in account receivables of $27,988 and a decrease in account payables of $5,028.

Net Cash Used In Investing Activities

For the three months ended March 31, 2025, net cash used in investing activities of $231,570 which consisted primarily of $2,761 for purchase of property and equipment during the period and $228,809 of additions in construction in progress.

For the three months ended March 31, 2024, net cash used in investing activities of $511,133 represent the purchase of property and equipment during the period.

Net Cash Provided by Financing Activities

For the three months ended March 31, 2025, net cash provided by financing activities of $99,148 which consisted primarily of $67,099 advance from the Company’s shareholder and $32,049 advance from the Company’s director.

For the three months ended March 31, 2024, net cash provided by financing activities of $571,802 represented the advances made by the Company’s director.

All advances are repayable on demand and interest-free.

Material Cash Requirements

As of March 31, 2025, we had an accumulated deficit of $6,063,996. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Contractual Obligations and Commercial Commitments

On August 15, 2024, we, UWMC and eleven shareholders of UWMC entered into a Share Exchange Agreement (the “SEA”) pursuant to which the shareholders of UWMC agreed to transfer to us 4,000 shares of UWMC, constituting all of the issued and outstanding securities of UWMC, in exchange for 148,148,148 shares of our common stock (the “Acquisition Shares”). In addition to the Acquisition Shares, we agreed to make earnout payments in the aggregate amount of $5.5 million (collectively, the “Earn Out Payments”) upon UWMC’s achievement of certain net income performance milestones during each six-month period ending June 30 and December 31 (each, a “Performance Period”) for a total of nine Performance Periods. The Earn Out Payments will be payable in the form of interest free promissory notes and shared equally among Chan Sze Yu, Fong Hiu Ching and Young Chi Kin Eric, who are also our shareholders.

As of December 31, 2024, pursuant to the terms and calculations of the earnout provision, management has determined the final earnout of $1 million being vested pursuant to the agreement. As of March 31, 2025, we have not paid this earnout amount to these shareholders and recognized as “earnout payable” on the unaudited condensed consolidated balance sheets.

Except as noted above, we had no other contractual obligations and material commercial commitments as of March 31, 2025.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not changed since December 31, 2024. For a detailed description of the critical accounting policies and estimates of the Company, please refer to “Critical Accounting Policies and Estimates” included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on Form 10-K.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were effective as of March 31, 2025.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the period ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the period ended March 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

MARVION INC.

Date: May 19, 2025	By:	/s/ Chan Sze Yu
Name: Chan Sze Yu
Title: Chief Executive Officer and Chief Financial Officer

