Form 10-Q
period 2025-06-30
Marvion Inc.
filed 2025-08-14
CIK 1439264

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 14, 2025, the Company had outstanding 340,389,151 shares of common stock.

MARVION INC.

QUARTERLY REPORT

FOR THE QUARTER ENDED JUNE 30, 2025

INTRODUCTORY COMMENTS

We are not a Hong Kong operating company but a Nevada holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and the British Virgin Islands. Our investors hold shares of common stock in Marvion Inc., the Nevada holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong and British Virgin Islands subsidiaries and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our ability to obtain contributions from our subsidiaries are significantly affected by regulations promulgated by Hong Kong and British Virgin Island authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong.” set forth in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 25, 2025 (the “Annual Report”).

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

The recent joint statement by the SEC and Public Company Accounting Oversight Board (“PCAOB”), and the Holding Foreign Companies Accountable Act (“HFCAA”) all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Trading in our securities may be prohibited under the HFCAA if the PCAOB determines that it cannot inspect or investigate completely our auditor, and that as a result, an exchange may determine to delist our securities. The Consolidated Appropriations Act, 2023 amended the HFCAA and reduced the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. On December 16, 2021, the PCAOB issued its report notifying the Commission that it is unable to inspect or investigate completely accounting firms headquartered in mainland China or Hong Kong due to positions taken by authorities in mainland China and Hong Kong. On December 15, 2022, the PCAOB issued a report that vacated its December 16, 2021 determination and removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. Our auditor is based in Texas and is subject to PCAOB’s inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. Furthermore, due to the recent developments in connection with the implementation of the HFCAA, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCAA, as amended by the Consolidated Appropriates Act, 2023, that the PCAOB be permitted to inspect the issuer’s public accounting firm within two years, may result in the delisting of our securities from applicable trading markets in the U.S, in the future if the PCAOB is unable to inspect our accounting firm at such future time. Please see “Risk Factors- The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period was shortened to two years upon the enactment of the Consolidated Appropriations Act, 2023. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.” set forth in herein.

In addition to the foregoing risks, we face various legal and operational risks and uncertainties arising from doing business in Hong Kong as summarized below and in “Risk Factors — Risks Relating to Doing Business in Hong Kong.” set forth in the Annual Report.

•	Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business. Please see “Risk Factors-We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.” set forth in the Annual Report.

•	We are a holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and the British Virgin Islands. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong and the British Virgin Islands subsidiaries and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends. Please see “Risk Factors- Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.” set forth in the Annual Report.

•	There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. We rely on dividends from our Hong Kong subsidiary for our cash and financing requirements, such as the funds necessary to service any debt we may incur. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Please see “Risk Factors - Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock.”; “Risk Factors - PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business.”; “Risk Factors - Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.” and “Transfers of Cash to and from our Subsidiaries” set forth in the Annual Report.

•	PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our operating subsidiaries in Hong Kong. Substantial uncertainties exist with respect to the interpretation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations. Please see “Risk Factors- PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business.” set forth in the Annual Report.

•	In light of China’s extension of its authority into Hong Kong, the Chinese government can change Hong Kong’s rules and regulations at any time with little or no advance notice, and can intervene and influence our operations and business activities in Hong Kong. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, if our subsidiaries or the holding company were required to obtain approval in the future, or we erroneously conclude that approvals were not required, or we were denied permission from Chinese authorities to operate or to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange and the value of our common stock would likely significantly decline or become worthless, which would materially affect the interest of the investors. There is a risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers, which could result in a material change in our operations and/or the value of our securities. Further, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers would likely significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “Risk Factors-We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.” and “The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.” set forth in the Annual Report.

•	Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.

•	We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers. Please see “Risk Factors- The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.” set forth in the Annual Report.

•	Under the Enterprise Income Tax Law of the PRC (“EIT Law”), we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders. Please see “Risk Factors- Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth in the Annual Report.

•	Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident Shareholders to personal liability, may limit our ability to acquire Hong Kong and PRC companies or to inject capital into our Hong Kong subsidiary, may limit the ability of our Hong Kong subsidiaries to distribute profits to us or may otherwise materially and adversely affect us.

•	You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of shares of our common stock. Please see “Risk Factors- Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.” set forth in the Annual Report.

•	We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies. Please see “Risk Factors- We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.” set forth in the Annual Report.

•	We are organized under the laws of the State of Nevada as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in Hong Kong against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries. Please see “Risk Factors- Substantially all of our assets and a majority of our officers and directors are located in Hong Kong. As a result, it may be difficult for stockholders to enforce any judgment obtained in the United States against us, our officers or directors, which may limit the remedies otherwise available to our stockholders.” set forth in the Annual Report.

•	U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.

•	There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits. Please see “Risk Factors- Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth in the Annual Report.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MARVION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2025 (Unaudited)	December 31, 2024 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$264,721	$322,426
Accounts receivable, net	488,953	312,200
Prepaid expenses and other current assets	8,565	16,773
Total current assets	762,239	651,399

Non-current assets:
Construction in progress	–	399,780
Property and equipment, net	2,802,008	1,739,468
Right-of-use assets, net	1,172,133	1,244,794
Total non-current assets	3,974,141	3,384,042

TOTAL ASSETS	$4,736,380	$4,035,441

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts Payable (including payable from related party of $14,127 and $0 as of June 30, 2025 and December 31, 2024, respectively)	$153,784	$117,956
Accrued liabilities and other payables	660,025	1,161,150
Amount due to director	1,424,278	1,088,838
Amount due to shareholder	956,747	826,716
Construction payable	462,696	342,540
Convertible notes payable	–	170,000
Promissory notes payable	16	16
Earn-out payable	2,000,000	1,000,000
Lease liabilities	99,625	97,857
Income tax payable	34,339	17,515
Total current liabilities	5,791,510	4,822,588

Non-current liabilities:
Lease liabilities	1,190,642	1,254,618
Promissory notes payable	3,118,248	3,999,306
Total non-current liabilities	4,308,890	5,253,924

TOTAL LIABILITIES	10,100,400	10,076,512

Commitments and contingencies (Note 19)	–	–

Shareholders’ deficit:
Preferred stock, par value $0.0001, 30,000,000,000 shares authorized, 18,999,999 and 18,999,999 shares undesignated as of June 30, 2025 and December 31, 2024, respectively	–	–
Preferred stock, Series A, par value $0.0001, 10,000,000 shares designated, 10,000,000 and 10,000,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,000	1,000
Preferred stock, Series B, par value $0.0001, 1,000,000 shares designated, 366,346 and 366,346 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	37	37
Preferred stock, Series C, par value $0.0001, 1 share designated, 1 and 1 share issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1	1
Common stock, par value $0.0001, 270,000,000,000 shares authorized, 340,389,151 and 308,958,835 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	34,040	30,897
Additional paid-in capital	562,603	–
Accumulated other comprehensive loss	(5,506)	(2,033)
Accumulated losses	(5,956,195)	(6,070,973)
Total shareholders’ deficit	(5,364,020)	(6,041,071)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$4,736,380	$4,035,441

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARVION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Revenues, net	$889,768	$360,109	$1,530,791	$629,318
Cost of revenues	(583,878)	(178,504)	(902,882)	(323,361)
Gross profit	305,890	181,605	627,909	305,957

Operating expenses:
General and administrative expenses	(282,700)	(88,240)	(542,479)	(158,939)
Total operating expenses	(282,700)	(88,240)	(542,479)	(158,939)
Income from operations	23,190	93,365	85,430	147,018

Other income (expense):
Interest income	199	502	474	985
Interest expense	(76,873)	–	(123,988)	–
Gain on debt extinguishment	170,000	–	170,000	–
Total other income, net	93,326	502	46,486	985
Income before income taxes	116,516	93,867	131,916	148,003
Income tax expense	(8,715)	(19,890)	(17,138)	(33,514)
Net income	107,801	73,977	114,778	114,489

Other comprehensive (loss) income:
Foreign currency adjustment (loss) gain	(3,121)	(4)	(3,473)	155
Comprehensive income	$104,680	$73,973	$111,305	$114,644

Net income per share:
Basic (1)	$0.00	$0.00	$0.00	$0.00
Diluted (1)	$0.00	$0.00	$0.00	$0.00

Weighted average common shares outstanding:
Basic #	340,389,151	148,148,150	328,233,780	148,148,150
Diluted #	340,389,151	148,148,150	328,233,780	148,148,150

(1)	Less than $0.01

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARVION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred Stock						Common stock			Accumulated
	Series A		Series B		Series C				Additional	other		Total
	No. of		No. of		No. of		No. of		paid-in	comprehensive	Accumulated	shareholders’
	shares	Amount	shares	Amount	shares	Amount	shares	Amount	capital	income (loss)	deficit	deficit
Balance as of January 1, 2024 (restated)	10,000,000	$1,000	366,346	$37	1	$1	308,958,835	$30,897	$–	$61	$(5,377,310)	$(5,305,314)

Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	159	–	159
Net income for the period	–	–	–	–	–	–	–	–	–	–	40,512	40,512

Balance as of March 31, 2024	10,000,000	$1,000	366,346	$37	1	$1	308,958,835	$30,897	$–	$220	$(5,296,798)	$(5,264,643)

Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	(4)	–	(4)
Net income for the period	–	–	–	–	–	–	–	–	–	–	73,977	73,977

Balance as of June 30, 2024	10,000,000	$1,000	366,346	$37	1	$1	308,958,835	$30,897	$–	$216	$(5,222,821)	$(5,190,670)

Balance as of January 1, 2025	10,000,000	$1,000	366,346	$37	1	$1	308,958,835	$30,897	$–	$(2,033)	$(6,070,973)	$(6,041,071)

Shares issued for settlement of accrued consultancy fees	–	–	–	–	–	–	31,430,316	3,143	562,603	–	–	565,746
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	(352)	–	(352)
Net income for the period	–	–	–	–	–	–	–	–	–	–	6,977	6,977

Balance as of March 31, 2025	10,000,000	$1,000	366,346	$37	1	$1	340,389,151	$34,040	$562,603	$(2,385)	$(6,063,996)	$(5,468,700)

Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	(3,121)	–	(3,121)
Net income for the period	–	–	–	–	–	–	–	–	–	–	107,801	107,801

Balance as of June 30, 2025	10,000,000	$1,000	366,346	$37	1	$1	340,389,151	$34,040	$562,603	$(5,506)	$(5,956,195)	$(5,364,020)

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARVION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$114,778	$114,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	98,886	38,110
Amortization of right-of use assets	59,758	59,555
Imputed interest expenses on operating lease liabilities	38,179	40,728
Imputed interest expenses on promissory notes payable	118,942	–
Gain on debt extinguishment	(170,000)	–

Change in operating assets and liabilities:
Accounts receivable, net	(176,753)	(93,007)
Prepaid expenses and other current assets	8,208	–
Accounts payable	35,828	(57,243)
Accrued liabilities and other payables	64,621	218,499
Operating lease liabilities	(86,377)	(85,949)
Income tax payable	16,824	33,563
Net cash provided by operating activities	122,894	268,745

Cash flows used in investing activities:
Purchase of property and equipment	(669,849)	(670,253)
Net cash used in investing activities	(669,849)	(670,253)

Cash flows from financing activities:
Advance from a director	420,228	610,321
Advance from a shareholder	163,026	–
Repayment to a director	(84,788)	–
Repayment to a shareholder	(32,995)	–
Net cash provided by financing activities	465,471	610,321

Effect of exchange rate on cash and cash equivalents	23,779	3,201
Net change in cash and cash equivalents	(57,705)	212,014
Cash and cash equivalents at beginning of the period	322,426	120,319
Cash and cash equivalents at end of the period	$264,721	$332,333

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–
Shares issued for settlement of accrued consultancy fees	$565,746	$–

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARVION INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

1.          BASIS OF PRESENTATION

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the period ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on April 25, 2025.

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

3.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The reporting currency of the Company is United States Dollar (“US$”) and the accompanying unaudited condensed consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintains its books and record in its local currencies, Hong Kong Dollars (“HKD”), for details, please refer to foreign currencies transactions and translation as below.

Basis of consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash in readily available checking and saving accounts. They consist of highly liquid investments that are readily convertible to cash and that mature within three months or less from the date of purchase. The carrying amounts approximate fair value due to the short maturities of these instruments. The Company maintains all of the bank accounts in Hong Kong.

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

As of June 30, 2025 and December 31, 2024, no allowance for expected credit losses is recorded as the Company considers all of the outstanding accounts receivable fully collectible in the foreseeable future.

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

Impairment of Long-lived Assets

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property, plant and equipment and construction in progress owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There was no impairment of long-lived assets identified for the three and six months ended June 30, 2025 and 2024.

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

The following is a disaggregation of the Company’s revenue by major source for the respective periods:

		Three Months Ended June 30,		Six Months Ended June 30,
Types of segments/revenue sources	Time of recognition	2025	2024	2025	2024

Supply chain segment:
Logistic service income	Point-in-time	$461,342	$156,161	$750,112	$263,709
Warehousing service income	Over time	381,696	134,271	668,640	268,591
		843,038	290,481	1,418,752	532,300

Financial segment:
Financial consulting income	Point-in-time	46,730	69,628	112,039	97,018
Total revenues		$889,768	$360,109	$1,530,791	$629,318

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

For the three and six months ended June 30, 2025 and 2024, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2025 and December 31, 2024, the Company did not have any significant unrecognized uncertain tax positions.

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

In accordance with ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, the Company considered whether additional disclosures were required, including significant segment expenses and measures used by the chief operating decision maker (“CODM”). The Company’s CODM is the Chief Executive Officer, Mr. Chan Sze Yu, who is responsible for reviewing performance and making decisions regarding resource allocation.

Based on the management’s assessment, the Company determined that it has two reportable business segments, as defined by ASC 280, as follows:

– Supply chain segment	Provision of logistic service and warehousing service
– Financial segment	Provision of financial consulting service

For the three and six months ended June 30, 2025 and 2024, all of the Company’s revenue and assets are locally generated in Hong Kong. Therefore, no geographical segments are presented.

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three and six months ended June 30, 2025 and 2024.

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

Foreign currencies transactions and translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting foreign exchange gain (loss) are recorded in the unaudited condensed consolidated statement of operations and comprehensive income.

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

Translation of amounts from HKD into US$1 has been made at the following exchange rates for the period ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Period-end HKD:US$1 exchange rate	0.1274	0.1281
Period average HKD:US$1 exchange rate	0.1283	0.1279

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

The Company reported a working capital deficit of $5,029,271 and accumulated deficit of $5,956,195 as of June 30, 2025. The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its major shareholders. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

5.          BUSINESS SEGMENT

During the three and six months ended June 30, 2025 and 2024, the Company managed and operated its business into two reportable business segments:

– Supply chain segment	Provision of logistic service and warehousing service
– Financial segment	Provision of financial consulting service

The CODM assesses segment financial performance by reviewing segment revenue and segment operating income. The CODM will make decisions to allocate resources based on the review of monthly, quarterly, and annual financial information categorized by segment. The financial information is presented to the CODM using actual-to-actual results and budget-to-actual results.

The CODM evaluates performance and allocates resources to the segments, based on operating results. Adjustments to reconcile segment results with consolidated results are included in the caption “Corporate,” which primarily includes unallocated corporate activity.

Summarized below is the information about the Company’s operating results by reporting segments for the three and six months:

	Three months ended June 30,
	Supply chain segment		Financial segment		Corporate		Consolidated
	2025	2024	2025	2024	2025	2024	2025	2024

Revenues, net	$843,038	$290,481	$46,730	$69,628	$–	$–	$889,768	$360,109
Cost of revenues	(576,468)	(159,957)	(7,410)	(18,547)	–	–	(583,878)	(178,504)
Gross profit	266,570	130,524	39,320	51,081	–	–	305,890	181,605
Operating expenses	(174,902)	(54,369)	(32,615)	(33,871)	(75,183)	–	(282,700)	(88,240)
Operating income (loss)	91,668	76,155	6,705	17,210	(75,183)	–	23,190	93,365
Total other income, net	118	405	35	97	93,173	–	93,326	502
Income tax expense	(10,916)	(17,050)	2,201	(2,840)	–	–	(8,715)	(19,890)
Segment profit (loss)	$80,870	$59,510	$8,941	$14,467	$17,990	$–	$107,801	$73,977

	Six months ended June 30,
	Supply chain segment		Financial segment		Corporate		Consolidated
	2025	2024	2025	2024	2025	2024	2025	2024

Revenues, net	$1,418,752	$532,300	$112,039	$97,018	$–	$–	$1,530,791	$629,318
Cost of revenues	(873,621)	(299,699)	(29,261)	(23,662)	–	–	(902,882)	(323,361)
Gross profit	545,131	232,601	82,778	73,356	–	–	627,909	305,957
Operating expenses	(321,353)	(116,677)	(56,954)	(42,262)	(164,172)	–	(542,479)	(158,939)
Operating income (loss)	223,778	115,924	25,824	31,094	(164,172)	–	85,430	147,018
Total other income, net	371	672	57	313	46,058	–	46,486	985
Income tax credit (expense)	(19,339)	(28,383)	2,201	(5,131)	–	–	(17,138)	(33,514)
Segment profit (loss)	$204,810	$88,213	$28,082	$26,276	$(118,114)	$–	$114,778	$114,489

	Supply chain segment		Financial segment		Corporate		Consolidated
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024

Property and equipment	$2,802,008	$1,739,468	$–	$–	$–	$–	$2,802,008	$1,739,468
Total Assets	$4,642,134	$3,961,537	$87,210	$71,553	$7,036	$2,351	$4,736,380	$4,035,441

6.          ACCOUNTS RECEIVABLE, NET

	June 30, 2025	December 31, 2024

Accounts receivable – third parties	$488,953	$312,200
Less: allowance for expected credit losses	–	–
Accounts receivable, net	$488,953	$312,200

The Company generally conducts its business with creditworthy third parties. The Company determines, on a continuing basis, the probable losses and an allowance for expected credit losses, based on several factors including internal risk ratings, customer credit quality, payment history, historical bad debt/write-off experience and forecasted economic and market conditions. Accounts receivable are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible. In addition, receivable balances are monitored on an ongoing basis and its exposure to bad debts is not significant.

No allowance for expected credit losses were recognized for the three and six months ended June 30, 2025 and 2024.

7.          CONSTRUCTION IN PROGRESS AND CONSTRUCTION PAYABLE

As of June 30, 2025, the Company’s warehouse building was commenced in operational use and the development costs in construction in progress were transferred to warehouse facilities under property and equipment, subject to depreciation, based on a straight-line basis over its estimated useful life of 12 years, pursuant to lease term of the leasehold land.

The construction payable of $462,696 and $342,540 as of June 30, 2025 and December 31, 2024, respectively, on the unaudited condensed consolidated balance sheets represented the unpaid invoices for warehouse building construction.

8.          PROPERTY AND EQUIPMENT, NET

As of June 30, 2025 and December 31, 2024, property and equipment, net consisted of the following:

	June 30, 2025	December 31, 2024
At cost:
Warehouse facilities	$2,965,608	$1,809,774
Equipment	5,258	1,159
Motor vehicle	38,680	39,099
	3,009,546	1,850,032
Less: accumulated depreciation	(207,538)	(110,564)
	$2,802,008	$1,739,468

Depreciation expense for the three months ended June 30, 2025 and 2024 were $57,785 and $19,598, respectively.

Depreciation expense for the six months ended June 30, 2025 and 2024 were $98,886 and $38,110, respectively.

9.          LEASES

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

Supplemental balance sheet information related to operating leases was as follows:

	As of
	June 30, 2025	December 31, 2024
Operating lease:
Right-of-use assets, net	$1,172,133	$1,244,794

Lease liabilities:
Current lease liabilities	$99,625	$97,857
Non-current lease liabilities	1,190,642	1,254,618

Total lease liabilities	$1,290,267	$1,352,475

Operating lease expense for the three months ended June 30, 2025 and 2024 was $29,832 and $29,783, respectively.

Operating lease expense for the six months ended June 30, 2025 and 2024 was $59,758 and $59,555, respectively.

Other supplemental information about the Company’s operating lease as of:

	June 30, 2025	December 31, 2024
Weighted average discount rate	5.75%	5.75%
Weighted average remaining lease term (years)	10.38	10.88

Operating lease commitments:

The following table summarizes the future minimum lease payments due under the Company’s operating leases in the next five years, as of June 30, 2025:

Year ending June 30,
2026	$171,217
2027	171,217
2028	171,217
2029	171,217
2030	154,403
Thereafter	879,018
Total minimum finance lease liabilities payment	1,718,289
Less: imputed interest	(428,022)

Future minimum lease liabilities	$1,290,267

10.          AMOUNT DUE TO DIRECTOR

As of June 30, 2025 and December 31, 2024, the amount represented temporary advances made by a director, Mr. Chan to the Company for capital expenditure and working capital purposes, which was unsecured, interest-free and repayable on demand. The balance was $1,424,278 and $1,088,838 as of June 30, 2025 and December 31, 2024, respectively.

11.        AMOUNT DUE TO SHAREHOLDER

As of June 30, 2025 and December 31, 2024, the amount represented temporary advances made by a shareholder, Mr. Young to the Company for capital expenditure and working capital purposes, which was unsecured, interest-free and repayable on demand. The balance was $956,747 and $826,716 as of June 30, 2025 and December 31, 2024, respectively.

12.        PROMISSORY NOTES PAYABLE AND EARNOUT PAYABLE

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

As of December 31, 2024, pursuant to the terms and calculations of the earnout provision, management has determined that the earnout payment of $1 million is vested, whereas the performance criteria for the Performance Period ended December 31, 2024 was satisfied. The earnout amount of $2 million was recognized as “earnout payable”. Subsequently, the Company agreed to make the earnout payments on or before December 31, 2025.

The earnout payments are classified as liability and were initially measured at fair value at the share exchange transaction date and will subsequently be remeasured at the end of each reporting period with the change in fair value of the earnout liability recorded in the unaudited condensed consolidated statements of operations and comprehensive income. The estimated fair value of the total earnout liability was $5.1 million.

The following table summarizes the contingent earnout payments due under the Company’s earnout provision as of June 30, 2025:

For the Performance Period ending
December 31, 2024	$1,000,000
June 30, 2025	1,000,000
December 31, 2025	500,000
June 30, 2026	500,000
December 31, 2026	500,000
June 30, 2027	500,000
December 31, 2027	500,000
June 30, 2028	500,000
December 31, 2028	500,000
Total contingent earnout payment	5,500,000
Less: imputed interest	(381,752)
Less: earnout payable recognized as of June 30, 2025	(2,000,000)
Promissory notes payable	$3,118,248

13.        CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

			As of
			June 30, 2025	December 31, 2024
	Issue date	Maturity date
Convertible note A	August 1, 2023	December 31, 2024	$–	$5,000
Convertible note B	August 8, 2023	December 31, 2024	–	5,000
Convertible note C	November 11, 2023	December 31, 2024	–	160,000
			$–	$170,000

During the three and six months ended June 30, 2025, the Company and the convertible notes holders agreed to settle all obligations arising from the original convertible notes agreements and release each other from any claims related to the agreement. The obligations under the agreements (including but not limited to the Notes’ repayment, conversion rights and registration statement obligations) are agreed to be terminated. On June 27, 2025, the note holders unconditionally agreed and irrevocably waived all rights to convert the note into shares of the Company’s common stock, demand repayment of the Notes’ principal or accrued interest and enforce any registration rights or other claims under the agreement. The gain on debt extinguishment of $170,000 in accordance with ASC 405-20 was recognized in the unaudited condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2025.

14.        SHAREHOLDERS’ DEFICIT

Preferred stock

As of June 30, 2025 and December 31, 2024, the Company’s authorized shares were 30,000,000,000 shares of preferred stock, with a par value of $0.0001.

As of June 30, 2025 and December 31, 2024, the Company had 10,000,000 and 10,000,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of June 30, 2025 and December 31, 2024, the Company had 366,346 and 366,346 shares of Series B Preferred Stock issued and outstanding, respectively.

As of June 30, 2025 and December 31, 2024, the Company had 1 and 1 share of Series C Preferred Stock issued and outstanding, respectively.

Common stock

As of June 30, 2025 and December 31, 2024, the Company’s authorized shares were 270,000,000,000 shares of common stock, with a par value of $0.0001.

On March 11, 2025, the Company issued 31,430,316 shares of its common stock to certain consultants to settle their fees payable due and recognized at December 31, 2024.

As of June 30, 2025 and December 31, 2024, the Company had 340,389,151 and 308,958,835 shares of common stock issued and outstanding, respectively.

15.        NET INCOME PER SHARE

The calculation of the basic and diluted net income per share attributable to common stockholders of the Company is based on the following data (in dollars, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to common stockholders	$107,801	$73,977	$114,778	$114,489

Weighted average common shares outstanding – Basic and diluted	340,389,151	148,148,150	328,233,780	148,148,150

Net income per share – Basic and diluted #	$0.00	$0.00	$0.00	$0.00

#	For net income per share during the three and six months ended June 30, 2025 and 2024, basic and diluted net income per share was less than $0.01.

16.        INCOME TAX

For the six months ended June 30, 2025 and 2024, the local (“United States of America”) and foreign components of (loss) income before income taxes were comprised of the following:

	Six Months Ended June 30,
	2025	2024

Tax jurisdiction from:
- Local	$(118,114)	$–
- Foreign, including
British Virgin Islands	–	–
Hong Kong	250,030	148,003
Income before income taxes	$131,916	$148,003

	Six Months Ended June 30,
	2025	2024

Current:
- Local	–	–
- Foreign	$17,138	$33,514

Deferred:
- Local	–	–
- Foreign	–	–
Income tax expense	$17,138	$33,514

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has operations in Hong Kong that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of United States of America. The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the periods presented. Deferred tax asset is not provided for as the tax losses may not be able to carry forward after a change in substantial ownership of the Company.

For the three and six months ended June 30, 2025 and 2024, there were no operating incomes.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current period, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for six months ended June 30, 2025 and 2024 is as follows:

	Six Months Ended June 30,
	2025	2024

Income before income taxes	$250,030	$148,003
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	41,255	24,420
Tax effect of non-taxable items	(24,117)	(163)
Tax effect of non-deductible items	–	9,257
Income tax expense	$17,138	$33,514

The following table sets forth the significant components of the deferred tax assets of the Company as of June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025	December 31, 2024

Deferred tax assets:
NOL – US tax regime	$253,807	$135,693
NOL – British Virgin Islands regime	263,951	263,951
NOL – Hong Kong tax regime	173,266	423,296
	691,024	822,940
Less: valuation allowance	(691,024)	(822,940)
Deferred tax assets, net	$–	$–

As of June 30, 2025 and December 31, 2024, the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to income taxes would be classified as a component of the provision for income taxes in the unaudited condensed consolidated statements of operations. The Company does not expect any significant change in its uncertain tax positions in the next twelve months.

17.        RELATED PARTY TRANSACTIONS

From time to time, the directors of the Company advanced funds to the Company for capital expenditures and working capital purpose. Those temporary advances are unsecured, non-interest bearing and have no fixed terms of repayment.

Nature of relationships with related parties

Name of related party	Relationship with the Company
Chan Sze Yu	Director of the Company
Young Chi Kin Eric	Individual shareholder
KSK Asia (Hong Kong) Limited	Held by director of the Company

Related party balances consisted of the following:

		As of
Name	Nature	June 30, 2025	December 31, 2024

Chan Sze Yu	Amount due to director	$1,424,278	$1,088,838
Young Chi Kin Eric	Amount due to shareholder	956,747	826,716
KSK Asia (Hong Kong) Limited	Accounts payable	14,127	–
		$2,395,152	$1,915,554

As at June 30, 2025 and December 31, 2024, these amounts due to director and shareholder represented the cash advances from these related parties to the Company for operating purposes. These balances due are unsecured, interest free and repayable on demand.

Related party transactions consisted of the following:

In the ordinary course of business, during the periods presented, the Company has involved with transactions, either at cost or current market price and on the normal commercial terms among related parties. The following table provides the transactions with these parties for the periods as presented (for the portion of such period that they were considered related):

For the three months ended June 30, 2025, the Company purchased service of $14,226 (equal to HKD110,895) from a related company for delivery services.

For the six months ended June 30, 2025, the Company purchased service of $18,082 (equal to HKD140,895) from a related company for delivery services.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

18.        CONCENTRATIONS OF RISKS

The Company is exposed to the following concentrations of risks:

(a)	Major customers

For the three months ended June 30, 2025 and 2024, the individual customer who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at period-end dates, are presented as follows:

	Three Months ended June 30,		June 30, 2025
Customer	2025	2024	Accounts receivable
Customer A	60.40%	–	$330,520
Customer B	18.15%	–	26,753
Customer C	13.67%	37.30%	89,176
Customer D	–	30.56%	–
Customer E	–	11.21%	$–

For the six months ended June 30, 2025 and 2024, the individual customer who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at period-end dates, are presented as follows:

	Six Months ended June 30,		June 30, 2025
Customer	2025	2024	Accounts receivable
Customer A	47.73%	–	$330,520
Customer B	21.13%	–	26,753
Customer C	16.76%	42.68%	89,176
Customer D	–	33.36%	$–

These customers are located in Hong Kong.

(b)	Major vendors

For the three months ended June 30, 2025 and 2024, the individual vendor who accounted for 10% or more of the Company’s direct operating cost and its outstanding payable balances at period-end dates, are presented as follows:

	Three Months ended June 30,		June 30, 2025
Vendor	2025	2024	Accounts payable
Vendor A	44.41%	–	$71,453
Vendor B	22.29%	–	42,979
Vendor C	–	25.15%	–
Vendor D	–	11.64%	–
Vendor E	–	10.58%	–
Vendor F	–	10.39%	$–

For the six months ended June 30, 2025 and 2024, the individual vendor who accounted for 10% or more of the Company’s direct operating cost and its outstanding payable balances at period-end dates, are presented as follows:

	Six Months ended June 30,		June 30, 2025
Vendor	2025	2024	Accounts payable
Vendor A	29.85%	–	$71,453
Vendor B	23.55%	–	42,979
Vendor C	–	27.85%	–
Vendor D	–	10.90%	$–

These vendors are located in Hong Kong and China.

(c)	Credit risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. Cash equivalents are maintained with high credit quality institutions in Hong Kong, the composition and maturities of which are regularly monitored by the management. The Hong Kong Deposit Protection Board pays compensation up to a limit of HK$800,000 (equal to $101,915) if the bank in Hong Kong with which an individual/a company hold its eligible deposit fails.

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

19.        COMMITMENTS AND CONTINGENCIES

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

As of June 30, 2025 and December 31, 2024, pursuant to the terms and calculations of the earnout provision, management has determined the final earnout of $1 million and $1 million, respectively, being vested pursuant to the agreement. As of June 30, 2025, the $2 million earnout amount has not been paid to these shareholders and recognized as “earnout payable” on the unaudited condensed consolidated balance sheets.

Except as noted above, the Company had no other material commitments or contingencies as of June 30, 2025.

20.        SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2025, up through the date the Company issued the unaudited condensed consolidated financial statements. The Company had no material recognizable subsequent events since June 30, 2025.

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

Current Revenue Generating Operation

BUSINESS SEGMENT INFORMATION

The following table summarizes revenue from contracts with customers, disaggregated by revenue source and the related segments, for the six months ended June 30, 2025 and 2024:

	Six Months ended June 30,
Types of segments/revenue sources	2025	2024

Supply chain segment:
Logistic services income	$750,112	$263,709
Warehousing services income	668,640	268,591
	1,418,752	532,300
Financial segment:
Financial consulting services income	112,039	97,018

	$1,530,791	$629,318

The following table summarizes revenue from contracts with customers, disaggregated by revenue source and the related segments, for the three months ended June 30, 2025 and 2024:

	Three Months ended June 30,
Types of segments/revenue sources	2025	2024

Supply chain segment:
Logistic services income	$461,342	$156,161
Warehousing services income	381,696	134,320
	843,038	290,481
Financial segment:
Financial consulting services income	46,730	69,628

	$889,768	$360,109

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

Results of Operations.

Three Months Ended June 30, 2025, as compared to Three Months Ended June 30, 2024

The following table sets forth selected financial information from our statements of comprehensive income for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024

Revenues, net	$889,768	$360,109
Cost of revenues	(583,878)	(178,504)
Gross profit	305,890	181,605
Operating expenses:
General and administrative expenses	(282,700)	(88,240)
Total operating expenses	(282,700)	(88,240)
Income from operations	23,190	93,365
Interest income	199	502
Interest expense	(76,873)	–
Gain on debt extinguishment	170,000	–
Income before income taxes	116,516	93,867
Income tax expense	(8,715)	(19,890)
Net income	$107,801	$73,977

Revenues

The Company currently generates three sources of revenue:

	Three Months Ended June 30,
	2025	2024

Logistic service income	$461,342	$156,161
Warehousing service income	381,696	134,320
Financial consulting income	46,730	69,628
	$889,768	$360,109

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

Revenues of $889,768 for the three months ended June 30, 2025, increased by $529,659 or 147% from $360,109 in the same period of 2024, which was mainly due to the increase in number of customers in rendering logistics and warehousing services. Revenues of $360,109 for the three months ended June 30, 2024, consisted mainly logistics and warehousing services.

For the three months ended June 30, 2025 and 2024, the individual customer who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at period-end dates, are presented as follows:

	Three Months ended June 30,		June 30, 2025
Customer	2025	2024	Accounts receivable
Kwai Bon Transportation Limited	60.40%	–	$330,520
Lei Tat Trading (International) Limited	18.15%	–	26,753
Pro King International Warehouse Limited	13.67%	37.30%	89,176
Furniture Station Limited	–	30.56%	–
Times Credit Limited	–	11.21%	$–

These customers are located in Hong Kong.

Cost of Revenues

Cost of revenues of $583,878 for the three months ended June 30, 2025, consisted primarily of the direct wages, telemarketing service charges, depreciation and amortization of right-of-use assets. Cost of revenues increased by $405,374, as compared to $178,504 in the same period of 2024, which was mainly due to the increase in direct operating costs in logistics services. Cost of revenues of $178,504 for the three months ended June 30, 2024 consisted primarily of the direct wages for logistic service and depreciation and amortization of right-of-use assets.

For the three months ended June 30, 2025 and 2024, the individual vendor who accounted for 10% or more of the Company’s direct operating cost and its outstanding payable balances at period-end dates, are presented as follows:

	Three Months ended June 30,		June 30, 2025
Vendor	2025	2024	Accounts payable
Ching Fung E-Commerce Logistics Limited	44.41%	–	$71,453
Ten Month Limited	22.29%	–	42,979
Giant Winner Limited	–	25.15%	–
Ip Ming	–	11.64%	–
Lau Ka Wai	–	10.58%	–
廣州萬基斯投資顧問有限公司 (Guangzhou MKS Investment Consulting Co., Limited*)	–	10.39%	$–

* for identification purpose only

These vendors are located in Hong Kong and China.

Gross Profit

We achieved a gross profit of $305,890 and $181,605 for the three months ended June 30, 2025 and 2024, respectively. The increase in gross profit is attributable to an increase in new business in rendering logistics and warehousing services.

Operating Expenses:

General and Administrative Expenses (“G&A”): General and administrative expenses of $282,700 and $88,240 for the three months ended June 30, 2025, and 2024, respectively. These expenses primarily include payroll, office operating costs, as well as professional fees.

Income Tax Expense

We incurred income tax expense of $8,715 and $19,890 during the three months ended June 30, 2025 and 2024, respectively.

Six Months Ended June 30, 2025, as compared to Six Months Ended June 30, 2024

The following table sets forth selected financial information from our statements of comprehensive income for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024

Revenues, net	$1,530,791	$629,318
Cost of revenues	(902,882)	(323,361)
Gross profit	627,909	305,957
Operating expenses:
General and administrative expenses	(542,479)	(158,939)
Total operating expenses	(542,479)	(158,939)
Income from operations	85,430	147,018
Interest income	474	985
Interest expense	(123,988)	–
Gain on debt extinguishment	170,000	–
Income before income taxes	131,916	148,003
Income tax expense	(17,138)	(33,514)
Net income	$114,778	$114,489

Revenues

The Company currently generates three sources of revenue:

	Six Months Ended June 30,
	2025	2024

Logistic service income	$750,112	$263,709
Warehousing service income	668,640	268,591
Financial consulting income	112,039	97,018
	$1,530,791	$629,318

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

Revenues of $1,530,791 for the six months ended June 30, 2025, increased by $901,473 or 143% from $629,318 in the same period of 2024, which was mainly due to the increase in number of customers in rendering logistics and warehousing services. Revenues of $629,318 for the six months ended June 30, 2024, consisted mainly logistics and warehousing services.

For the six months ended June 30, 2025 and 2024, the individual customer who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at period-end dates, are presented as follows:

	Six Months ended June 30,		June 30, 2025
Customer	2025	2024	Accounts receivable
Kwai Bon Transportation Limited	47.73%	–	$330,520
Lei Tat Trading (International) Limited	21.13%	–	26,753
Pro King International Warehouse Limited	16.76%	42.68%	89,176
Furniture Station Limited	–	33.36%	$–

These customers are located in Hong Kong.

Cost of revenues

Cost of revenues of $902,882 for the six months ended June 30, 2025, consisted primarily of the direct wages, telemarketing service charges, depreciation and amortization of right-of-use assets. Cost of revenues increased by $579,521, as compared to $323,361 in the same period of 2024, which was mainly due to the increase in direct operating costs in logistics services. Cost of revenues of $323,361 for the six months ended June 30, 2024 consisted primarily of the direct wages for logistic service and depreciation and amortization of right-of-use assets.

For the six months ended June 30, 2025 and 2024, the individual vendor who accounted for 10% or more of the Company’s direct operating cost and its outstanding payable balances at period-end dates, are presented as follows:

	Six Months ended June 30,		June 30, 2025
Vendor	2025	2024	Accounts payable
Ching Fung E-Commerce Logistics Limited	29.85%	–	$71,453
Ten Month Limited	23.55%	–	42,979
Giant Winner Limited	–	27.85%	–
Ip Ming	–	10.90%	$–

These vendors are located in Hong Kong.

Gross Profit

We achieved a gross profit of $627,909 and $305,957 for the six months ended June 30, 2025 and 2024, respectively. The increase in gross profit is attributable to an increase in new business in rendering logistics and warehousing services.

Operating Expenses:

General and Administrative Expenses (“G&A”): General and administrative expenses of $542,479 and $158,939 for the six months ended June 30, 2025, and 2024, respectively. These expenses primarily include payroll, office operating costs, as well as professional fees.

Income Tax Expense

We incurred income tax expense of $17,318 and $33,514 during the six months ended June 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

Working Capital

As of June 30, 2025, we had cash and cash equivalents of $264,721, account receivables of $488,953 and prepaid expenses and other current assets of $8,565.

As of December 31, 2024, we had cash and cash equivalents of $322,426, accounts receivable of $312,200 and prepaid expenses and other current assets of $16,773.

As of June 30, 2025 and December 31, 2024, we had working capital deficit of $5,029,271 and $4,171,189, respectively.

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

Cash Flows

The following summarizes the key component of our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$122,894	$268,745
Net cash used in investing activities	$(669,849)	$(670,253)
Net cash provided by financing activities	$465,471	$610,321

Net Cash Provided by Operating Activities

For the six months ended June 30, 2025, net cash provided by operating activities was $122,894, which consisted primarily of net income of $114,778, a decrease in prepaid expenses and other current assets of $8,208, an increase in accrued liabilities and other payables of $64,621, an increase in accounts payable of $35,828, an increase in income tax payable of $16,824 and adjusted for non-cash items of depreciation for property and equipment of $98,886, amortization of right-of-use assets of $59,758, interest expenses on promissory notes of $118,942 and interest expenses on lease liabilities of $38,179, offset by an increase of account receivables of $176,753, a decrease of lease liabilities of $86,377 and adjusted for non-cash items of gain on debt extinguishment of $170,000.

For the six months ended June 30, 2024, net cash provided by operating activities was $268,745, which consisted primarily of a net income of $114,489, an increase in accrued liabilities and other payables of $218,499 and an increase in income tax payable of $33,563, and adjusted for non-cash items of depreciation for property and equipment of $38,110, amortization of right-of-use assets of $59,555 and interest expenses on lease liabilities of $40,728, offset by a decrease of lease liabilities of $85,949, an increase in account receivables of $93,007 and a decrease in account payables of $57,243.

Net Cash Used In Investing Activities

For the six months ended June 30, 2025 and 2024, net cash used in investing activities of $669,849 and $670,253, respectively, represents purchase of property and equipment during the period.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2025, net cash provided by financing activities of $465,471 which consisted primarily of $163,026 advance from the Company’s shareholder, $420,228 advance from the Company’s director, $32,995 repayment to the shareholder and $84,788 repayment to the director.

For the six months ended June 30, 2024, net cash provided by financing activities of $610,321 represented the advances made by the Company’s director.

All advances are repayable on demand and interest-free.

Material Cash Requirements

As of June 30, 2025, we had an accumulated deficit of $5,956,195. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

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

As of June 30, 2025 and December 31, 2024, pursuant to the terms and calculations of the earnout provision, management has determined the final earnout of $1 million and $1 million, respectively, being vested pursuant to the agreement. As of June 30, 2025, the $2 million earnout amount has not been paid to these shareholders and recognized as “earnout payable” on the unaudited condensed consolidated balance sheets.

Except as noted above, we had no other contractual obligations and material commercial commitments as of June 30, 2025.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were effective as of June 30, 2025.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the period ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the period ended June 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

MARVION INC.

Date: August 14, 2025	By:	/s/ Chan Sze Yu
Name: Chan Sze Yu
Title: Chief Executive Officer and Chief Financial Officer

