Form 10-Q
period 2025-09-30
Marvion Inc.
filed 2025-11-14
CIK 1439264

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 12, 2025, the Company had outstanding 340,389,151 shares of common stock.

MARVION INC.

QUARTERLY REPORT

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MARVION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$397,864	$322,426
Accounts receivable, net	568,099	312,200
Prepaid expenses and other current assets	19,315	16,773
Total current assets	985,278	651,399

Non-current assets:
Construction in progress	–	399,780
Property and equipment, net	2,760,673	1,739,468
Right-of-use assets, net	1,152,514	1,244,794
Total non-current assets	3,913,187	3,384,042

TOTAL ASSETS	$4,898,465	$4,035,441

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$144,513	$117,956
Accrued liabilities and other payables	609,772	1,161,150
Amount due to director	1,500,363	1,088,838
Amount due to shareholder	1,204,156	826,716
Construction payable	306,120	342,540
Convertible notes payable	–	170,000
Promissory notes payable	16	16
Earn-out payable	2,000,000	1,000,000
Lease liabilities	101,953	97,857
Income tax payable	47,216	17,515
Total current liabilities	5,914,109	4,822,588

Non-current liabilities:
Lease liabilities	1,175,067	1,254,618
Promissory notes payable	3,164,271	3,999,306
Total non-current liabilities	4,339,338	5,253,924

TOTAL LIABILITIES	10,253,447	10,076,512

Commitments and contingencies (Note 19)	–	–

Shareholders’ deficit:
Preferred stock, par value $0.0001, 30,000,000,000 shares authorized, 18,999,999 and 18,999,999 shares undesignated as of September 30, 2025 and December 31, 2024, respectively	–	–
Preferred stock, Series A, par value $0.0001, 10,000,000 shares designated, 10,000,000 and 10,000,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,000	1,000
Preferred stock, Series B, par value $0.0001, 1,000,000 shares designated, 366,346 and 366,346 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	37	37
Preferred stock, Series C, par value $0.0001, 1 share designated, 1 and 1 share issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1	1
Common stock, par value $0.0001, 270,000,000,000 shares authorized, 340,389,151 and 308,958,835 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	34,040	30,897
Additional paid-in capital	562,603	–
Accumulated other comprehensive loss	(1,566)	(2,033)
Accumulated losses	(5,951,097)	(6,070,973)
Total shareholders’ deficit	(5,354,982)	(6,041,071)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$4,898,465	$4,035,441

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARVION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues, net	$948,104	$390,275	$2,478,895	$1,019,593
Cost of revenues	(556,744)	(193,891)	(1,459,626)	(517,252)
Gross profit	391,360	196,384	1,019,269	502,341

Operating expenses:
General and administrative expenses	(327,884)	(573,438)	(870,363)	(732,377)
Total operating expenses	(327,884)	(573,438)	(870,363)	(732,377)
Income (loss) from operations	63,476	(377,054)	148,906	(230,036)

Other income (expense):
Interest income	118	612	592	1,597
Interest expense	(45,977)	(35,974)	(169,965)	(35,974)
Gain on debt extinguishment	–	–	170,000	–
Total other (expense) income, net	(45,859)	(35,362)	627	(34,377)
Income (loss) before income taxes	17,617	(412,416)	149,533	(264,413)
Income tax expense	(12,519)	(2,531)	(29,657)	(36,045)
Net income (loss)	5,098	(414,947)	119,876	(300,458)

Other comprehensive (loss) income:
Foreign currency adjustment (loss) gain	3,940	705	467	860
Comprehensive income (loss)	$9,038	$(414,242)	$120,343	$(299,598)

Net income per share:
Basic (1)	$0.00	$(0.00)	$0.00	$(0.00)
Diluted (1)	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average common shares outstanding:
Basic	340,389,151	167,498,301	332,330,096	152,650,588
Diluted	340,389,151	167,498,301	332,330,096	152,650,588

(1)	Less than $0.01

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARVION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred Stock						Common stock			Accumulated
	Series A		Series B		Series C				Additional	other		Total
	No. of		No. of		No. of		No. of		paid-in	comprehensive	Accumulated	shareholders’
	shares	Amount	shares	Amount	shares	Amount	shares	Amount	capital	income (loss)	deficit	deficit
Balance as of January 1, 2024 (restated)	10,000,000	$1,000	366,346	$37	1	$1	308,958,835	$30,897	$–	$61	$(5,377,310)	$(5,305,314)

Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	159	–	159
Net income for the period	–	–	–	–	–	–	–	–	–	–	40,512	40,512

Balance as of March 31, 2024	10,000,000	$1,000	366,346	$37	1	$1	308,958,835	$30,897	$–	$220	$(5,296,798)	$(5,264,643)

Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	(4)	–	(4)
Net income for the period	–	–	–	–	–	–	–	–	–	–	73,977	73,977

Balance as of June 30, 2024	10,000,000	$1,000	366,346	$37	1	$1	308,958,835	$30,897	$–	$216	$(5,222,821)	$(5,190,670)

Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	705	–	705
Net loss for the period	–	–	–	–	–	–	–	–	–	–	(414,947)	(414,947)

Balance as of September 30, 2024	10,000,000	$1,000	366,346	$37	1	$1	308,958,835	$30,897	$–	$921	$(5,637,768)	$(5,604,912)

Balance as of January 1, 2025	10,000,000	$1,000	366,346	$37	1	$1	308,958,835	$30,897	$–	$(2,033)	$(6,070,973)	$(6,041,071)

Shares issued for settlement of accrued consultancy fees	–	–	–	–	–	–	31,430,316	3,143	562,603	–	–	565,746
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	(352)	–	(352)
Net income for the period	–	–	–	–	–	–	–	–	–	–	6,977	6,977

Balance as of March 31, 2025	10,000,000	$1,000	366,346	$37	1	$1	340,389,151	$34,040	$562,603	$(2,385)	$(6,063,996)	$(5,468,700)

Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	(3,121)	–	(3,121)
Net income for the period	–	–	–	–	–	–	–	–	–	–	107,801	107,801

Balance as of June 30, 2025	10,000,000	$1,000	366,346	$37	1	$1	340,389,151	$34,040	$562,603	$(5,506)	$(5,956,195)	$(5,364,020)

Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	3,940	–	3,940
Net income for the period	–	–	–	–	–	–	–	–	–	–	5,098	5,098

Balance as of September 30, 2025	10,000,000	$1,000	366,346	$37	1	$1	340,389,151	$34,040	$562,603	$(1,566)	$(5,951,097)	$(5,354,982)

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARVION INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from (used in) operating activities:
Net income (loss)	$119,876	$(300,458)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	164,547	55,658
Amortization of right-of use assets	89,524	89,408
Imputed interest expenses on operating lease liabilities	56,675	60,648
Imputed interest expenses on promissory notes payable	164,965	35,974
Gain on debt extinguishment	(170,000)	–

Change in operating assets and liabilities:
Accounts receivable, net	(255,899)	(136,498)
Prepaid expenses and other current assets	(2,542)	(13,597)
Accounts payables	26,557	(54,025)
Accrued liabilities and other payables	14,368	471,225
Operating lease liabilities	(138,429)	(125,961)
Income tax payable	29,701	36,045
Net cash provided by operating activities	99,343	118,419

Cash flows used in investing activities:
Purchase of property and equipment	(826,413)	(707,869)
Net cash used in investing activities	(826,413)	(707,869)

Cash flows from financing activities:
Advance from a director	561,315	631,145
Advance from a shareholder	503,094	–
Repayment to a director	(149,790)	–
Repayment to a shareholder	(125,654)	–
Net cash provided by financing activities	788,965	631,145

Effect of exchange rate on cash and cash equivalents	13,543	(2,022)
Net change in cash and cash equivalents	75,438	39,673
Cash and cash equivalents at beginning of the period	322,426	120,319
Cash and cash equivalents at end of the period	$397,864	$159,992

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–
Shares issued for settlement of accrued consultancy fees	$565,746	$–

See Accompanying Notes to Condensed Consolidated Financial Statements.

MARVION INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

1.	BASIS OF PRESENTATION

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on April 25, 2025.

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

As of September 30, 2025 and December 31, 2024, no allowance for expected credit losses is recorded as the Company considers all of the outstanding accounts receivable fully collectible in the foreseeable future.

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

Impairment of Long-lived Assets

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property, plant and equipment and construction in progress owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There was no impairment of long-lived assets identified for the three and nine months ended September 30, 2025 and 2024.

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

The following is a disaggregation of the Company’s revenue by major source for the respective periods:

		Three Months Ended September 30,		Nine Months Ended September 30,
Types of segments/revenue sources	Time of recognition	2025	2024	2025	2024

Supply chain segment:
Logistic service income	Point-in-time	$462,498	$204,333	$1,212,610	$468,142
Warehousing service income	Over time	425,070	134,638	1,093,710	403,229
		887,568	339,071	2,306,320	871,371

Financial segment:
Financial consulting income	Point-in-time	60,536	51,204	172,575	148,222
Total revenues		$948,104	$390,275	$2,478,895	$1,019,593

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

For the three and nine months ended September 30, 2025 and 2024, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2025 and December 31, 2024, the Company did not have any significant unrecognized uncertain tax positions.

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

For the three and nine months ended September 30, 2025 and 2024, all of the Company’s revenue and assets are locally generated in Hong Kong. Therefore, no geographical segments are presented.

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three and nine months ended September 30, 2025 and 2024.

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

Translation of amounts from HKD into US$1 has been made at the following exchange rates for the period ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Period-end HKD:US$1 exchange rate	0.1285	0.1287
Period average HKD:US$1 exchange rate	0.1282	0.1280

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities and other payables, amounts due to director, amount due to shareholder, construction payable and income tax payable approximate their fair values because of the short maturity of these instruments.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendment provides (1) all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets and (2) entities other than public business entities with an accounting policy election to consider collection activity after the balance sheet date when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This guidance is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the new standard on its unaudited condensed consolidated financial statements which is expected to result in enhanced disclosures

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

4.	GOING CONCERN UNCERTAINTIES

The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company reported a working capital deficit of $4,928,831 and accumulated deficit of $5,951,097 as of September 30, 2025. The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its major shareholders. The Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

During the three and nine months ended September 30, 2025 and 2024, the Company managed and operated its business into two reportable business segments:

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

Summarized below is the information about the Company’s operating results by reporting segments for the three and nine months:

	Three months ended September 30,
	Supply chain segment		Financial segment		Corporate		Consolidated
	2025	2024	2025	2024	2025	2024	2025	2024

Revenues, net	$887,568	$339,071	$60,536	$51,204	$–	$–	$948,104	$390,275
Cost of revenues	(549,924)	(190,671)	(6,820)	(3,220)	–	–	(556,744)	(193,891)
Gross profit	337,644	148,400	53,716	47,984	–	–	391,360	196,384
Operating expenses	(226,086)	(62,236)	(34,224)	(24,640)	(67,574)	(486,562)	(327,884)	(573,438)
Operating income (loss)	111,558	86,164	19,492	23,344	(67,574)	(486,562)	63,476	(377,054)
Total other income (expense), net	153	465	11	147	(46,023)	(35,974)	(45,859)	(35,362)
Income tax expense	(14,909)	1,321	2,390	(3,852)	–	–	(12,519)	(2,531)
Segment profit (loss)	$96,802	$87,950	$21,893	$19,639	$(113,597)	$(522,536)	$5,098	$(414,947)

	Nine months ended September 30,
	Supply chain segment		Financial segment		Corporate		Consolidated
	2025	2024	2025	2024	2025	2024	2025	2024

Revenues, net	$2,306,320	$871,371	$172,575	$148,222	$–	$–	$2,478,895	$1,019,593
Cost of revenues	(1,423,545)	(490,370)	(36,081)	(26,882)	–	–	(1,459,626)	(517,252)
Gross profit	882,775	381,001	136,494	121,340	–	–	1,019,269	502,341
Operating expenses	(547,439)	(178,913)	(91,178)	(66,902)	(231,746)	(486,562)	(870,363)	(732,377)
Operating income (loss)	335,336	202,088	45,316	54,438	(231,746)	(486,562)	148,906	(230,036)
Total other income (expense), net	524	1,137	68	460	35	(35,974)	627	(34,377)
Income tax credit (expense)	(34,248)	(27,062)	4,591	(8,983)	–	–	(29,657)	(36,045)
Segment profit (loss)	$301,612	$176,163	$49,975	$45,915	$(231,711)	$(522,536)	$119,876	$(300,458)

	Supply chain segment		Financial segment		Corporate		Consolidated
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024

Property and equipment	$2,760,673	$1,739,468	$–	$–	$–	$–	$2,760,673	$1,739,468
Total Assets	$4,816,736	$3,961,537	$79,378	$71,553	$2,351	$2,351	$4,898,465	$4,035,441

6.	ACCOUNTS RECEIVABLE, NET

	September 30, 2025	December 31, 2024

Accounts receivable – third parties	$568,099	$312,200
Less: allowance for expected credit losses	–	–
Accounts receivable, net	$568,099	$312,200

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

No allowance for expected credit losses were recognized for the three and nine months ended September 30, 2025 and 2024.

7.	CONSTRUCTION IN PROGRESS AND CONSTRUCTION PAYABLE

As of September 30, 2025, the Company’s warehouse building was commenced in operational use and the development costs in construction in progress were transferred to warehouse facilities under property and equipment, subject to depreciation, based on a straight-line basis over its estimated useful life of 12 years, pursuant to lease term of the leasehold land.

The construction payable of $306,120 and $342,540 as of September 30, 2025 and December 31, 2024, respectively, on the unaudited condensed consolidated balance sheets represented the unpaid invoices for warehouse building construction.

8.	PROPERTY AND EQUIPMENT, NET

As of September 30, 2025 and December 31, 2024, property and equipment, net consisted of the following:

	September 30, 2025	December 31, 2024
At cost:
Warehouse facilities	$2,991,673	$1,809,774
Equipment	5,304	1,159
Motor vehicle	39,019	39,099
	3,035,996	1,850,032
Less: accumulated depreciation	(275,323)	(110,564)
	$2,760,673	$1,739,468

Depreciation expense for the three months ended September 30, 2025 and 2024 were $65,661 and $17,548, respectively.

Depreciation expense for the nine months ended September 30, 2025 and 2024 were $164,547 and $55,658, respectively.

9.	LEASES

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

Supplemental balance sheet information related to operating leases was as follows:

	As of
	September 30, 2025	December 31, 2024
Operating lease:
Right-of-use assets, net	$1,152,514	$1,244,794

Lease liabilities:
Current lease liabilities	$101,953	$97,857
Non-current lease liabilities	1,175,067	1,254,618

Total lease liabilities	$1,277,020	$1,352,475

Operating lease expense for the three months ended September 30, 2025 and 2024 was $29,766 and $29,853, respectively.

Operating lease expense for the nine months ended September 30, 2025 and 2024 was $89,524 and $89,408, respectively.

Other supplemental information about the Company’s operating lease as of:

	September 30, 2025	December 31, 2024
Weighted average discount rate	5.75%	5.75%
Weighted average remaining lease term (years)	10.13	10.88

Operating lease commitments:

The following table summarizes the future minimum lease payments due under the Company’s operating leases in the next five years, as of September 30, 2025:

Year ending September 30,
2026	$172,722
2027	172,722
2028	172,722
2029	169,638
2030	154,216
Thereafter	848,191
Total minimum finance lease liabilities payment	1,690,211
Less: imputed interest	(413,191)

Future minimum lease liabilities	$1,277,020

10.	AMOUNT DUE TO DIRECTOR

As of September 30, 2025 and December 31, 2024, the amount represented temporary advances made by a director, Mr. Chan to the Company for capital expenditure and working capital purposes, which was unsecured, interest-free and repayable on demand. The balance was $1,500,363 and $1,088,838 as of September 30, 2025 and December 31, 2024, respectively.

11.	AMOUNT DUE TO SHAREHOLDER

As of September 30, 2025 and December 31, 2024, the amount represented temporary advances made by a shareholder, Mr. Young to the Company for capital expenditure and working capital purposes, which was unsecured, interest-free and repayable on demand. The balance was $1,204,156 and $826,716 as of September 30, 2025 and December 31, 2024, respectively.

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

The following table summarizes the contingent earnout payments due under the Company’s earnout provision as of September 30, 2025:

For the Performance Period ending
December 31, 2024	$1,000,000
June 30, 2025	1,000,000
December 31, 2025	500,000
June 30, 2026	500,000
December 31, 2026	500,000
June 30, 2027	500,000
December 31, 2027	500,000
June 30, 2028	500,000
December 31, 2028	500,000
Total contingent earnout payment	5,500,000
Less: imputed interest	(335,729)
Less: earnout payable recognized as of September 30, 2025	(2,000,000)
Promissory notes payable	$3,164,271

13.	CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

			As of
			September 30, 2025	December 31, 2024
	Issue date	Maturity date
Convertible note A	August 1, 2023	December 31, 2024	$–	$5,000
Convertible note B	August 8, 2023	December 31, 2024	–	5,000
Convertible note C	November 11, 2023	December 31, 2024	–	160,000
			$–	$170,000

During the nine months ended September 30, 2025, the Company and the convertible notes holders agreed to settle all obligations arising from the original convertible notes agreements and release each other from any claims related to the agreement. The obligations under the agreements (including but not limited to the Notes’ repayment, conversion rights and registration statement obligations) are agreed to be terminated. On June 27, 2025, the note holders unconditionally agreed and irrevocably waived all rights to convert the note into shares of the Company’s common stock, demand repayment of the Notes’ principal or accrued interest and enforce any registration rights or other claims under the agreement. The gain on debt extinguishment of $170,000 in accordance with ASC 405-20 was recognized in the unaudited condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2025.

14.	SHAREHOLDERS’ DEFICIT

Preferred stock

As of September 30, 2025 and December 31, 2024, the Company’s authorized shares were 30,000,000,000 shares of preferred stock, with a par value of $0.0001.

As of September 30, 2025 and December 31, 2024, the Company had 10,000,000 and 10,000,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of September 30, 2025 and December 31, 2024, the Company had 366,346 and 366,346 shares of Series B Preferred Stock issued and outstanding, respectively.

As of September 30, 2025 and December 31, 2024, the Company had 1 and 1 share of Series C Preferred Stock issued and outstanding, respectively.

Common stock

As of September 30, 2025 and December 31, 2024, the Company’s authorized shares were 270,000,000,000 shares of common stock, with a par value of $0.0001.

On March 11, 2025, the Company issued 31,430,316 shares of its common stock to certain consultants to settle their fees payable due and recognized at December 31, 2024.

As of September 30, 2025 and December 31, 2024, the Company had 340,389,151 and 308,958,835 shares of common stock issued and outstanding, respectively.

15.	NET INCOME (LOSS) PER SHARE

The calculation of the basic and diluted net income (loss) per share attributable to common stockholders of the Company is based on the following data (in dollars, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to common stockholders	$5,098	$(414,947)	$119,876	$(300,458)

Weighted average common shares outstanding – Basic and diluted	340,389,151	167,498,301	332,330,096	152,650,588

Net income (loss) per share – Basic and diluted #	$0.00	$(0.00)	$0.00	$(0.00)

#	For net income per share during the three and nine months ended September 30, 2025 and 2024, basic and diluted net income per share was less than $0.01.

16.	INCOME TAX

For the nine months ended September 30, 2025 and 2024, the local (“United States of America”) and foreign components of income (loss) before income taxes were comprised of the following:

	Nine Months Ended September 30,
	2025	2024

Tax jurisdiction from:
- Local	$(231,711)	$(275,974)
- Foreign, including
British Virgin Islands	–	(246,562)
Hong Kong	381,244	258,123
Income (loss) before income taxes	$149,533	$(264,413)

	Nine Months Ended September 30,
	2025	2024

Current:
- Local	–	–
- Foreign	$29,657	$36,045

Deferred:
- Local	–	–
- Foreign	–	–
Income tax expense	$29,657	$36,045

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

For the three and nine months ended September 30, 2025 and 2024, there were no operating incomes.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiaries operating in Hong Kong are subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current period, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for nine months ended September 30, 2025 and 2024 is as follows:

	Nine Months Ended September 30,
	2025	2024

Income before income taxes	$381,244	$258,123
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	62,905	42,591
Tax effect of non-taxable items	(33,248)	(6,456)
Tax effect of non-deductible items	–	–
Income tax expense	$29,657	$36,045

The following table sets forth the significant components of the deferred tax assets of the Company as of September 30, 2025 and December 31, 2024:

	As of
	September 30, 2025	December 31, 2024

Deferred tax assets:
NOL – US tax regime	$367,404	$135,693
NOL – British Virgin Islands regime	263,951	263,951
NOL – Hong Kong tax regime	42,052	423,296
	673,407	822,940
Less: valuation allowance	(673,407)	(822,940)
Deferred tax assets, net	$–	$–

As of September 30, 2025 and December 31, 2024, the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to income taxes would be classified as a component of the provision for income taxes in the unaudited condensed consolidated statements of operations. The Company does not expect any significant change in its uncertain tax positions in the next twelve months.

17.	RELATED PARTY TRANSACTIONS

From time to time, the directors of the Company advanced funds to the Company for capital expenditures and working capital purpose. Those temporary advances are unsecured, non-interest bearing and have no fixed terms of repayment.

Nature of relationships with related parties

Name of related party	Relationship with the Company
Chan Sze Yu	Director of the Company
Young Chi Kin Eric	Individual shareholder
KSK Asia (Hong Kong) Limited	Held by director of the Company

Related party balances consisted of the following:

		As of
Name	Nature	September 30, 2025	December 31, 2024

Chan Sze Yu	Amount due to director	$1,500,363	$1,088,838
Young Chi Kin Eric	Amount due to shareholder	1,204,156	826,716
		$2,704,519	$1,915,554

As at September 30, 2025 and December 31, 2024, these amounts due to director and shareholder represented the cash advances from these related parties to the Company for operating purposes. These balances due are unsecured, interest free and repayable on demand.

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

For the three months ended September 30, 2025, there was no related party transaction.

For the nine months ended September 30, 2025, the Company purchased service of $17,845 from a related company for delivery services.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

18.	CONCENTRATIONS OF RISKS

The Company is exposed to the following concentrations of risks:

(a)	Major customers

For the three months ended September 30, 2025 and 2024, the individual customer who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at period-end dates, are presented as follows:

	Three Months ended September 30,		September 30, 2025
Customer	2025	2024	Accounts receivable
Customer A	57.96%	–	$329,478
Customer B	17.26%	–	29,558
Customer C	14.16%	34.50%	89,959
Customer D	–	35.61%	–

For the nine months ended September 30, 2025 and 2024, the individual customer who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at period-end dates, are presented as follows:

	Nine Months ended September 30,		September 30, 2025
Customer	2025	2024	Accounts receivable
Customer A	51.65%	–	$329,478
Customer B	19.65%	–	29,558
Customer C	15.77%	39.55%	89,959
Customer D	–	34.22%	$–

These customers are located in Hong Kong.

(b)	Major vendors

For the three months ended September 30, 2025 and 2024, the individual vendor who accounted for 10% or more of the Company’s direct operating cost and its outstanding payable balances at period-end dates, are presented as follows:

	Three Months ended September 30,		September 30, 2025
Vendor	2025	2024	Accounts payable
Vendor A	36.10%	–	$78,922
Vendor B	18.64%	13.37%	31,102
Vendor C	–	23.07%	–
Vendor D	–	11.69%	–

For the nine months ended September 30, 2025 and 2024, the individual vendor who accounted for 10% or more of the Company’s direct operating cost and its outstanding payable balances at period-end dates, are presented as follows:

	Nine Months ended September 30,		September 30, 2025
Vendor	2025	2024	Accounts payable
Vendor A	32.23%	–	$78,922
Vendor B	21.67%	–	31,102
Vendor C	–	26.06%	–
Vendor D	–	11.20%	$–

These vendors are located in Hong Kong and China.

(c)	Credit risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. Cash equivalents are maintained with high credit quality institutions in Hong Kong, the composition and maturities of which are regularly monitored by the management. The Hong Kong Deposit Protection Board pays compensation up to a limit of HK$800,000 (equal to $102,811) if the bank in Hong Kong with which an individual/a company hold its eligible deposit fails.

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

As of September 30, 2025 and December 31, 2024, pursuant to the terms and calculations of the earnout provision, management has determined the final earnout of $1 million and $1 million, respectively, being vested pursuant to the agreement. As of September 30, 2025, the $2 million earnout amount has not been paid to these shareholders and recognized as “earnout payable” on the unaudited condensed consolidated balance sheets.

Except as noted above, the Company had no other material commitments or contingencies as of September 30, 2025.

20.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2025, up through the date the Company issued the unaudited condensed consolidated financial statements. The Company had no material recognizable subsequent events since September 30, 2025.

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

Current Revenue Generating Operation

BUSINESS SEGMENT INFORMATION

The following table summarizes revenue from contracts with customers, disaggregated by revenue source and the related segments, for the nine months ended September 30, 2025 and 2024:

	Nine Months ended September 30,
Types of segments/revenue sources	2025	2024

Supply chain segment:
Logistic services income	$1,212,610	$468,142
Warehousing services income	1,093,710	403,229
	2,306,320	871,371
Financial segment:
Financial consulting services income	172,575	148,222

	$2,478,895	$1,019,593

The following table summarizes revenue from contracts with customers, disaggregated by revenue source and the related segments, for the three months ended September 30, 2025 and 2024:

	Three Months ended September 30,
Types of segments/revenue sources	2025	2024

Supply chain segment:
Logistic services income	$462,498	$204,433
Warehousing services income	425,070	134,638
	887,568	339,071
Financial segment:
Financial consulting services income	60,536	51,204

	$948,104	$390,275

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

Our subsidiary, United Warehouse Limited has signed a Service Partnership Agreement with Starwarehouse Engineering to install solar PV systems on the roof of our warehouses. The generated power will be sold to China Light and Power (CLP) at the defined tariff scheme rate, creating an additional long term stable revenue stream to the group, at the same time reducing our carbon footprint in the society. The partnership is expected to start generating revenue for the group in mid 2026 and continue until December 31, 2033.

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

Results of Operations.

Three Months Ended September 30, 2025, as compared to Three Months Ended September 30, 2024

The following table sets forth selected financial information from our statements of comprehensive income for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024

Revenues, net	$948,104	$390,275
Cost of revenues	(556,744)	(193,891)
Gross profit	391,360	196,384
Operating expenses:
General and administrative expenses	(327,884)	(573,438)
Total operating expenses	(327,884)	(573,438)
Income (loss) from operations	63,476	(377,054)
Interest income	118	612
Interest expense	(45,977)	(35,974)
Income (loss) before income taxes	17,617	(412,416)
Income tax expense	(12,519)	(2,531)
Net income (loss)	$5,098	$(414,947)

Revenues

The Company currently generates three sources of revenue:

	Three Months Ended September 30,
	2025	2024

Logistic service income	$462,498	$204,433
Warehousing service income	425,070	134,638
Financial consulting income	60,536	51,204
	$948,104	$390,275

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

Revenues of $948,104 for the three months ended September 30, 2025, increased by $557,829 or 143% from $390,275 in the same period of 2024, which was mainly due to the increase in number of customers in rendering logistics and warehousing services. Revenues of $390,275 for the three months ended September 30, 2024, consisted mainly logistics and warehousing services.

For the three months ended September 30, 2025 and 2024, the individual customer who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at period-end dates, are presented as follows:

	Three Months ended September 30,		September 30, 2025
Customer	2025	2024	Accounts receivable
Kwai Bon Transportation Limited	57.96%	–	$329,478
Lei Tat Trading (International) Limited	17.26%	–	29,558
Pro King International Warehouse Limited	14.16%	34.50%	89,959
Furniture Station Limited	–	35.61%	–

These customers are located in Hong Kong.

Cost of Revenues

Cost of revenues of $556,744 for the three months ended September 30, 2025, consisted primarily of the direct wages, telemarketing service charges, depreciation and amortization of right-of-use assets. Cost of revenues increased by $362,853, as compared to $193,891 in the same period of 2024, which was mainly due to the increase in direct operating costs in logistics services. Cost of revenues of $193,891 for the three months ended September 30, 2024 consisted primarily of the direct wages for logistic service and depreciation and amortization of right-of-use assets.

For the three months ended September 30, 2025 and 2024, the individual vendor who accounted for 10% or more of the Company’s direct operating cost and its outstanding payable balances at period-end dates, are presented as follows:

	Three Months ended September 30,		September 30, 2025
Vendor	2025	2024	Accounts payable
Ching Fung E-Commerce Logistics Limited	36.10%	–	$71,453
Ten Month Limited	18.64%	13.37%	42,979
Giant Winner Limited	–	23.07%	–
Ip Ming	–	11.69%	–

These vendors are located in Hong Kong and China.

Gross Profit

We achieved a gross profit of $391,360 and $196,384 for the three months ended September 30, 2025 and 2024, respectively. The increase in gross profit is attributable to an increase in new business in rendering logistics and warehousing services.

Operating Expenses

General and Administrative Expenses (“G&A”): General and administrative expenses of $327,884 and $573,438 for the three months ended September 30, 2025, and 2024, respectively. These expenses primarily include payroll, office operating costs, as well as professional fees.

Income Tax Expense

We incurred income tax expense of $12,519 and $2,531 during the three months ended September 30, 2025 and 2024, respectively.

Nine Months Ended September 30, 2025, as compared to Nine Months Ended September 30, 2024

The following table sets forth selected financial information from our statements of comprehensive income for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024

Revenues, net	$2,478,895	$1,019,593
Cost of revenues	(1,459,626)	(517,252)
Gross profit	1,019,269	502,341
Operating expenses:
General and administrative expenses	(870,363)	(732,377)
Total operating expenses	(870,363)	(732,377)
Income (loss) from operations	148,906	(230,036)
Interest income	592	1,597
Interest expense	(169,965)	(35,974)
Gain on debt extinguishment	170,000	–
Income (loss) before income taxes	149,533	(264,413)
Income tax expense	(29,657)	(36,045)
Net income (loss)	$119,876	$(300,458)

Revenues

The Company currently generates three sources of revenue:

	Nine Months Ended September 30,
	2025	2024

Logistic service income	$1,212,610	$468,142
Warehousing service income	1,093,710	403,229
Financial consulting income	172,575	148,222
	$2,478,895	$1,019,593

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

Revenues of $2,478,895 for the nine months ended September 30, 2025, increased by $1,459,302 or 143% from $1,019,593 in the same period of 2024, which was mainly due to the increase in number of customers in rendering logistics and warehousing services. Revenues of $1,019,593 for the nine months ended September 30, 2024, consisted mainly logistics and warehousing services.

For the nine months ended September 30, 2025 and 2024, the individual customer who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at period-end dates, are presented as follows:

	Nine Months ended September 30,		September 30, 2025
Customer	2025	2024	Accounts receivable
Kwai Bon Transportation Limited	51.65%	–	$329,478
Lei Tat Trading (International) Limited	19.65%	–	29,558
Pro King International Warehouse Limited	15.77%	39.55%	89,959
Furniture Station Limited	–	34.22%	$–

These customers are located in Hong Kong.

Cost of revenues

Cost of revenues of $1,459,626 for the nine months ended September 30, 2025, consisted primarily of the direct wages, telemarketing service charges, depreciation and amortization of right-of-use assets. Cost of revenues increased by $942,374, as compared to $517,252 in the same period of 2024, which was mainly due to the increase in direct operating costs in logistics services. Cost of revenues of $517,252 for the nine months ended September 30, 2024 consisted primarily of the direct wages for logistic service and depreciation and amortization of right-of-use assets.

For the nine months ended September 30, 2025 and 2024, the individual vendor who accounted for 10% or more of the Company’s direct operating cost and its outstanding payable balances at period-end dates, are presented as follows:

	Nine Months ended September 30,		September 30, 2025
Vendor	2025	2024	Accounts payable
Ching Fung E-Commerce Logistics Limited	32.23%	–	$78,922
Ten Month Limited	21.67%	–	31,102
Giant Winner Limited	–	26.06%	–
Ip Ming	–	11.20%	$–

These vendors are located in Hong Kong.

Gross Profit

We achieved a gross profit of $1,019,269 and $502,341 for the nine months ended September 30, 2025 and 2024, respectively. The increase in gross profit is attributable to an increase in new business in rendering logistics and warehousing services.

Operating Expenses

General and Administrative Expenses (“G&A”): General and administrative expenses of $870,363 and $732,377 for the nine months ended September 30, 2025, and 2024, respectively. These expenses primarily include payroll, office operating costs, as well as professional fees.

Income Tax Expense

We incurred income tax expense of $29,657 and $36,045 during the nine months ended September 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

Working Capital

As of September 30, 2025, we had cash and cash equivalents of $397,864, account receivables of $568,099 and prepaid expenses and other current assets of 19,315.

As of December 31, 2024, we had cash and cash equivalents of $322,426, accounts receivable of $312,200 and prepaid expenses and other current assets of $16,773.

As of September 30, 2025 and December 31, 2024, we had working capital deficit of $4,928,831 and $4,171,189, respectively.

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

Cash Flows

The following summarizes the key component of our cash flows for the nine months ended September 30, 2025, and 2024:

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$99,343	$118,419
Net cash used in investing activities	$(826,413)	$(707,869)
Net cash provided by financing activities	$788,965	$610,321

Net Cash Provided by Operating Activities

For the nine months ended September 30, 2025, net cash provided by operating activities was $99,343, which consisted primarily of net income of $119,876, an increase in accrued liabilities and other payables of $14,368, an increase in accounts payable of $26,557, an increase in income tax payable of $29,701 and adjusted for non-cash items of depreciation for property and equipment of $164,547, amortization of right-of-use assets of $89,524, interest expenses on promissory notes payable of $164,965 and interest expenses on lease liabilities of $56,675, offset by an increase of account receivables, net of $255,899, an increase in prepaid expenses and other current assets of $2,542, a decrease of operating lease liabilities of $138,429 and adjusted for non-cash items of gain on debt extinguishment of $170,000.

For the nine months ended September 30, 2024, net cash provided by operating activities was $118,419, which consisted primarily of an increase in accrued liabilities and other payables of $471,225 and an increase in income tax payable of $36,045, and adjusted for non-cash items of depreciation for property and equipment of $55,658, amortization of right-of-use assets of $89,408, interest expenses on promissory notes payable of $35,974 and interest expenses on operating lease liabilities of $60,648, offset by a net loss of $300,458, a decrease of operating lease liabilities of $125,961, an increase in account receivables, net of $136,498, an increase in prepaid expenses and other current assets of $13,597, and a decrease in account payables of $54,025.

Net Cash Used In Investing Activities

For the nine months ended September 30, 2025, and 2024, net cash used in investing activities of $826,413 and $707,869, respectively, represents purchase of property and equipment during the period.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2025, net cash provided by financing activities of $788,965 which consisted primarily of $503,094 advance from the Company’s shareholder, $561,315 advance from the Company’s director, $125,654 repayment to the shareholder and $149,790 repayment to the director.

For the nine months ended September 30, 2024, net cash provided by financing activities of $631,145 represented the advances made by the Company’s director.

All advances are interest-free and repayable on demand.

Material Cash Requirements

As of September 30, 2025, we had an accumulated deficit of $5,951,097. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

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

As of September 30, 2025 and December 31, 2024, pursuant to the terms and calculations of the earnout provision, management has determined the final earnout of $1 million and $1 million, respectively, being vested pursuant to the agreement. As of September 30, 2025, the $2 million earnout amount has not been paid to these shareholders and recognized as “earnout payable” on the unaudited condensed consolidated balance sheets.

Except as noted above, we had no other contractual obligations and material commercial commitments as of September 30, 2025.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were effective as of September 30, 2025.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the period ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the period ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

MARVION INC.

Date: November 14, 2025	By:	/s/ Chan Sze Yu
Name: Chan Sze Yu
Title: Chief Executive Officer and Chief Financial Officer

