Form 10-K
period 2025-12-31
Marvion Inc.
filed 2026-03-31
CIK 1439264

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53612

MARVION INC.

(Exact name of registrant as specified in its charter)

nevada	26-2723015
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Unit B, 15/F, Teda Building,

87 Wing Lok Street,

Sheung Wan,

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at March 31, 2026
Common Stock, $0.0001 par value per share	390,024,555 shares

The aggregate market value of the 340,397,342 shares of Common Stock of the registrant held by non-affiliates on June 30, 2025 was $5,023,342, the last business day of the registrant’s second quarter, computed by reference to the closing price reported by the Over-the-Counter Bulletin Board on that date is $0.0173.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

INTRODUCTORY COMMENT

Marvion Inc. is a Nevada holding company and does not conduct substantial operating activities directly. Our business operations are conducted through our wholly owned subsidiaries located in Hong Kong and the British Virgin Islands. Investors who purchase shares of our common stock are purchasing equity interests in Marvion Inc., the Nevada holding company, rather than direct equity interests in our operating subsidiaries. As a holding company, our ability to fund operations, meet our financial obligations, and support our business growth depends on the receipt of dividends, distributions, or other transfers of funds from our subsidiaries. Such transfers may be subject to applicable laws and regulations in Hong Kong and the British Virgin Islands.

Accordingly, any changes in the interpretation, enforcement, or implementation of existing laws and regulations, or the adoption of new regulatory requirements in these jurisdictions, could materially affect our operations, financial condition, or the value of our securities. For a more detailed discussion of these and other risks associated with our corporate structure and operations in Hong Kong, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong” in this Annual Report.

Marvion Inc. and our Hong Kong subsidiaries are not currently required to obtain permission or approval from the China Securities Regulatory Commission (“CSRC”), the Cyberspace Administration of China (“CAC”), or any other authorities of the People’s Republic of China (“PRC”) in order to conduct our business operations or to offer securities to foreign investors.

However, in light of recent statements and regulatory developments by the PRC government, including matters relating to national security, foreign ownership restrictions in certain industries, and anti-monopoly enforcement, the regulatory landscape remains subject to change and evolving interpretation. As a result, there can be no assurance that the PRC government will not in the future require our company or our subsidiaries to obtain approvals, permits, or filings from PRC regulatory authorities. If it were determined that such approvals are required, or if the PRC government were to disallow or otherwise impose restrictions on our holding company structure or our ability to receive foreign investment, our operations, financial condition, and ability to offer or continue to offer securities to investors could be materially and adversely affected. In addition, failure to obtain or maintain any required approvals could result in regulatory actions, penalties and sanctions imposed by PRC authorities, which could significantly and adversely affect the trading of our securities, including the ability of the Company’s securities to continue to trade in the U.S. markets, which in turn could cause the value of our securities to significantly decline or become worthless.

There are legal and operational risks associated with our operations in Hong Kong. As a U.S.-listed company with operations conducted in Hong Kong, we may be subject to heightened regulatory scrutiny, public criticism, or negative publicity, which could adversely affect our operations, reputation, and the value of our common stock. Such developments could limit or hinder our ability to offer or continue to offer securities to investors. We are subject to risks arising from the legal system in China where there are risks and uncertainties regarding the enforcement of laws including where the Chinese government can change the rules and regulations in China and Hong Kong, including the enforcement and interpretation thereof, at any time with little to no advance notice and can intervene at any time with little to no advance notice. Changes in PRC laws or regulations, including those relating to mergers and acquisitions, anti-monopoly enforcement, and data security, could impact our corporate structure, our ability to conduct business in Hong Kong, accept foreign investments, or maintain listings on U.S. or other foreign securities exchanges. In recent years, PRC regulatory authorities have implemented or proposed a number of regulatory initiatives relating to overseas listings, data security, and antitrust enforcement. For example, the Cyberspace Administration of China (“CAC”) and other PRC regulatory authorities issued the Cybersecurity Review Measures in April 2020, which became effective in June 2020. These measures require operators of critical information infrastructure to undergo cybersecurity review when procuring network products or services that may affect national security. Subsequently, on July 10, 2021, the CAC released draft revisions to the cybersecurity review rules for public comment, expanding the scope of review to include certain data processors whose data processing activities may affect national security. The proposed revisions also outlined factors for assessing national security risks, including risks relating to the security of important data and personal information and the potential exposure of such data to foreign governments following overseas listings. On January 4, 2022, the CAC, together with 12 other government departments, issued revised Cybersecurity Review Measures (the “New Measures”), which became effective on February 15, 2022. These regulatory developments reflect an evolving regulatory landscape that could affect companies with operations in Hong Kong and mainland China, including those seeking or maintaining listings in overseas capital markets.

ii

The business operations of our subsidiaries are currently not subject to cybersecurity review by the Cyberspace Administration of China (“CAC”). This is primarily because (i) our operations do not involve the collection or processing of data from one million or more individual online users, and (ii) we do not maintain a large volume of personal information in the course of our business operations. In addition, we are not currently subject to merger control review by China’s anti-monopoly enforcement authorities, as our revenue levels do not meet the applicable regulatory thresholds. Furthermore, we do not presently intend to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within the People’s Republic of China exceeding Renminbi (“RMB”) 400 million.

As of the date of this Annual Report, the regulatory developments described above have not had a material impact on our business operations, our ability to accept foreign investment, or our ability to seek or maintain listings of our securities on U.S. or other foreign securities exchanges. However, the PRC regulatory environment continues to evolve, and there remains uncertainty regarding how regulatory authorities may interpret or implement existing or future laws and regulations. Any changes in legislation, regulatory policies, or enforcement practices could potentially affect our business operations, our ability to accept foreign investments, or our ability to list or maintain listings of our securities on U.S. or other international capital markets. For a more detailed discussion of these and other risks associated with our operations in Hong Kong, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong” set forth in this Annual Report.

The recent joint statement by the SEC and the Public Company Accounting Oversight Board (“PCAOB”), along with the Holding Foreign Companies Accountable Act (“HFCAA”), impose heightened scrutiny and additional criteria on emerging market companies regarding the qualification and inspection of their auditors, particularly non-U.S. auditors not subject to PCAOB inspections. Under the HFCAA, trading in our securities could be prohibited if the PCAOB is unable to inspect our auditor, which may also lead exchanges to delist our securities. The Consolidated Appropriations Act, 2023 amended the HFCAA to shorten the consecutive non-inspection period triggering such prohibitions from three years to two, thereby reducing the time before potential trading restrictions or delisting could occur. On December 16, 2021, the PCAOB reported that it could not fully inspect accounting firms headquartered in mainland China or Hong Kong due to restrictions imposed by local authorities. However, on December 15, 2022, the PCAOB vacated this determination, removing mainland China and Hong Kong from the list of jurisdictions where complete inspections could not be performed. Our auditor is based in Texas, US and is subject to PCAOB inspection, and is therefore not affected by the PCAOB’s prior determinations. Notwithstanding these developments, due to ongoing regulatory changes and the implementation of the HFCAA, we cannot guarantee whether the SEC or other U.S. authorities may impose additional or more stringent criteria on us in the future, after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The HFCAA, as amended, requires that the PCAOB be permitted to inspect our accounting firm within two years, and failure to comply could result in delisting from U.S. trading markets. For additional information, please refer to “Risk Factors- The Holding Foreign Companies Accountable Act requires the Public Company Accounting Oversight Board (PCAOB) to be permitted to inspect the issuer's public accounting firm within three years. This three-year period was shortened to two years upon the enactment of the Consolidated Appropriations Act, 2023. There are uncertainties under the PRC Securities Law relating to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. If the U.S. securities regulatory agencies are unable to conduct such investigations, they may suspend or de-register our registration with the SEC and delist our securities from applicable trading market within the US.” set forth in herein.

In addition to the foregoing risks, we face various legal and operational risks and uncertainties arising from doing business in Hong Kong as summarized below and in “Risk Factors — Risks Relating to Doing Business in Hong Kong.” set forth in the Annual Report.

•	Economic and political risks: Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China and Hong Kong, which could materially and adversely affect our business. Please see “Risk Factors-We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.” set forth in the Annual Report.

iii

•	Risks Related to our Holding Company Structure: We are a holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and the British Virgin Islands. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong and the British Virgin Islands subsidiaries and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Any limitation on the ability of our subsidiaries to make payments to us could have a material adverse effect on our ability to conduct business. We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends. Please see “Risk Factors- Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.” set forth in the Annual Report.

•	Cash flow and liquidity risks: There is a possibility that the PRC could prevent our cash maintained in Hong Kong from leaving or the PRC could restrict the deployment of the cash into our business or for the payment of dividends. We rely on dividends from our Hong Kong subsidiary for our cash and financing requirements, such as the funds necessary to service any debt we may incur. Any such controls or restrictions may adversely affect our ability to finance our cash requirements, service debt or make dividend or other distributions to our shareholders. Please see “Risk Factors - Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business and pay dividends to holders of our common stock.”; “Risk Factors - PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business.”; “Risk Factors - Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.” and “Transfers of Cash to and from our Subsidiaries” set forth in the Annual Report.

•	PRC regulation of loans to and direct investments in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our operating subsidiaries in Hong Kong. Substantial uncertainties exist with respect to the interpretation of the PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations. Please see “Risk Factors- PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business.” set forth in the Annual Report.

•	PRC Regulatory Uncertainties: In light of China’s extension of its authority into Hong Kong, the Chinese government can change Hong Kong’s rules and regulations at any time with little or no advance notice, and can intervene and influence our operations and business activities in Hong Kong. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, if our subsidiaries or the holding company were required to obtain approval in the future, or we erroneously conclude that approvals were not required, or we were denied permission from Chinese authorities to operate or to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange and the value of our common stock would likely significantly decline or become worthless, which would materially affect the interest of the investors. There is a risk that the Chinese government may intervene or influence our operations at any time, or may exert more control over offerings conducted overseas and/or foreign investment in Hong Kong-based issuers, which could result in a material change in our operations and/or the value of our securities. Further, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers would likely significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see “Risk Factors-We face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the Hong Kong and the profitability of such business.” and “Substantial uncertainties and restrictions with respect to the political and economic policies of the PRC government and PRC laws and regulations could have a significant impact upon the business that we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.” and “The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S. exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.” set forth in the Annual Report.

iv

•	Currency Risks. Governmental control of currency conversion may limit our ability to utilize our revenues effectively and affect the value of your investment.

•	Privacy, cybersecurity, and data security risks: We may become subject to a variety of laws and regulations in the PRC regarding privacy, data security, cybersecurity, and data protection. We may be liable for improper use or appropriation of personal information provided by our customers. Please see “Risk Factors- The Chinese government exerts substantial influence over the manner in which we must conduct our business activities. We are currently not required to obtain approval from Chinese authorities to list on U.S exchanges. However, to the extent that the Chinese government exerts more control over offerings conducted overseas and/or foreign investment in China-based issuers over time and if our PRC subsidiaries or the holding company were required to obtain approval in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchange and the value of our common stock may significantly decline or become worthless, which would materially affect the interest of the investors.” set forth in the Annual Report.

•	Tax risks: Under the Enterprise Income Tax Law of the PRC (“EIT Law”), we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders. Please see “Risk Factors- Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth in the Annual Report. You may be subject to PRC income tax on dividends from us or on any gain realized on the transfer of shares of our common stock. Please see “Risk Factors- Dividends payable to our foreign investors and gains on the sale of our shares of common stock by our foreign investors may become subject to tax by the PRC.” set forth in the Annual Report.

•	Offshore company compliance risks: Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident Shareholders to personal liability, may limit our ability to acquire Hong Kong and PRC companies or to inject capital into our Hong Kong subsidiary, may limit the ability of our Hong Kong subsidiaries to distribute profits to us or may otherwise materially and adversely affect us.

•	Indirect transfer and shareholder risks: We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies. Please see “Risk Factors- We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.” set forth in the Annual Report.

•	Foreign jurisdiction enforcement risks: We are organized under the laws of the State of Nevada as a holding company that conducts its business through a number of subsidiaries organized under the laws of foreign jurisdictions such as Hong Kong and the British Virgin Islands. This may have an adverse impact on the ability of U.S. investors to enforce a judgment obtained in U.S. Courts against these entities, bring actions in Hong Kong against us or our management or to effect service of process on the officers and directors managing the foreign subsidiaries. Please see “Risk Factors- Substantially all of our assets and a majority of our officers and directors are located in Hong Kong. As a result, it may be difficult for stockholders to enforce any judgment obtained in the United States against us, our officers or directors, which may limit the remedies otherwise available to our stockholders.” set forth in the Annual Report.

•	Regulatory and inspection limitations: U.S. regulatory bodies may be limited in their ability to conduct investigations or inspections of our operations in China.

•	Withholding tax and treaty risks: There are significant uncertainties under the EIT Law relating to the withholding tax liabilities of our PRC subsidiary, and dividends payable by our PRC subsidiary to our offshore subsidiaries may not qualify to enjoy certain treaty benefits. Please see “Risk Factors- Our global income may be subject to PRC taxes under the PRC Enterprise Income Tax Law, which could have a material adverse effect on our results of operations.” set forth in the Annual Report.

References in this registration statement to the “Company,” “MVNC,” “we,” “us” and “our” refer to Marvion Inc., a Nevada company and all of its subsidiaries on a consolidated basis. Where reference to a specific entity is required, the name of such specific entity will be referenced.

v

Transfers of Cash to and from Our Subsidiaries

Marvion Inc. is a Nevada holding company and does not conduct operations directly. We conduct our operations primarily through our wholly owned subsidiaries in Hong Kong and the British Virgin Islands. Our ability to fund operations, meet financial obligations, and support business growth depends on dividends, distributions, loans, or other transfers of cash or assets from these subsidiaries. Such transfers may also be subject to the laws and regulations of Hong Kong and the British Virgin Islands, as well as contractual restrictions that may be imposed under any future financing arrangements. To date, our subsidiaries have not made any transfers, dividends, or distributions to Marvion Inc., and Marvion Inc. has not transferred funds to its subsidiaries.

Marvion Inc. is authorized under Nevada law to provide or receive funding from its subsidiaries through loans or capital contributions, subject to applicable registration, approval, and filing requirements. Similarly, our subsidiaries in Hong Kong and the British Virgin Islands, including United Warehouse Management Corp., KSK Logistics Limited, United Warehouse Management Limited, and Propose Enterprise Limited, are permitted under local law to provide and receive funding to and from Marvion Inc., including through dividend distributions, without restrictions on the amount of funds. As of the date of this report, there has been no dividends or distributions from the subsidiaries to the holding company.

Currently, we intend to retain all available funds and future earnings, if any, to support the operation, growth, and, if possible, a potential up-listing of our business. We do not anticipate declaring or paying dividends in the foreseeable future. Any future determination regarding dividends will be made at the discretion of our board of directors, taking into account our financial condition, results of operations, capital requirements, contractual obligations, business prospects, and other factors deemed relevant by the board.

Subject to Nevada law and our bylaws, our board of directors may authorize and declare dividends when they are satisfied, on reasonable grounds, that immediately after the dividend, the value of our assets will exceed our liabilities and that we can meet our obligations as they come due. There are no further Nevada statutory restrictions on the amount of funds that may be distributed as dividends.

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by Marvion Inc. The laws and regulations of the PRC currently do not have any material impact on the transfer of cash between Marvion Inc. and our Hong Kong subsidiaries. There are no restrictions under the laws of Hong Kong on the conversion of Hong Kong dollars (“HKD”) into foreign currencies or the remittance of funds across borders to U.S. or other foreign investors.

There is a possibility that the PRC could impose controls or restrictions that prevent cash held in Hong Kong from leaving or limit the use of such cash for business operations or dividend payments. Any such controls could adversely affect our ability to finance operating requirements, service debt, or make distributions to our shareholders. Please see “Risk Factors — Our Hong Kong subsidiary may be subject to restrictions on paying dividends or making other payments to us, which may restrict its ability to satisfy liquidity requirements, conduct business, and pay dividends to holders of our common stock”; “Risk Factors — PRC regulation of loans to and direct investment in PRC entities by offshore holding companies and governmental control of currency conversion may delay or prevent us from using the proceeds we receive from offshore financing activities to make loans to or make additional capital contributions to our Hong Kong subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand business”; and “Risk Factors — Because our holding company structure creates restrictions on the payment of dividends or other cash payments, our ability to pay dividends or make other payments is limited.”

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

vi

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

UWMC’s businesses are operated through three subsidiaries organized in Hong Kong: KSK Logistic Limited (“KSK”), United Warehouse Management Limited (“UWML”) and Propose Enterprise Limited (“PEL”), which provide the following services:

•	KSK: Provides logistics services for last mile deliveries for retail and business customers with a focus on the cable and data equipment industry;
•	UWML: Provides warehousing and distribution services; and
•	PEL: Provides business advisory solutions to customers.

In addition to our logistics, warehousing, and delivery services, we generate revenues through sales of solar-generated power to China Light and Power (CLP) through our Service Partnership Agreement with Starwarehouse Engineering. Our subsidiary, United Warehouse Limited, is a party to the Service Partnership Agreement with Starwarehouse Engineering to install solar PV systems on the roofs of our warehouses. The generated power will be sold to China Light and Power (CLP) at the defined tariff scheme rate, creating an additional long-term, stable revenue stream for the Group, while also reducing our carbon footprint in the community. We began receiving revenue under this agreement in the amount of HKD150,000 per quarter starting in mid-2025 and expect such revenue to continue until December 31, 2033. The foregoing description of the Service Partnership Agreement is qualified in its entirety by reference to the complete text of the Service Partnership Agreement, which is incorporated herein by reference and attached hereto as Exhibit 10.11.

Logistics.

KSK was founded by our Director and CEO, Mr. Chan Sze Yu, who has extensive experience and established relationships within the furnishing and appliance industry. Mr. Chan identified the opportunity to provide specialized logistics services for the furnishing and appliance industry, leveraging his expertise to ensure that packages are handled with care and delivered without damage. KSK has been operating with a stable customer base, including larger clients such as Furniture Station, Asis-Express Logistics Holdings Limited (HKEX: 8620.HK), and Federal Express (NYSE: FDX). KSK provides last-mile package delivery services through a team of 18 employees and five 5.5-ton trucks that travel across various districts in Hong Kong. KSK’s client base primarily consists of corporate customers, with approximately 90% of business coming from Asis-Express Logistics Limited, which mainly services SF Express’s e-commerce logistics in Hong Kong, and approximately 10% from other industries.

Since KSK’s customers are commercial businesses, public marketing is not required. At present, most of the business relationships are developed and maintained directly by the team of Mr. Chan. KSK’s logistics operations are conducted from UWML’s warehouses in Hong Kong, and KSK may, from time to time, collaborate with UWML to provide a one-stop integrated logistics and warehousing service to its customers.

The lifecycle of a typical delivery is briefly described below.

Work flow of a typical delivery

Step 1: Product Pickup from Warehouse.

Our courier team collects products directly from our warehouse once a delivery order is received. Unless the customer chooses a pay-at-arrival service, the courier team collects the delivery service fee at the time of pickup. Each product is assigned a unique tracking number and corresponding barcode through its waybill. The waybills, together with our automated systems, allow us to monitor the status of each individual product throughout the entire pickup, sorting, and delivery process.

Step 2: Product Sorting and Transportation.

Upon collection from the warehouse, products are sorted, repacked if necessary, and prepared for delivery to the designated recipients. Barcodes on each waybill are scanned at every stage to ensure comprehensive tracking and control of the products during the delivery process.

Step 3: Product Delivery to Customer.

Products are then delivered to the recipients by our network delivery team. Once the recipient signs or confirm the waybill to confirm receipt, the service cycle is considered complete, and the delivery service fee is settled on our network payment settlement system.

Pricing determination

Pricing of our services is based on our operating costs, the specific service requested, fees assessed by our network partners, market conditions and competition. We participate in a fee-sharing arrangement in which the pickup and delivery outlets share the delivery service fees of each delivery order. When we utilize our network partners for deliveries, a portion of the services fees, or network transit fees, is allocated to the network partners for express delivery services. Typically, the fee consists of a fixed amount per waybill attached to each product and a variable amount based on parcel weight and delivery route. Historically, delivery service fees charged by our network partners have experienced declines, in part due to market competition. Based on market conditions and our cost base, we may periodically evaluate and adjust our service pricing.

We leverage our subcontractor network to manage costs and generate service fees. Prior to initiating deliveries through our network partners, our system enables us to compare and select the most competitive pricing for warehouse pickups and last-mile deliveries. This arrangement allows us to control per-product costs effectively. Because our network is transparent, our delivery subcontractors can directly connect with other member logistic service providers. We facilitate these connections by providing information and guidance on the valuation of the transferred business, with active participation by both parties.

Given the competitive nature of our market, we believe our success depends upon the reliability and quality of our services as well as effective cost management. We strive to maintain high-quality services and achieve customer satisfaction. To this end, we have established systems and procedures to standardize service and enforce quality control over the services provided by us and our network partners. We continuously monitor and seek to improve a series of key service quality indicators, including delivery delay rate, complaint rate, and damaged parcel rate. Furthermore, we believe that our focus on the cable and data equipment industry provides a competitive advantage, enabling us to deliver value-added services tailored to the specific needs of our customers.

Warehousing and Distribution Services.

UWML began its warehousing business in 2023 and is integrated with KSK’s logistics operations to provide a one-stop logistic and warehousing service solution. Its objective is to develop specialized warehousing services, such as cold storage and warehousing for special purposes. While we currently focus on customers in the cable and data equipment industry, our target customers are business clients requiring larger storage areas with longer term commitments.

UWML operates one warehousing facility in Yuen Long, Hong Kong, comprising 33,000 sq. ft. of cold storage and 76,000 sq. ft. of general warehousing space, staffed by four dedicated employees. The facility is situated on a 140,000 sq. ft. parcel of land under a six-year lease, with an option to extend for an additional twelve years on mutually acceptable terms. UWML is permitted to construct additional warehousing facilities on this parcel as needed.

UWML’s existing cold storage and warehousing facilities are fully utilized by its current customers. Additional facilities have been progressively constructed to meet growing customer demand:

•	37,000 sq. ft. warehouse facility, operational as of September 30, 2024;
•	17,000 sq. ft. per floor with two-floor warehouse facility, operational as of April 1, 2025;
•	5,000 sq. ft. warehouse facility, operational as of January 1, 2026;
•	Open-air 5,000 sq. ft. warehouse with three frozen containers, operational as of February 1, 2026.

Our strategy is to continue expanding warehousing facilities incrementally as new customer needs arise, enabling construction costs to be managed according to a planned investment schedule.

Through warehousing and distribution services, we believe that UWML plays a significant role in our customers’ supply chain post-arrival of international shipments into Hong Kong. By providing inventory management, order fulfillment, and related services, our customers can benefit from cost savings in space, equipment, and labor through economies of scale. Our warehousing and distribution services include:

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

Business Consulting Services

PEL provides business consultation services to corporate clients and maintains a team of three dedicated employees. Prior to its integration with Marvion Inc., PEL primarily focused on financial advisory and client consulting. Following the integration, PEL actively supports KSK and UWML in developing business opportunities, including client acquisition, capital sourcing, and partnerships for operational collaboration. Over the coming year, PEL plans to expand its network and bring additional strategic partners into the Marvion Inc. group.

Through PEL’s business advisory services, we maintain a robust network of business contacts and customer relationships, supplemented by referrals from KSK and PEL clients. Given that our target customers are primarily corporate clients seeking long-term service agreements and larger storage spaces, we have determined that direct engagement and relationship-based sales are the most effective methods to approach and secure potential customers.

Future Plans

Logistics.

KSK’s plan for the foreseeable future is to continue growing its logistics and warehousing services client base, with a primary focus on expanding in the business-to-business (B2B) logistics market, as well as increasing its presence in the business-to-consumer (B2C) segment in Hong Kong. In April 2025. KSK put into service a 17,000 sq. ft. per floor with two-floor warehouse facility, operational. In January 2026, KSK put into service a 5,000 sq. ft. warehouse facility, expanding its capacity to serve customers. We also partnered with a Hong Kong Exchange-listed company, which is now utilizing our facilities for integrated warehousing and last-mile delivery services. Additionally, KSK was appointed as the exclusive local delivery partner for SF Express in Yuen Long, a high-growth district with increasing e-commerce demand.

KSK plans to expand the size of its transportation team in 2026 to support this growth. It also intends to grow its corporate customer further develop its online e-commerce platform in partnership with 8M Limited to grow its corporate customer base.

Warehousing

UWML’s current cold storage and warehousing facilities are fully utilized by its existing customers. As business continues to expand, we expect to continue constructing additional warehouse facilities in different regions of Hong Kong. This strategy allows us to align warehouse capacity with anticipated customer demand while enabling more efficient and planned capital investments.

Business Consulting

PEL provides business consultation services primarily to support the growth of KSK and UWML by advising on clients, funding, and operational partnerships. PEL expects to organically expand its business consulting services by serving existing clients and obtaining new business opportunities through referrals from clients or personal contacts of our management. In addition, during 2026, PEL intends to engage with relevant industry professionals to explore potential acquisitions or strategic partnerships in order to further strengthen and expand MVNC’s business development. In the future, PEL may share personnel and other resources with our logistics and warehousing operations to better integrate business development and operational support.

Other

In addition to our logistics, warehousing, and delivery services, we generate revenues through sales of solar-generated power to China Light and Power (CLP) through our Service Partnership Agreement with Starwarehouse Engineering. Our subsidiary, United Warehouse Limited, is a party to the Service Partnership Agreement to install solar PV systems on the roofs of our warehouses. The generated power will be sold to CLP at the defined tariff scheme rate, creating an additional long-term stable revenue stream for the Group, while also reducing our carbon footprint. We began receiving revenue under this agreement in the amount of HKD 150,000 per quarter starting in mid-2025 and expect such revenue to continue until December 31, 2033. The foregoing description of the Service Partnership Agreement is qualified in its entirety by reference to the complete text of the agreement, which is incorporated herein by reference and attached hereto as Exhibit 10.11.

Further Future Plans.

Leveraging the market expertise of our management team in the furniture and logistics industry, as well as the growth of cross-border e-commerce from China to Hong Kong, we are exploring the development of a furniture online e-commerce platform. This platform is intended to provide consumers with a one-stop furniture shopping experience, integrating product selection, logistics, delivery, and furniture assembly services. According to Statista, the percentage of Hong Kong consumers choosing to shop online is projected to reach 84.1% by 2027. China already has a mature online furniture market, with 50% of consumers purchasing furniture online. We plan to offer a rich selection of furniture from the established China e-commerce market to Hong Kong consumers, with delivery and assembly handled by KSK and warehousing support from UWML.

We are also evaluating opportunities to provide cross-border furniture delivery services for e-commerce players in mainland China, enabling them to deliver products cost-effectively to customers in Hong Kong. We believe that with our extensive experience in local furniture logistics and delivery, KSK can generate higher-margin contracts for storage, delivery, and assembly as a one-stop service. Leveraging existing e-commerce platforms allows us to reduce customer acquisition costs while accessing Hong Kong’s projected 84% online shopper market (Statista, 2027 forecast).

Due to near-term market volatility resulting from global trade uncertainties, we have deferred the launch of our previously planned e-commerce platform. However, we will retain the infrastructure and strategic planning completed to date, positioning ourselves to re-enter the market once conditions stabilize. We continue to view long-term growth opportunities in the e-commerce sector as significant for the Company.

Major Customers

For the years ended December 31, 2025, and 2024, the individual customer who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at period-end dates, are presented as follows:

	Year ended December 31, 2025		December 31, 2025
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A (Kwai Bon Transportation Limited)	$1,856,065	53.34%	$297,882
Customer B (Lei Tat Trading (International) Limited)	$651,666	18.77%	$–
Customer C (Pro King International Warehouse Limited)	$558,147	16.08%	$109,338

	Year ended December 31, 2024		December 31, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Customer C (Pro King International Warehouse Limited)	$551,200	35.70%	$58,037
Customer B (Furniture Station Limited)	$457,112	29.60%	$70,720

Our group revenue as of December 31, 2025 is recorded at $3,471,329, with a net income of $345,083, as compared to a revenue of $1,544,108 with a net loss of $733,633 as of 31 December 2024. The group maintains a net cash balance of $762,322 as of December 31, 2025, as compared to $322,426 as of December 31, 2024.

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

Our corporate organization chart is below:

We are authorized to issue up to 270,000,000,000 shares of our common stock, par value $0.0001. Our Board has also designated the following classes of preferred stock: (i) the Series A Preferred Stock,” par value $0.0001, with 10,000,000 authorized shares, all of which are issued and outstanding; (ii) “Series B Preferred Stock,” par value $0.0001, with 1,000,000 authorized shares, 366,346 of which are issued and outstanding; and (iii) the “Series C Convertible Preferred Stock,” par value $0.001, with 1 authorized share, all of which are issued and outstanding. The voting and conversion rights of each series of preferred stock and the beneficial ownership of such securities by insiders, based on the beneficial ownership of our common stock, as of March 3, 2026, are summarized below:

Stock	Voting Rights	Ownership
Common Stock	One vote per share	3.72% held by Lee Ying Chiu Herbert. 4.67% held by Young Chi Kin Eric. 8.40% held by Chan Sze Yu.
Series A Preferred Stock	Holders of Series A Preferred Stock are entitled to vote on matters submitted to a vote of the shareholders with each one share having 200 votes. Series A Preferred Stock do not convert into Common Stock.	100% held by Young Chi Kin Eric.
Series B Preferred Stock	Holders of Series B Preferred Stock have no voting rights, and Series B Preferred Stock do not convert into Common Stock.	Approximately 92% held by Lee Ying Chiu Herbert.
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

100% held by Lee Ying Chiu Herbert.

Young Chi Kin Eric and Chan Sze Yu our Chief Executive Officer, Chief Financial Officer, Secretary and Director, will be entitled to control approximately 84.44% and 1.37%, respectively, of our voting power on matters submitted to a vote of the shareholders. We do not intend to utilize controlled company exemptions. Young Chi Kin Eric holds 10,000,000 shares of the Company’s Series A Preferred Stock which entitles him to vote on all matters submitted to a vote of the shareholders together with the Common Stock holders with each one share of Series A Preferred Stock having 200 votes.

We reported a net income of $345,083 and a net loss of $733,663 for the years ended December 31, 2025 and 2024, respectively. We had current assets of $1,260,904 and current liabilities of $5,435,649 as of December 31, 2025. As of December 31, 2024, our current assets and current liabilities were $651,399 and $4,822,588, respectively. The financial statements for the years ended December 31, 2025 and 2024 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and short-term and long-term debt.

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

Stockholder	Number of Shares of Common Stock of UWMC Held	Number of Shares of Common Stock of UWMC To Be Selling	Number of Shares of Common Stock of MVNC To Be Issuing
Pang Wai Kwong	320	320	11,851,852
Lee Kwok Chuen	320	320	11,851,852
Lau Siu Mee	320	320	11,851,852
Ho Kai Ki Decky	320	320	11,851,852
Lau Kam Wai	320	320	11,851,852
Kam Tsz Ching	320	320	11,851,852
Chan Wing Man	320	320	11,851,852
Chan Wan Man	320	320	11,851,852
Chan Sze Yu	480	480	17,777,778
Fong Hiu Ching	480	480	17,777,778
Young Chi Kin Eric	480	480	17,777,778

TOTAL	4000	4000	148,148,150

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

As of December 31, 2025, pursuant to the terms and calculations of the earnout provision, Marvion’s management determined that the existing major shareholders of UWMC were entitled to receive aggregate Earn Out Payments of $2.5 million, of which $0.5 million were settled through the issuance of 14,992,504 shares of the Company’s common stock.

During the years ended December 31, 2025 and 2024, the Company issued the following convertible notes:

			As of December 31,
			2025	2024
	Issue date	Maturity date
Convertible note A	August 1, 2023	December 31, 2024	–	5,000
Convertible note B	August 8, 2023	December 31, 2024	–	5,000
Convertible note C	November 11, 2023	December 31, 2024	–	160,000
			–	170,000

The Company issued convertible notes to seven third parties, the proceeds of which were used for operations. Convertible note A and B carried interest at 5% per annum. The convertible notes are convertible to shares of the Company’s common stock after 6 months of issuance unless such shares are covered by a resale registration statement. The conversion rate is determined at $0.02 per share. These convertible notes were due on December 31, 2024. At the date of filing, the note holders unconditionally agreed and irrevocably waived all rights to convert the note into the Company’s common stock, demand repayment of the Notes’ principal or accrued interest and enforce any registration rights or other claims under the agreement.

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

INTELLECTUAL PROPERTY AND PATENTS

We rely on, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect the any future company or product brand. These legal means, however, afford only limited protection and may not adequately protect our rights. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention. Any unauthorized disclosure or use of our intellectual property could increase our costs and harm our operating results.

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

COMPETITION.

The warehousing and logistics industry in Hong Kong is fragmented and relatively competitive. Competition is based primarily on factors such as price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, ability to tailor specific solutions to customer needs, quality and breadth of product lines and services, and availability of technical and product information. Certain of the Company’s current and potential competitors have significantly greater financial, technical, marketing, and other resources than the Company and may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Additional competition could result in price reductions, reduced margins, and loss of market share by the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that future competitive pressures will not materially and adversely affect its business, financial condition, and results of operations.

We compete against small local companies as well as larger regional players such as SF Express and Cainiao from China and international companies such as Kerry Express. Our primary risk stems from intense competition in a fragmented market, leading to sustained pricing pressure and reduced margins, especially as operational costs (labor, fuel) rise and technological investment becomes critical to meet escalating customer demands for speed and visibility, potentially impacting our ability to maintain profitability and invest in necessary automation for long-term competitiveness. We believe that our ability to compete effectively for customers depends upon many factors, including pricing, the quality and variety of services offered and our strong, long term relationships with our existing customers.

EMPLOYEES.

We are currently operating with 23 full-time employees. Our directors and officers are located in Hong Kong.

We have the following full-time employees located in Hong Kong as set forth below:

Executive officers	1
Operational Management	4
Business Development	15
Total	20

We are required to contribute to the Mandatory Provident Fund (“MPF”) for all eligible employees in Hong Kong between the ages of eighteen and sixty-five. We are required to contribute a specified percentage of the participant’s income based on their ages and wage level. For the years ended December 31, 2025 and 2024, the MPF contributions by us were $13,565 and $6,703, respectively. We have not experienced any significant labor disputes or any difficulties in recruiting staff for our operations.

None of our employees in Hong Kong are members of a trade union. We believe that we maintain good relationships with our employees and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

Marvion Inc. is a Nevada holding corporation with operating businesses located in Hong Kong. We also have a subsidiary incorporated under the laws of the British Virgin Islands. As such, the parent holding company, Marvion Inc. is subject to the laws and regulations of the United States of America while our operating businesses are subject to the laws and regulations of Hong Kong, as applicable, including labor, occupational safety and health, contracts, tort and intellectual property laws. Furthermore, we need to comply with the rules and regulations of Hong Kong governing the data usage and regular terms of service applicable to our potential customers or clients. As the information of our potential customers or clients are preserved in Hong Kong, we need to comply with the Hong Kong Personal Data (Privacy) Ordinance.

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

CORPORATE INFORMATION

Our corporate and executive office is located at Unit B, 15/F, Teda Building, 87 Wing Lok Street, Sheung Wan, Hong Kong, telephone number +852-21114437.

NEAR-TERM REQUIREMENTS FOR ADDITIONAL CAPITAL

We believe that we will require approximately $1.5 million over the next 12 months and an additional $1.5 million for the twelve months following to implement our business plan. For the immediate future, we intend to finance our business expansion efforts through loans and investments from existing shareholders, financial institutions and investors.

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

Risks Related to the Business

We are dependent on centralized functions.

The Company currently distributes products in Hong Kong and through Asia from six warehouses located in Hong Kong and manages most of its operations through a single information system based Hong Kong. Repair, replacement, or relocation of such centralized functions could be costly or untimely. Although the Company has business interruption insurance, an uninsurable loss from electrical or telephone failure, fire or other casualty, or other disruption could have a material adverse effect on the Company’s business, financial condition, and results of operations. The Company’s use of single warehouses to serve its Asian markets also makes the Company more vulnerable to dramatic changes in freight rates than a competitor with multiple, geographically dispersed warehouse sites. Losses in excess of insurance coverage, an uninsurable loss, or changes in freight rates could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

The Holding Foreign Companies Accountable Act (HFCAA) was signed into law on December 18, 2020, and requires Auditors of publicly traded companies to submit to regular inspections every three years to assess such auditors’ compliance with applicable professional standards. The Consolidated Appropriations Act, 2023 amended the HFCAA and reduced the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two thus reducing the time before our securities may be prohibited from trading or being delisted. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in a foreign jurisdiction. On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in China and in Hong Kong because of positions taken by PRC and Hong Kong authorities in those jurisdictions. This report was vacated on December 15, 2022.  Pursuant to each annual determination by the PCAOB, the SEC will, on an annual basis, identify issuers that have used non-inspected audit firms and thus are at risk of such suspensions in the future.

Our auditor is based in Nigeria and is subject to PCAOB inspection. It is not subject to the determinations announced by the PCAOB on December 16, 2021. However, in the event the Nigerian authorities subsequently take a position disallowing the PCAOB to inspect our auditor, then we would need to change our auditor. Furthermore, due to the recent developments in connection with the implementation of the Holding Foreign Companies Accountable Act, as amended by the Consolidated Appropriations Act, 2023, we cannot assure you whether the SEC or other regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. The requirement in the HFCAA, as amended by the Consolidated Appropriations Act, 2023, that the PCAOB be permitted to inspect the issuer’s public accounting firm within two years, may result in the delisting of our securities from applicable trading markets in the U.S, in the future if the PCAOB is unable to inspect our accounting firm at such future time. If the authorities in Nigeria subsequently take a position disallowing the PCAOB to inspect our auditor, the lack of inspection could cause trading in our securities to be prohibited under the Holding Foreign Companies Accountable Act and as a result, our securities may be delisted from applicable trading markets within the US.  If the U.S. securities regulatory agencies are unable to conduct such investigations, there exists a risk that they may determine to suspend or de-register our registration with the SEC and may also delist our securities from applicable trading market within the US.

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

Furthermore, as Article 177 is a recently promulgated provision, it remains unclear as to how it will be interpreted, implemented or applied by the Chinese Securities Regulatory Commission or other relevant government authorities. As such, there are uncertainties as to the procedures and requisite timing for the U.S. securities regulatory agencies to conduct investigations and collect evidence within the territory of the PRC. The HFCAA, as amended by the Consolidated Appropriations Act, 2023, requires the Public Company Accounting Oversight Board (PCAOB) be permitted to inspect the issuer's public accounting firm within two years. If the U.S. securities regulatory agencies are unable to conduct such investigations, there exists a risk that they may determine to suspend or de-register our registration with the SEC and may also delist our securities from applicable trading market within the US.

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

ITEM 2. Properties.

Our corporate and executive office is located at Unit B, 15/F, Teda Building, 87 Wing Lok Street, Sheung Wan, Hong Kong, telephone number +852-21114437.

We also lease the following properties for use as warehouse facilities and corporate office:

Location	Parcel Size/Warehouse Size	Monthly Rent	Expiration
Hong Kong	Approx. 140,000 sq. ft.	HKD 100,000 (approx. $12,823) for first six years Market rate but not less than HKD 100,000 (for next six years)	March 30, 2030, renewable for another 6 years thereafter
Hong Kong	Approx. 700 sq ft.	HKD 19,500 (approx. $2,500) (until December 31, 2026) Thereafter, the monthly service fee may increase no more than 10%	December 31, 2026

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information.

Shares of our common stock are quoted on the OTC Pink under the symbol “MVNC”. As of March 3, 2026, the last closing price of our securities was $0.025.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the Pink Sheets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended December 31, 2025:
Fourth Quarter	$0.0420	$0.0160
Third Quarter	$0.0240	$0.0160
Second Quarter	$0.0300	$0.0054
First Quarter	$0.0200	$0.0111

Fiscal year ended December 31, 2024:
Fourth Quarter	$0.0202	$0.0153
Third Quarter	$0.0450	$0.0180
Second Quarter	$3.00	$0.0310
First Quarter	$3.00	$1.20

(b)  Approximate Number of Holders of Common Stock

As of March 3, 2026, there were approximately 139 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

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

(d)  Equity Compensation Plan Information

The information in the section entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” is incorporated herein.

(e)  Recent Sales of Unregistered Securities

On March 11, 2025, the Company issued 31,430,316 shares of its common stock at the market price of $0.018 per share to certain consultants to settle their fees payable due and recognized at December 31, 2024. It is our understanding that the consultants were not U.S. Persons within the meaning of Regulations S. Accordingly, the shares were sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, Regulation D and Regulation S promulgated thereunder.

Earnout Issuances

On August 15, 2024, the Company, United Warehouse Management Corp., a British Virgin Island corporation (“UWMC”) and eleven shareholders of UWMC entered into a Share Exchange Agreement (the “SEA”) pursuant to which the shareholders of UWMC agreed to transfer to the Company 4,000 shares of UWMC, constituting all of the issued and outstanding securities of UWMC, in exchange for 148,148,148 shares of common stock of the Company, par value $0.0001 per share (the “Acquisition Shares”). In addition to the Acquisition Shares, the Company agreed to make earnout payments in the aggregate amount of $5.5 million (collectively, the “Earn Out Payments”) upon UWMC’s achievement of certain net income performance milestones during each six-month period ending June 30 and December 31 (each, a “Performance Period”) for a total of nine Performance Periods. The Earn Out Payments will be payable in the form of interest free promissory notes and shared equally among Chan Sze Yu, Fong Hiu Ching and Young Chi Kin Eric, who are also shareholders of the Company. As of December 31, 2025, pursuant to the terms and calculations of the earnout provision, Marvion’s management determined that the current major shareholders of the Company (formerly UWMC shareholders) were entitled to receive aggregate Earn Out Payments of $2.5 million, of which $0.5 million were settled through the issuance of 14,992,504 shares of the Company’s common stock. These shares were issued on December 1, 2025, to Chan Sze Yu, CEO and director, at $0.03335 per share.

Private Placements; Debt Settlement

On December 16, 2025, the Company sold 7,462,687 shares of common stock to Mak Pak Fai Ray in a private placement at a $0.0268 per share for the gross proceeds $200,000. It is our understanding Mak Pak Fai Ray is not a U.S. Person within the meaning of Regulations S. Accordingly, the shares were sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, Regulation D and Regulation S promulgated thereunder.

On December 30, 2025, we entered into that certain Settlement and Share Issuance Agreement (the “Settlement Agreement”) with Star Warehouse Engineering Limited (“Star Warehouse”), pursuant to which we agreed to issue to Ng Chun Man, the director of Star Warehouse, 15,816,576 shares of our common stock (“Settlement Shares”), at a per share price of $0.0321, as payment in full for engineering and warehouse construction related services in the aggregate amount of HK$3,950,000 (equal to $507,516) provided by Star Warehouse to United Warehouse Management Limited, the Company’s subsidiary. The per share price of our common stock was based upon the seven day average closing price of the Company’s common stock immediately preceding the date of the Agreement. The 15,816,576 shares of common stock were issued on January 15, 2026. It is our understanding that Ng Chun Man is not a U.S. Person within the meaning of Regulations S. Accordingly, the shares were sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, Regulation D and Regulation S promulgated thereunder. The foregoing description of the Settlement Agreement is qualified in its entirety by reference to the complete text of the Settlement Agreement, which is incorporated herein by reference and attached hereto as Exhibit 10.12.

On January 2, 2026, the Company entered into Stock Purchase Agreements with each of Kwok Ho Luen and Chan So Yin which each agreed to purchase $150,000 and $200,000 worth of the Company’s Common Stock, respectively, at a market share price of $0.0308 per share. As a result, Kwok and Chan purchased 4,870,130 and 6,493,507 shares of the Company’s Common Stock. It is our understanding that the purchasers are not U.S. Persons within the meaning of Regulations S. Accordingly, the shares were sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, Regulation D and Regulation S promulgated thereunder.

ITEM 6. RESERVED.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended December 31, 2025 and 2024. The discussion and analysis that follows should be read together with the section entitled “Cautionary Note Concerning Forward-Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Overview.

We are currently engaged in the logistic, warehousing service and financial consulting services in Hong Kong. Our businesses are operated through three subsidiaries organized in Hong Kong: KSK Logistic Limited (“KSK”), United Warehouse Management Limited (“UWML”) and Propose Enterprise Limited (“PEL”), which provide the following services:

•	KSK: Provides logistics services for last mile deliveries for retail and business customers with a focus on the cable and data equipment industry;
•	UWML: Provides warehousing and distribution services; and
•	PEL: Provides business advisory solutions to customers.

In addition to our logistics, warehousing and delivery services, we expect to generate revenues through sales of solar generated power to China Light and Power (CLP) in mid 2026 through our Service Partnership Agreement with Starwarehouse Engineering. Our subsidiary, United Warehouse Limited is a party to the Service Partnership Agreement with Starwarehouse Engineering to install solar PV systems on the roof of our warehouses. The generated power will be sold to China Light and Power (CLP) at the defined tariff scheme rate, creating an additional long term stable revenue stream to the group, at the same time reducing our carbon footprint in the society. We began generating revenue pursuant to this agreement in the amount of HKD 150,000 per quarter in mid 2025 and expect such revenue to continue until December 31, 2033. The foregoing description of the Service Partnership Agreement is not complete and is qualified in its entirety by reference to the complete text of the Service Partner Agreement Service Partner, which is incorporated herein by reference and attached hereto as Exhibit 10.11.

We are a development stage company and reported a net income of $345,083 and a net loss of $733,663 for the years ended December 31, 2025 and 2024, respectively. We had current assets of $1,260,904 and current liabilities of $5,435,649 as of December 31, 2025. As of December 31, 2024, our current assets and current liabilities were $651,399 and $4,822,588, respectively.

Our financial statements for the years ended December 31, 2025 and 2024 have been prepared assuming that we will continue as a going concern. Our continuation as a going concern is dependent upon improving our profitability and the continuing financial support from our stockholders. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and short-term and long-term debts.

Business Segment Information.

The following table summarizes revenue from contracts with customers, disaggregated by revenue source and the related segments, for the years ended December 31, 2025 and 2024:

		Years ended December 31,
		2025	2024
Types of segments/revenue sources	Time of recognition

Supply chain segment:
Logistic service income	Point-in-time	$1,702,959	$703,453
Warehousing service income	Over time	1,549,988	631,944
		3,252,947	1,335,397
Financial segment:
Financial consulting income	Point-in-time	218,382	208,711
Total revenues		$3,471,329	$1,544,108

Results of Operations.

Comparison of the fiscal years ended December 31, 2025 and 2024

The following table sets forth certain operational data for the years indicated:

	Fiscal Years Ended December 31,
	2025	2024
Revenues:
Supply chain segment	$3,252,947	$1,335,397
Financial segment	218,382	208,711
Total revenue	3,471,329	1,544,108

Cost of revenue:
Supply chain segment	(1,896,995)	(742,314)
Financial segment	(44,116)	(37,989)
Total cost of revenue	(1,941,111)	(780,303)

Gross profit	1,530,218	763,805

Operating expenses:
General and administrative expenses	(1,321,830)	(1,378,773)
Income (loss) from operation	208,388	(614,968)

Other income (expense):
Interest income	688	1,907
Interest expense	(216,668)	(120,602)
Gain on debt extinguishment	348,089	–
Total other incomes (expense), net	132,109	(118,695)

Income (loss) before income taxes	340,497	(733,663)
Income tax credit	4,586	–
Net income (loss)	$345,083	$(733,663)

Revenue

For the years ended December 31, 2025 and 2024, the individual customer who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at year dates, are presented as follows:

	Year ended December 31, 2025		December 31, 2025
Customer	Revenues	Percentage of revenues	Accounts receivable
Kwai Bon Transportation Limited	$1,856,065	53.47%	$297,882
Lei Tat Trading (International) Limited	$651,666	18.77%	$–
Pro King International Warehouse Limited	$558,147	16.08%	$109,338

	Year ended December 31, 2024		December 31, 2024
Customer	Revenues	Percentage of revenues	Accounts receivable
Pro King International Warehouse Limited	$551,200	35.70%	$58,037
Furniture Station Limited	$457,112	29.60%	$70,720

These customers are located in Hong Kong. Our customers are not parties to any long-term contracts and operate on a purchase order basis.

Cost of Revenue

Cost of revenues of $1,941,111 for the year ended December 31, 2025 consisted primarily of the direct wages, telemarketing service charges, depreciation and amortization of right-of-use assets. Cost of revenues increased by $1,160,808 from $780,303 in the same period of 2024 which was mainly due to the increase in direct operating cost in connection with logistics and warehousing services. Cost of revenues of $780,303 for the year ended December 31, 2024 consisted primarily of the associated costs in rendering the financial consulting service and depreciation and amortization of right-of-use assets.

For the years ended December 31, 2025 and 2024, the individual vendor who accounted for 10% or more of the Company’s direct operating cost and its outstanding payable balances at year-end dates, are presented as follows:

	Year ended December 31, 2025		December 31, 2025
Vendor	Cost of revenues	Percentage cost of revenues	Accounts payable
Ching Fung E-Commerce Logistics Limited	$595,366	30.67%		$66,062
Ten Month Limited	$375,125	19.33%		$3,997
Giant Winner Limited	$216,624	11.16%	$
Chun Hing Logistics Limited	$213,840	11.02%	$

	Year ended December 31, 2024		December 31, 2024
Vendor	Cost of revenues	Percentage cost of revenues	Accounts payable
Giant Winner Limited	$179,376	22.86%	$–
Ten Month Limited	$106,116	13.60%	$75,515

These vendors are located in Hong Kong. Our vendors are not parties to any long-term contracts and operate on a purchase order basis.

Gross Profit

We achieved a gross profit of $1,530,218 and $763,805 for the years ended December 31, 2025 and 2024, respectively. The increase in gross profit is attributable to an increase in new business in rendering logistics and warehousing services.

General and Administrative Expenses (“G&A”)

General and Administrative Expenses (“G&A”): General and administrative expenses of $1,321,830 and $1,378,773 for the years ended December 31, 2025, and 2024, respectively. These expenses primarily include payroll, office operating costs, as well as professional fees. There was no significant change in G&A for the year ended December 31, 2025, as compared to 2024.

Income Tax Expense

We incurred income tax benefit of $4,586 during the year ended December 31, 2025.

We incurred no income tax expense during the year ended December 31, 2024.

Liquidity and Capital Resources

Working Capital

As of December 31, 2025, we had cash and cash equivalents of $762,322, prepaid expenses and other current assets of $19,311 and accounts receivable, net of $479,271.

As of December 31, 2025 and 2024, we had working capital deficit of $4,174,745 and $4,171,189, respectively.

Cash Flows

The following summarizes the key component of our cash flows for the years ended December 31, 2025 and 2024.

	Years ended December 31,
	2025	2024
Net cash provided by (used in) operating activities	$441,237	$(179,521)
Net cash used in investing activities	$(897,544)	$(500,283)
Net cash provided by financing activities	$895,317	$895,145

Net Cash Provided By (Used In) Operating Activities

For the year ended December 31, 2025, net cash provided by operating activities was $441,237, which consisted primarily of net income of $345,083, an increase in accounts receivable of $167,071, an increase in prepaid expenses and other current assets of $2,538, a decrease in accounts payable of $15,039, a decrease in operating lease liabilities of $180,106 and an increase in income tax payable of $4,632 offset by an increase in accrued liabilities and other payables of $165,452 and adjusted for non-cash items included depreciation of property and equipment of $231,157, amortization of right-of-use assets of $126,319, imputed interest expenses on promissory notes of $211,668, imputed interest expenses on lease liabilities of $79,033, and a gain on debt extinguishment of $348,089.

For the year ended December 31, 2024, net cash used in operating activities was $179,521, which consisted primarily of a net loss of $733,663, an increase of accounts receivable of $237,937, a decrease in construction payable of $361,294, an increase in prepaid expenses and other current assets of $12,885 and a decrease of lease liabilities of $169,178 offset by an increase in accrued liabilities and other payables of $866,282, an increase in accounts payable of $60,713, and adjusted for non-cash items of depreciation for property and equipment of $88,186, amortization of right-of-use assets of $119,356, interest expenses on promissory notes of $120,602 and interest expenses on lease liabilities of $80,297.

Net Cash Used In Investing Activities

Net cash used in investing activities of $897,544 and $500,283 for the years ended December 31, 2025 and 2024, respectively, represent the purchase of property and equipment during the years.

Net Cash Provided By Financing Activities

For the year ended December 31, 2025, net cash provided by financing activities of $895,317 which consisted primarily of $200,000 proceeds from private placement, $470,634 advance from our shareholder and $592,191 advance from our director offset by $71,823 repayment to our shareholder and $295,685 repayment to our director.

For the year ended December 31, 2024, net cash provided by financing activities of $895,145 which consisted primarily of $826,716 advance from our shareholder and $68,429 advance from our director.

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

Material Cash Requirements

As of December 31, 2025, we had an accumulated deficit of $5,725,890. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

We had no material or significant contractual obligations and commercial commitments as of December 31, 2025 and 2024.

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

Use of estimates and assumptions

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. Significant estimates in the period include the impairment loss on digital assets, valuation and useful lives of intangible assets and deferred tax valuation allowance.

Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as intangible assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

Recent accounting pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The purpose of the update was to improve financial reporting by requiring disclosures of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all periods presented in the consolidated and combined financial statements. We adopted this standard effective January 1, 2025, retrospectively for all years presented.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We adopted this standard effective January 1, 2025, retrospectively for all years presented.

In March 2024, the FASB issued ASU No. 2024-02, which removes references to the Board’s concepts statements from the FASB Accounting Standards Codification (the “Codification” or ASC). The ASU is part of the Board’s standing project to make “Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements.” We do not believe the adoption of ASU 2024-02 will have a material impact on its consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires that an entity disclose, in the notes to financial statements, specified information about certain costs and expenses. The amendment in the ASU is intended to enhance the transparency and decision usefulness to better understand the major components of an entity’s income statement. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the impact of the new standard on its consolidated financial statements which is expected to result in enhanced disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The guidance provides a practical expedient that can be elected to be applied to accounts receivable and contract assets, which would allow entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets when estimating expected credit losses for such assets. Entities are required to apply the guidance on a prospective basis. The update will be effective for beginning with its first quarter 2026 consolidated financial statements, with early adoption permitted. We are currently evaluating the update to determine the impact the adoption will have on its consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update provides amendments to clarify and modernize the accounting for costs incurred to develop or acquire internal-use software. The amendments address the capitalization of implementation costs by utilizing a principles-based approach and consolidates website development guidance under Subtopic 350-40. The amendments can be applied prospectively, modified prospectively, or retrospectively and are effective for annual and interim periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the effect of this pronouncement on its disclosures.

In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This update introduces a scope exception to derivative accounting for certain contracts with underlyings tied to operations or activities specific to one of the parties. Additionally, the update clarifies that share-based noncash consideration received from a customer should be accounted for under Topic 606 until the right to receive or retain the consideration becomes unconditional. The amendments can be applied prospectively or modified retrospectively and are effective for annual and interim periods beginning after December 15, 2026. Early adoption is permitted. We are currently evaluating the effect of this pronouncement on its disclosures.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This update clarifies the applicability, form and content, and interim disclosure requirements in ASC Topic 270 and enhances navigability of the interim reporting guidance. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and after December 15, 2028, for entities other than public business entities. Early adoption is permitted. We are currently evaluating the effect of this pronouncement on its disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which updates the FASB Accounting Standards Codification to clarify, correct errors, and improve the overall usability of GAAP. The improvements consist of narrow-scope amendments, technical corrections, clarification of existing guidance, and updates to clarify the appropriate scope and application of certain disclosure requirements. ASU 2025-12 is effective for annual and interim periods beginning after December 15, 2026. Early adoption is permitted. We are currently evaluating the effect of this pronouncement on its disclosures.

We have reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

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

MARVION INC.

VICTOR MOKUOLU, CPA PLLC Accounting | Advisory | Assurance & Audit | Tax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Marvion, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marvion, Inc. (the “Company”) as of December 31, 2025, and December 31, 2024, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4, Going Concern Uncertainties, to the financial statements, the Company has an accumulated deficit of $5,725,890, and working capital deficit of $4,174,745. Additionally, the Company had an accumulated deficit of $6,070,973, and working capital deficit of $4,171,189 as of December 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Victor Mokuolu, CPA PLLC

We have served as the Company’s auditor since 2025.

Houston, Texas

March 31, 2026

www.vmcpafirm.com | Ph: 713.588.6622 | Fax: 1.833.694.1494 | ask@vmcpafirm.com

MARVION INC.

CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$762,322	$322,426
Accounts receivable, net	479,271	312,200
Prepaid expenses and other current assets	19,311	16,773
Total current assets	1,260,904	651,399

Non-current assets:
Construction in progress	–	399,780
Property and equipment, net	2,965,233	1,739,468
Right-of-use assets, net	1,609,832	1,244,794
Total non-current assets	4,575,065	3,384,042

TOTAL ASSETS	$5,835,969	$4,035,441

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Account payables	$102,917	$117,956
Accrued liabilities and other payables	582,767	1,161,150
Amount due to director	1,599,217	1,088,838
Amount due to shareholder	1,012,225	826,716
Construction payable	–	342,540
Convertible notes payable	–	170,000
Promissory notes payable	16	16
Earn-out payable	2,000,000	1,000,000
Lease liabilities	125,624	97,857
Income tax payable	12,883	17,515
Total current liabilities	5,435,649	4,822,588

Non-current liabilities:
Lease liabilities	1,616,932	1,254,618
Earn-out payable	2,710,975	3,999,306
Total non-current liabilities	4,327,907	5,253,924

TOTAL LIABILITIES	9,763,556	10,076,512

Commitments and contingencies (Note 19)	–	–

Shareholders’ deficit:
Preferred stock, par value $0.0001, 30,000,000,000 shares authorized, 18,999,999 and 18,999,999 shares undesignated as of December 31, 2025 and 2024, respectively	–	–
Preferred stock, Series A, par value $0.0001, 10,000,000 shares designated, 10,000,000 and 10,000,000 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1,000	1,000
Preferred stock, Series B, par value $0.0001, 1,000,000 shares designated, 366,346 and 366,346 shares issued and outstanding as of December 31, 2025 and 2024, respectively	37	37
Preferred stock, Series C, par value $0.001, 1 share designated, 1 and 1 share issued and outstanding as of December 31, 2025 and 2024, respectively	1	1
Common stock, par value $0.0001, 270,000,000,000 shares authorized, 362,844,342 and 308,958,835 shares issued and outstanding as of December 31, 2025 and 2024, respectively	36,285	30,897
Common stock to be issued, par value $0.0001, 15,816,576 and 0 shares to be issued as of December 31, 2025 and 2024, respectively	1,582	–
Additional paid-in capital	1,765,186	–
Accumulated other comprehensive loss	(5,788)	(2,033)
Accumulated losses	(5,725,890)	(6,070,973)
Total shareholders’ deficit	(3,927,587)	(6,041,071)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$5,835,969	$4,035,441

See Accompanying Notes to Consolidated Financial Statements.

MARVION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2025	2024

Revenues, net	$3,471,329	$1,544,108
Cost of revenues	(1,941,111)	(780,303)

Gross profit	1,530,218	763,805

Operating expenses:
General and administrative expenses	(1,321,830)	(1,378,773)
Total operating expenses	(1,321,830)	(1,378,773)
Income (loss) from operations	208,388	(614,968)

Other income (expense):
Interest income	688	1,907
Interest expense	(216,668)	(120,602)
Gain on debt extinguishment	348,089	–
Total other incomes (expenses), net	132,109	(118,695)
Income (loss) before income taxes	340,497	(733,663)
Income tax benefit	4,586	–
Net income (loss)	345,083	(733,663)

Other comprehensive income (loss):
Foreign currency adjustment loss	(3,755)	(2,094)
Comprehensive income (loss)	$341,328	$(735,757)

Net income (loss) per share:
– Basic(1)	$0.00	$(0.00)
– Diluted(1)	$0.00	$(0.00)

Weighted average common shares outstanding:
– Basic(1)	335,593,680	194,189,333
– Diluted(1)	335,593,680	194,189,333

(1)	less than $0.01

See Accompanying Notes to Consolidated Financial Statements.

MARVION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred Stock						Common stock
	Series A		Series B		Series C
	No. of		No. of		No. of		No. of
	shares	Amount	shares	Amount	shares	Amount	shares	Amount
Balance as of January 1, 2024 (restated)	10,000,000	$1,000	366,346	$37	1	$1	308,958,835	$30,897

Foreign currency translation adjustment	–	–	–	–	–	–	–	–
Net loss for the year	–	–	–	–	–	–	–	–

Balance as of December 31, 2024	10,000,000	$1,000	366,346	$37	1	$1	308,958,835	$30,897

Balance as of January 1, 2025	10,000,000	$1,000	366,346	$37	1	$1	308,958,835	$30,897

Shares issued for settlement of accrued consultancy fees	–	–	–	–	–	–	31,430,316	3,143
Shares issued for private placement	–	–	–	–	–	–	7,462,687	746
Shares issued to settle earn-out payable	–	–	–	–	–	–	14,992,504	1,499
Common stock to be issued to settle construction payable	–	–	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	–	–
Net income for the year	–	–	–	–	–	–	–	–

Balance as of December 31, 2025	10,000,000	$1,000	366,346	$37	1	$1	362,844,342	$36,285

	Common Stock			Accumulated
	to be issued		Additional	other		Total
	No. of		paid-in	comprehensive	Accumulated	shareholders’
	shares	Amount	capital	income (loss)	deficit	deficit
Balance as of January 1, 2024 (restated)	–	$–	$–	$61	$(5,377,310)	$(5,305,314)

Foreign currency translation adjustment	–	–	–	(2,094)	–	(2,094)
Net loss for the year	–	–	–	–	(733,663)	(733,663)

Balance as of December 31, 2024	–	$–	$–	$(2,033)	$(6,070,973)	$(6,041,071)

Balance as of January 1, 2025	–	$–	$–	$(2,033)	$(6,070,973)	$(6,041,071)

Shares issued for settlement of accrued consultancy fees	–	–	562,603	–	–	565,746
Shares issued for private placement	–	–	199,254	–	–	200,000
Shares issued to settle earn-out payable	–		498,501	–	–	500,000
Common stock to be issued to settle construction payable	15,816,576	1,582	504,828	–	–	506,410
Foreign currency translation adjustment	–	–	–	(3,755)	–	(3,755)
Net income for the year	–	–	–	–	345,083	345,083

Balance as of December 31, 2025	15,816,576	$1,582	$1,765,186	$(5,788)	$(5,725,890)	$(3,927,587)

See Accompanying Notes to Consolidated Financial Statements.

MARVION INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2025	2024

Cash flows from operating activities
Net income (loss)	$345,083	$(733,663)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	231,157	88,186
Amortization of right-of use assets	126,319	119,356
Imputed interest expenses on operating lease liabilities	79,033	80,297
Non-cash interest on earn-out payable	211,668	120,602
Gain on debt extinguishment	(348,089)	–
Change in operating assets and liabilities:
Accounts receivable	(167,071)	(237,937)
Prepaid expenses and other current assets	(2,538)	(12,885)
Account payables	(15,039)	60,713
Construction payable	–	(361,294)
Accrued liabilities and other payables	165,452	866,282
Operating lease liabilities	(180,106)	(169,178)
Income tax payable	(4,632)	–
Net cash provided by (used in) operating activities	441,237	(179,521)

Cash flows from investing activities
Purchases of property, plant and equipment	(897,544)	(500,283)
Net cash used in investing activities	(897,544)	(500,283)

Cash flows from financing activities
Proceeds from private placement	200,000	–
Advance from director	592,191	68,429
Advance from shareholder	470,634	826,716
Repayment to a director	(295,685)	–
Repayment to a shareholder	(71,823)	–
Net cash provided by financing activities	895,317	895,145

Effect of exchange rate on cash and cash equivalents	886	(13,234)
Net change in cash and cash equivalents	439,896	202,107
Cash and cash equivalents at beginning of the year	322,426	120,319
Cash and cash equivalents at end of the year	$762,322	$322,426

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Non-cash investing and financing activities:
Shares issued to settle earn-out payable	$500,000	$–
Shares issued to settle accrued consultancy fees	$565,746	$–
Common stock to be issued to settle construction payable	$506,410	$–
Right of use assets obtained in exchange for new operating lease liabilities	$729,256	$–

See Accompanying Notes to Consolidated Financial Statements.

MARVION INC. AND SUBSIDIARIES

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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of estimates and assumptions

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates in the period include the allowance of expected credit losses, useful lives of property and equipment, valuation of share-based payments and deferred tax valuation allowance.

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

As of December 31, 2025 and 2024, no allowance for expected credit losses is recorded as the Company considers all of the outstanding accounts receivable fully collectible in the foreseeable future. The Company has not experienced any significant bad debt or write-offs of accounts receivable in the past.

The Company generally conducts its business with creditworthy third parties. The Company determines, on a continuing basis, the probable losses and an allowance for expected credit losses using the current expected credit losses (“CECL”) model. The CECL model is prepared after considering several factors including historical experience, current market conditions, and reasonable and supportable economic forecasts. Accounts receivable are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible. In addition, receivable balances are monitored on an ongoing basis and its exposure to bad debts is not significant.

As of the filing date, the Company subsequently collected approximately 96% of accounts receivable as of December 31, 2025.

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

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Expenditures for major renewals and betterment which substantially extend the useful life of assets are capitalized. The cost and related accumulated depreciation of assets retired or sold are removed from the respective accounts, and any gain or loss is recognized as other income or expense in the consolidated statements of operations.

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

Impairment of Long-lived Assets

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment and construction in progress owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There was no impairment of long-lived assets identified for the years ended December 31, 2025 and 2024.

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

Warehousing services

Revenues from storage services at the designated warehouse facilities are recognized ratably over the term of the contract or arrangement, as the Company performs contractual obligations through continuous transfer of control to the customers, and they could simultaneously receive and consume the benefits of the Company’s performance as it occurs. The Company generally invoices customers monthly at the end of each month in arrear for services performed during the month. The performance obligation is satisfied when the services are performed. Warehousing contracts typically consist of ongoing storage service in a term of 1-6 years, subject to renewal option. The Company has assessed that these arrangements represent service contracts under ASC 606 rather than leases under ASC 842, as customers do not obtain the right to direct the use of a specifically identified asset within the warehouse facility — the Company retains the ability to determine where within the facility goods are stored and may substitute storage locations at its discretion.

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

The following is a disaggregation of the Company’s revenue by major source for the respective years:

		Years ended December 31,
		2025	2024
Types of segments/revenue sources	Time of recognition

Supply chain segment:
Logistic service income	Point-in-time	$1,702,959	$703,453
Warehousing service income	Over time	1,549,988	631,944
		3,252,947	1,335,397
Financial segment:
Financial consulting income	Point-in-time	218,382	208,711
Total revenues		$3,471,329	$1,544,108

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

The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

For the years ended December 31, 2025 and 2024, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2025 and 2024, the Company did not have any significant unrecognized uncertain tax positions.

The Company is subject to tax in local and foreign jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by the relevant tax authorities.

Segment reporting

Accounting Standards Codification (“ASC”) 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in consolidated financial statements for details on the Company’s business segments.

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

For the years ended December 31, 2025 and 2024, all of the Company’s revenue and assets are locally generated in Hong Kong. Therefore, no geographical segments are presented.

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 for the years ended December 31, 2025 and 2024.

Net income (loss) per share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the year. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintains its books and record in its local currencies, Hong Kong Dollars (“HKD”), which are their respective functional currencies, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive loss within the consolidated statements of changes in shareholders’ deficit.

Translation of amounts from HKD into US$1 has been made at the following exchange rates for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Year-end HKD:US$ exchange rate	0.1285	0.1288
Average HKD:US$ exchange rate	0.1283	0.1282

Comprehensive Income (loss)

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income (loss), its components and accumulated balances. Comprehensive income (loss) as defined includes all changes in equity during a year from non-owner sources. Accumulated other comprehensive loss, as presented in the accompanying consolidated statements of changes in shareholders’ deficit, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income (loss) is not included in the computation of income tax expense or benefit.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The purpose of the update was to improve financial reporting by requiring disclosures of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all periods presented in the consolidated and combined financial statements. The Company adopted this standard effective January 1, 2025, retrospectively for all years presented.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted this standard effective January 1, 2025, retrospectively for all years presented.

In March 2024, the FASB issued ASU No. 2024-02, which removes references to the Board’s concepts statements from the FASB Accounting Standards Codification (the “Codification” or ASC). The ASU is part of the Board’s standing project to make “Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements.” The Company’s management does not believe the adoption of ASU 2024-02 will have a material impact on its consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires that an entity disclose, in the notes to financial statements, specified information about certain costs and expenses. The amendment in the ASU is intended to enhance the transparency and decision usefulness to better understand the major components of an entity’s income statement. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of the new standard on its consolidated financial statements which is expected to result in enhanced disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The guidance provides a practical expedient that can be elected to be applied to accounts receivable and contract assets, which would allow entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets when estimating expected credit losses for such assets. Entities are required to apply the guidance on a prospective basis. The update will be effective for the Company beginning with its first quarter 2026 consolidated financial statements, with early adoption permitted. The Company is currently evaluating the update to determine the impact the adoption will have on its consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update provides amendments to clarify and modernize the accounting for costs incurred to develop or acquire internal-use software. The amendments address the capitalization of implementation costs by utilizing a principles-based approach and consolidates website development guidance under Subtopic 350-40. The amendments can be applied prospectively, modified prospectively, or retrospectively and are effective for annual and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This update introduces a scope exception to derivative accounting for certain contracts with underlyings tied to operations or activities specific to one of the parties. Additionally, the update clarifies that share-based noncash consideration received from a customer should be accounted for under Topic 606 until the right to receive or retain the consideration becomes unconditional. The amendments can be applied prospectively or modified retrospectively and are effective for annual and interim periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This update clarifies the applicability, form and content, and interim disclosure requirements in ASC Topic 270 and enhances navigability of the interim reporting guidance. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and after December 15, 2028, for entities other than public business entities. Early adoption is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which updates the FASB Accounting Standards Codification to clarify, correct errors, and improve the overall usability of GAAP. The improvements consist of narrow-scope amendments, technical corrections, clarification of existing guidance, and updates to clarify the appropriate scope and application of certain disclosure requirements. ASU 2025-12 is effective for annual and interim periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

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

The Company reported a working capital deficit of $4,174,745 and accumulated deficit of $5,725,890 as at December 31, 2025. The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its major shareholders, external borrowings and continuing to pursue fund-raising in the next twelve months. The Company is currently pursuing additional financing for its operations. Subsequently in January 2026, the Company successfully raised funds of $350,000 from private placements.

Pursuing business growth of supply chain segment through engaging with more vendors and customers to maximize the sales volume and margin, and continuous improvement in cost control over all segments.

Management believes these factors mitigate but do not fully alleviate the substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

5.       BUSINESS SEGMENT

During the years ended December 31, 2025 and 2024, the Company managed and operated its business into two reportable business segments:

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

Summarized below is the information about the Company’s operating results by reporting segments for the years:

	Years ended December 31,
	Supply chain segment		Financial segment		Corporate		Consolidated
	2025	2024	2025	2024	2025	2024	2025	2024

Revenues, net	$3,252,947	$1,335,397	$218,382	$208,711	$–	$–	$3,471,329	$1,544,108
Cost of revenues	(1,896,995)	(742,314)	(44,116)	(37,989)	–	–	(1,941,111)	(780,303)
Gross profit	1,355,952	593,083	174,266	170,722	–	–	1,530,218	763,805
Operating expenses
Depreciation	(14,528)	(12,051)	–	–	–	–	(14,528)	(12,051)
Salaries and wages	(304,023)	(65,364)	(94,928)	(71,004)	–	–	(398,951)	(136,368)
Professional fees	(6,209)	(11,919)	–	–	(167,665)	(266,529)	(173,874)	(278,448)
Other general and administrative	(526,020)	(214,849)	(25,902)	(25,018)	(182,555)	(712,039)	(734,477)	(951,906)
Operating income (loss)	505,172	288,900	53,436	74,700	(350,220)	(978,568)	208,388	(614,968)
Total other incomes (expenses), net	616	1,432	72	475	131,421	(120,602)	132,109	(118,695)
Income tax credit (expense)	(3,073)	–	7,659	–	–	–	4,586	–
Segment profit (loss)	$502,715	$290,332	$61,167	$75,175	$(218,799)	$(1,099,170)	$345,083	$(733,663)

	Supply chain segment		Financial segment		Corporate		Consolidated
	2025	2024	2025	2024	2025	2024	2025	2024

Property and equipment	$2,965,233	$1,739,468	$–	$–	$–	$–	$2,965,233	$1,739,468
Total Assets	$5,734,390	$3,961,537	$99,228	$–	$2,351	$–	$5,835,969	$4,035,441

6.       ACCOUNT RECEIVABLES, NET

	December 31, 2025	December 31, 2024

Accounts receivable – third parties	$479,271	$312,200
Less: allowance for expected credit losses	–	–
Accounts receivable, net	$479,271	$312,200

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

No allowance for expected credit losses was recognized for the years ended December 31, 2025 and 2024.

7.       CONSTRUCTION IN PROGRESS AND CONSTRUCTION PAYABLE

As of December 31, 2025, the Company’s warehouse building was commenced in operational use and the development costs in construction in progress were transferred to warehouse facilities under property and equipment, subject to depreciation, using a straight-line basis over its estimated useful life of 12 years, pursuant to lease term of the leasehold land.

The construction payable was $0 and $342,540 as of December 31, 2025 and 2024, respectively.

8.       PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	December 31, 2025	December 31, 2024
At cost:
Warehouse facilities	$3,262,759	$1,809,774
Equipment	5,304	1,159
Motor vehicles	39,011	39,099
	3,307,074	1,850,032
Less: accumulated depreciation	(341,841)	(110,564)
	$2,965,233	$1,739,468

Depreciation expense for the years ended December 31, 2025 and 2024 were $231,157 and $88,186, respectively.

9.       LEASES

The Company entered into commercial operating leases with various third parties for the use of leasehold land in Hong Kong. These leases have original terms ranging from 6 to 12 years. These operating leases are included in “Right-of-use Assets” on the consolidated balance sheets and represent the Company’s right to use the underlying assets during the lease term. The Company’s obligation to make lease payments are included in “Lease liabilities” on the consolidated balance sheets.

Supplemental balance sheet information related to operating leases was as follows:

	As of
	December 31, 2025	December 31, 2024
Operating lease:
Right-of-use assets, net	$1,609,832	$1,244,794

Lease liabilities:
Current lease liabilities	$125,624	$97,857
Non-current lease liabilities	1,616,932	1,254,618

Total lease liabilities	$1,742,556	$1,352,475

Operating lease expense for the years ended December 31, 2025 and 2024 was $126,319 and $119,356, respectively.

Supplemental consolidated and combined cash flow statement information related to leases:

	As of
	December 31, 2025	December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$180,106	$169,231

Right-of-use assets obtained in exchange for lease obligations (non-cash):
Operating lease	$729,256	$–

Other supplemental information about the Company’s operating lease as of:

	December 31, 2025	December 31, 2024
Weighted average discount rate	5.54%	5.75%
Weighted average remaining lease term (years)	7.13	10.88

Operating lease commitments:

The following table summarizes the future minimum lease payments due under the Company’s operating leases in the next five years, as of December 31, 2025:

Year ending December 31,
2026	$218,234	$173,073
2027	218,234	173,073
2028	219,515	173,073
2029	218,234	173,073
2030	207,476	165,346
Thereafter	1,226,131	965,807
Total minimum finance lease liabilities payment	2,307,824	1,823,445
Less: imputed interest	(565,268)	(470,970)

Future minimum lease liabilities	$1,742,556	$1,352,475

10.       AMOUNT DUE TO DIRECTOR

As of December 31, 2025 and 2024, the amount represented temporary advances made by a director, Mr. Chan to the Company for capital expenditure and working capital purpose, which was unsecured, interest-free and repayable on demand.

The balance was $1,599,217 and $1,088,838 as of December 31, 2025 and 2024, respectively.

11.       AMOUNT DUE TO SHAREHOLDER

As of December 31, 2025 and 2024, the amount represented temporary advances made by a major shareholder, Mr. Young to the Company for capital expenditure and working capital purpose, which was unsecured, interest-free and repayable on demand. The balance was $1,012,225 and $826,716 as of December 31, 2025 and 2024, respectively.

12.       EARN-OUT PAYABLE

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

As of December 31, 2025, pursuant to the terms and calculations of the earnout provision, management has determined that the earnout payment of $2.5 million is vested, whereas the performance criteria for the Performance year ended December 31, 2025 was satisfied. The earnout amount of $2.5 million was recognized as earn-out payable in current liabilities. On December 1, 2025, the Company issued 14,992,504 shares of common stock to Chan Sze Yu, at $0.03335 per share to settle $500,000 earn-out payable. The share price of common stock was based upon the fifteen day average closing price of the Company’s common stock immediately preceding the date of the debt to equity conversion agreement. The debt to equity conversion agreement was approved by Board of Directors on December 1, 2025. Subsequently, the Company agreed to make the remaining earnout payments on or before June 30, 2026.

The earnout payments are classified as liability and were initially measured at fair value at the share exchange transaction date and will subsequently be remeasured at the end of each reporting period with the change in fair value of the earnout liability recorded in the consolidated statements of operations and comprehensive income (loss). The estimated fair value of the total earnout liability was $4.7 million as of December 31, 2025.

The following table presents information about earn-out payable that was measured at fair value on a recurring basis as of December 31, 2025 and 2024, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Earn-out payable	$4,710,975	$–	$–	$4,710,975

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Earn-out payable	$4,999,306	$–	$–	$4,999,306

The Company determined the fair value using the probability-weighted expected model with the following assumptions for years ended December 31, 2025 and 2024:

Annual discount rate	5.88%
Weighted average expected life (months)	53
Probability-weighted expected payment (every 6 months upon achieve specific performance)	$500,000

The following summarizes the fair value table due under the Company’s earnout provision:

Initial recognition	$4,878,704
Add: imputed interest	120,602
December 31, 2024	4,999,306
Add: imputed interest	211,669
Less: earnout payment made during the year	(500,000)
December 31, 2025	$4,710,975

The following table summarizes the contingent earnout payments due under the Company’s earnout provision:

For the Performance Period ending
December 31, 2024	$1,000,000
June 30, 2025	1,000,000
December 31, 2025	500,000
June 30, 2026	500,000
December 31, 2026	500,000
June 30, 2027	500,000
December 31, 2027	500,000
June 30, 2028	500,000
December 31, 2028	500,000
Total contingent earnout payment	5,500,000
Less: imputed interest	(289,025)
Less: earn-out payable recognized as of December 31, 2024	(1,000,000)
Less: earn-out payable recognized as of December 31, 2025	(1,500,000)
Earn-out payable – non-current portion	2,710,975
Earn-out payable – current portion	2,000,000
Total earn-out payable	$4,710,975

13.       CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

			As of December 31,
			2025	2024
	Issue date	Maturity date
Convertible note A	August 1, 2023	December 31, 2024	$–	5,000
Convertible note B	August 8, 2023	December 31, 2024	–	5,000
Convertible note C	November 11, 2023	December 31, 2024	–	160,000
			$–	170,000

During the year ended December 31, 2025, the Company and the convertible notes holders agreed to settle all obligations arising from the original convertible notes agreements and release each other from any claims related to the agreement. The obligations under the agreements (including but not limited to the Notes’ repayment, conversion rights and registration statement obligations) are agreed to be terminated. On June 27, 2025, the note holders unconditionally agreed and irrevocably waived all rights to convert the note into shares of the Company’s common stock, demand repayment of the Notes’ principal or accrued interest and enforce any registration rights or other claims under the agreement. The gain on debt extinguishment of $170,000 was recognized as earnings in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2025 in accordance with ASC 405-20.

14.       SHAREHOLDERS’ DEFICIT

Preferred stock

As of December 31, 2025 and 2024, the Company’s preferred stocks have been designated, as follows:

No. of shares
Series A Preferred Stock	10,000,000
Series B Preferred Stock	1,000,000
Series C Preferred Stock	1

As of December 31, 2025 and 2024, the Company’s authorized shares were 30,000,000,000 shares of preferred stock, with a par value of $0.0001 per share.

	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock

Liquidation Preference	None	None	None
Conversion Rights	Series A Preferred Stock do not convert into Common Stock.	Series B Preferred Stock do not convert into Common Stock.	Each one share of Series C Convertible Preferred Stock converts into 9.99% of the outstanding shares of common stock less the number of shares of common stock held by the holder; provided that any such optional conversion must involve the conversion of all of the holder’s shares of Series C Convertible Preferred Stock.
Dividend Rights	Holders of Series A shall not have the right to receive dividends or distributions.	Holders of Series B shall not have the right to receive dividends or distributions.	Holders of Series C shall have the right to receive dividends or distributions only to the extent lawfully declared by the Board.
Voting Rights	Holders of Series A Preferred Stock are entitled to vote on matters submitted to a vote of the shareholders with each one share having 200 votes.	Holders of Series B Preferred Stock have no voting rights.	Holders of Series C Convertible Preferred Stock are generally not allowed to vote on an “as converted” basis on matters submitted to holders of the common stock, or any class thereof.

As of December 31, 2025 and 2024, the Company had 10,000,000 and 10,000,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of December 31, 2025 and 2024, the Company had 366,346 and 366,346 shares of Series B Preferred Stock issued and outstanding, respectively.

As of December 31, 2025 and 2024, the Company had 1 and 1 share of Series C Preferred Stock issued and outstanding, respectively.

Common stock

As of December 31, 2025 and 2024, the Company’s authorized shares were 270,000,000,000 shares of common stock, with a par value of $0.0001 per share.

On March 11, 2025, the Company issued 31,430,316 shares of its common stock to certain consultants to settle $565,746 of their fees payable due and recognized at December 31, 2024.

On December 1, 2025, the Company issued 14,992,504 shares of common stock to Chan Sze Yu, CEO and director, at $0.03335 per share to settle $500,000 earn-out payable. The per share price of common stock was based upon the fifteen day average closing price of the Company’s common stock immediately preceding the date of the debt to equity conversion Agreement. The debt to equity conversion agreement was approved by Board of Directors on December 1, 2025.

On December 31, 2025, the Company issued 7,462,687 shares of common stock to Mak Pak Fai Ray of $200,000 for private placement, at the market value of $0.0268 per share.

As of December 31, 2025 and 2024, the Company had 362,844,342 and 308,958,835 shares of common stock issued and outstanding, respectively.

Common stock to be issued

On December 30, 2025, the Company and Star Warehouse Engineering Limited entered into settlement and share issuance agreement (the “Agreement”). Pursuant to the Agreement, the Company agreed to issue Ng Chun Man (on behalf of Star Warehouse Engineering Limited) 15,816,576 shares of its common stock at the market price of $0.0321 per share, representing the amount of $507,516 to settle construction payable in full.

Subsequently, the Company issued 15,816,576 shares of common stock on January 15, 2026.

As of December 31, 2025 and 2024, the Company had 15,816,576 and 0 shares of common stock to be issued, respectively.

15.       NET INCOME (LOSS) PER SHARE

The calculation of the basic and diluted net income (loss) per share attributable to common stockholders of the Company is based on the following data (in dollars, except share data):

	Years ended December 31,
	2025	2024

Net income (loss) attributable to common shareholders	$345,083	$(733,663)

Weighted average common shares outstanding – Basic and diluted	335,593,680	194,189,333

Net income (loss) per share – Basic and diluted #	$0.00	$(0.00)

#	For net income per share during the year ended December 31, 2025, basic and diluted net income per share was less than $0.01. For net loss per share during the year ended December 31, 2024, common stock equivalents were not included in the computation of diluted net loss per share since such inclusion would have been anti-dilutive.

16.        INCOME TAX

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

The provision for income taxes consisted of the following:

	Years ended December 31,
	2025	2024

Current:
- Local (US tax regime)	$4,586	$–
- Foreign	–	–

Deferred:
- Local	–	–
- Foreign	–	–

Income tax benefit	$4,586	$–

The reconciliation of income tax computed by applying the U.S. federal income tax rate of 21% to the actual income tax (expense) benefit at the Company’s effective rate is as follows:

	Years ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
Computed “expected” tax expense	71,504	21.0%	(154,069)	21.0%
Effect of differential tax rate – subsidiaries (Note i)	(9,409)	(2.8)%	70,460	(9.6)%
Tax credits:
Income not subject to taxes	(27,712)	(8.1)%	(315)	0.0%
Expenses not subject to tax deduction	–	0.0%	28,496	(3.9)%
Changes in unrecognized tax benefits	(29,797)	(8.8)%	55,428	(7.5)%
Income tax benefit	4,586	1.3%	–	0.0%

Note :

(i)	Represents the foreign income tax rate differential when compared to U.S. statutory income tax rate for the years ended December 31, 2025 and 2024

The following table sets forth the significant components of the deferred tax assets of the Company as of December 31, 2025 and 2024:

	As of
	December 31, 2025	December 31, 2024

Deferred tax assets:
Net operating loss (“NOL”) – US tax regime	$897	$28,496
NOL – British Virgin Islands regime	–	–
NOL – Hong Kong tax regime	5,524	40,022
	6,421	68,518
Less: valuation allowance	(6,421)	(68,518)
Deferred tax assets, net	$–	$–

As of December 31, 2025, the Company had US net operating loss (“NOL”) carryforwards of approximately $4,273, which are available to offset future taxable income. These NOL carryforwards expire in varying amounts beginning in 2026 through 2045. The Company has recorded a full valuation allowance against its deferred tax assets, as management has determined that it is more likely than not that the tax benefits associated with these deferred tax assets will not be realized.

As of December 31, 2025, the Company had cumulative net operating losses of $33,479 under Hong Kong tax regime, which can be carried forward to offset future taxable income at no expiry.

The following table summarizes the changes in the valuation allowance for deferred tax assets:

Balance, December 31, 2023	$41,630
Addition during the year	26,888
Balance, December 31, 2024	$68,518
Addition during the year	(62,097)
Balance, December 31, 2025	$6,421

Valuation allowances

Deferred taxes as of December 31, 2025 were reduced by a valuation allowance relating to net operating losses. In assessing the likelihood of realizing deferred tax assets, management considers factors such as prior earnings history, expected future earnings and the reversal of existing taxable temporary differences. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Deferred taxes are determined utilizing the asset and liability method based on the estimated future tax effects of differences between the financial accounting and tax bases of assets and liabilities under the applicable tax laws. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the determination of the appropriate valuation allowances, the Company has considered the most recent projections of future business results and taxable income by jurisdiction. Actual results may vary in comparison to current projections. After consideration of the evidence described above, management believes it is more likely than not that deferred tax assets will be realized.

As of December 31, 2025 and 2024, the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to income taxes would be classified as a component of the provision for income taxes in the consolidated statements of operations. The Company does not expect any significant change in its uncertain tax positions in the next twelve months.

17.       RELATED PARTY TRANSACTIONS

From time to time, the directors of the Company advanced funds to the Company for capital expenditures and working capital purpose. Those temporary advances are unsecured, non-interest bearing and have no fixed terms of repayment.

Nature of relationships with related parties

Name of related party	Relationship with the Company
Chan Sze Yu	Director of the Company
Young Chi Kin Eric	Individual shareholder
Fong Hiu Ching	Director of KSK
KSK Asia (Hong Kong) Limited	Held by director of the Company

Related party balances consisted of the following:

		As of
Name	Nature	December 31, 2025	December 31, 2024

Chan Sze Yu	Amount due to director	$1,599,217	$1,088,838
Young Chi Kin Eric	Amount due to shareholder	1,012,225	826,716
		$2,611,442	$1,915,554

As at December 31, 2025 and 2024, these amounts due to director and shareholder represented the cash advances from these related parties to the Company for working capital purposes. These balances due are unsecured, interest free and repayable on demand.

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

For the years ended December 31, 2025 and 2024, the Company paid delivery service fees of $17,845 and $0 to KSK Asia (Hong Kong) Limited, a related company held by a director of the Company. The delivery services were charged at current market price and conducted on normal commercial terms among related parties.

For the years ended December 31, 2025 and 2024, the Company paid salaries of $12,475 and $24,223 to Chan Sze Yu, the Director of the Company.

For the years ended December 31, 2025 and 2024, the Company paid salaries of $41,980 and $24,223 to Fong Hiu Ching, the Director of the Company.

For the years ended December 31, 2025 and 2024, the Company paid salaries of $83,832 and $0 to Young Chi Kin Eric, the individual shareholder of the Company.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

18.        RISKS AND UNCERTAINTIES

(a)	Major customers

For the years ended December 31, 2025 and 2024, the individual customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at year-end dates, are presented as follows:

	Year ended December 31,		December 31, 2025
Customer	2025	2024	Accounts receivable
Customer A	53.47%	–%	$297,882
Customer B	18.77%	5.23%	$–
Customer C	16.08%	35.70%	$109,338

These customers are located in Hong Kong.

(b)	Major vendors

For the years ended December 31, 2025 and 2024, the individual vendors who accounted for 10% or more of the Company’s direct operating cost and its outstanding payable balances at year-end dates, are presented as follows:

	Year ended December 31,		December 31, 2025
Vendor	2025	2024	Accounts payable
Vendor A	30.67%	–%	$66,062
Vendor B	19.33%	13.60%	$3,997
Vendor C	11.16%	22.86%	$-
Vendor D	11.02%	–-%	$–

These vendors are located in Hong Kong.

(c)	Credit risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. Cash equivalents are maintained with high credit quality institutions in Hong Kong, the composition and maturities of which are regularly monitored by the management. The Hong Kong Deposit Protection Board pays compensation up to a limit of HK$800,000 (equal to $102,788) if the bank in Hong Kong with which an individual/a company hold its eligible deposit fails.

As of December 31, 2025, the Company held cash balances of $762,322 was maintained at several financial institutions located in Hong Kong of which $442,905 was subject to credit risk. While management believes that these financial institutions have high credit quality and it also continually monitors their credit worthiness.

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

As of December 31, 2025 and 2024, pursuant to the terms and calculations of the earnout provision, management has determined the cumulative earnout vested to date of $2.5 million and $1 million, respectively, being vested pursuant to the agreement. As of December 31, 2025, the $2 million earnout amount has not been paid to these shareholders and recognized as “earnout payable” on the consolidated balance sheets.

Except as noted above, the Company had no other material commitments or contingencies as of December 31, 2025.

20.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2025, up through the date the Company issued the consolidated financial statements. The Company had no material recognizable subsequent events since December 31, 2025, except as noted below:

On January 2, 2026, the Company entered into Stock Purchase Agreements with Kwok Ho Luen and Chan So Yin which each agreed to purchase $150,000 and $200,000 of the Company’s Common Stock, respectively, at the market price of $0.0308 per share, representing 4,870,130 and 6,493,507 shares of the Company’s common stock, respectively.

On January 15, 2026, the Company issued 15,816,576 shares of common stock to settle construction payable in full.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were effective as of December 31, 2025.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Annual Report On Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

ITEM 9B. Other Information.

During the quarter ended December 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Name	Age	Position
CHAN Sze Yu	41	CEO, CFO, Secretary and Director

CHAN Sze Yu, age 41, was appointed to serve as our Chief Executive Officer, Chief Financial Officer, Secretary and Director on August 12, 2024. He is also the Chief Executive Officer of a group of local furniture and logistics companies, including Furniture Station, MA.NI Home Services Ltd, Power King (Hong Kong) Logistics Company Limited, Wing Fat Furniture Factory and CIMA SOFA. Mr. Chan is also the founder of KSK Logistics Limited and CEO of the company since 2023. From 2000 to 2016, Mr. Chan has been a logistics contractor for many furniture companies such as DSC Direct Sale Centre, Good Idea Furniture and Design, and Farbe Sofa Design. Mr. Chan has extensive experience and business networks in the field of logistics and home furnishing industry, which will bring to our Board and management deep experience in developing and expanding our logistics and value-add services to the market.

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

Summary Compensation Table.

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2025 and 2024, to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) our three most highly compensated executive officers other than the principal executive officer and the principal financial officer who were serving as executive officers on December 31, 2025, whose total compensation was in excess of $100,000, and (iv) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on December 31, 2025.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Chan Sze Yu	2025	12,475	–	–	–	–	–	–	$12,475
CEO, CFO, Secretary and Director (1)	2024	24,223	–	–	–	–	–	–	$24,223

Chan Man Chung	2024	–	–	–	–	–	–	–	$–
CEO, CFO, Secretary and Director (2)

Tan Tee Soo	2024	–	–	–	–	–	–	–	$–
Director (3)

(1) Chan Sze Yu joined us as our Chief Executive Officer, Chief Financial Officer, Secretary and Director on August 12, 2024.

(2) Dr. Chan served as our Chief Executive Officer, Secretary and Director from August 26, 2021, to August 12, 2024.

(3) Mr. Tan served as our Director from August 26, 2021 to September 27, 2024.

Narrative disclosure to Summary Compensation.

During the years ended December 31, 2025, and 2024, the Company paid the aggregate amount of $12,475 and $24,223 as compensation to Chan Sze Yu, our sole executive officer and director.

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

Equity Award Timing Policies and Practices

We do not grant equity awards in anticipation of the release of material nonpublic information, and we do not time the release of material nonpublic information for the purpose of affecting the value of executive compensation. In the event material nonpublic information becomes known to the Board of Directors or Compensation Committee before granting an equity award, the Board of Directors or Compensation Committee will consider such information and use its business judgment to determine whether to delay the grant of equity to avoid any appearance of impropriety.

Currently, stock options or similar option-like instruments are not a component of our executive compensation program. Accordingly, during fiscal year 2025, we did not grant stock options or similar option-like instruments to our named executive officers during the four business days prior to or the one business day following the filing of our periodic reports or the filing or furnishing of a Form 8-K that discloses material nonpublic information. We further have not granted grant stock options or similar option-like instruments to our service providers.

Compensation of Directors

During our fiscal year ended December 31, 2025, we provided compensation to certain employees for serving as our directors. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

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

Compensation Committee Interlocks and Insider Participation

We have not yet established a Compensation Committee. Our Board of Directors performs the functions that would be performed by a compensation committee. During the fiscal year ended December 31, 2025, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the company.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2025. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Chan Sze Yu

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock, as of March 3, 2026, for: (i) each of our named executive officers; (ii) each of our directors; (iii) all of our current executive officers and directors as a group; and (iv) each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table will have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Marvion Inc., Unit B, 15/F, Teda Building, 87 Wing Lok Street, Sheung Wan, Hong Kong.

	Common Stock Beneficially Owned		Series A Preferred Stock Owned		Series B Preferred Stock Owned		Series C Preferred Stock Owned
Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Common Equity (1)	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Series A Preferred Equity (1)	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Series B Preferred Equity (1)	Number of Shares and Nature of Beneficial Ownership	Percentage of Total Series C Preferred Equity (1)
Sze Yu CHAN	32,770,282	8.40%	–	–	–	–	–	–

All executive officers and directors as a Group (1 person)	32,770,282	8.40%	–	–	–	–	–	–

5% or Greater Stockholders:
Young Chi Kin Eric (2)	18,226,773	4.67%	10,000,000	100%	–	–	–	–
Herbert Ying Chiu LEE (3)	14,494,171	3.72%	–	–	337,000	92%	1	100%

Total 5% or Greater Stockholders	32,770,282	8.40%	10,000,000	100%	337,000	92%	1	100%

________________

(1)	Applicable percentage ownership is based on 390,032,746 shares of common stock outstanding as of March 3, 2026, together with securities exercisable or convertible into shares of common stock within 60 days of March 3, 2026. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 3, 2026, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Young Chi Kin Eric owns 18,226,773 shares of our common stock and 10,000,000 shares of our Series A Preferred Stock. Each share of Series A Preferred Stock entitled Mr. Young to vote on all matters submitted to a vote of the shareholders together with the Common Stock holders with each one share of Series A Preferred Stock having 200 votes.
(3)	Herbert Ying Chiu Lee owns 14,494,171 shares of our common stock, 337,000 shares of our Series B Preferred Stock and 1 share of Series C Preferred Stock. Each Series of preferred stock has the voting rights, powers, preferences and privileges more fully described herein in the section entitled “Description of Registrant’s Securities”

Background of the Plan.

On September 19, 2023, the board of directors of the Company approved the Marvion Inc. 2023 Stock Incentive Plan (the “2023 Plan”) with 17,000,000,000 shares reserved for issuance under the 2023 Plan. The 2023 Plan provides for the grant of awards to eligible employees, directors, consultants, independent contractors, and advisors in the form of options, restricted stock, restricted stock units, stock appreciation rights, performance awards, other stock-based awards or dividend equivalents (each, an award). Effective April 23, 2024, the Company effectuated a reverse stock split whereby each three thousand (3,000) shares of Common Stock issued and outstanding prior to the effective time were combined and converted into one (1) shares of Common Stock. As a result, the number of shares reserved for issuance under the 2023 Plan was equitably reduced to 5,666,667. On December 28, 2024, the Board amended the 2023 Plan (the “Plan Amendment” and together with the 2023 Plan, the “Plan”) to increase the number of shares available for issuance under the Plan to an aggregate of 37,075,060 shares.

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

Eligibility

The Plan provides for the grant of awards to our employees, directors, consultants, independent contractors, and advisors, provided the consultants, independent contractors, directors, and advisors render services not in connection with the offer and sale of securities in a capital-raising transaction. As of December 31, 2025, all of our 23 employees (including each of our executive officers) were eligible to participate in the Plan. The basis for participation in the Plan is the Administrator’s decision, in its sole discretion, that an award to an eligible participant will further the Plan’s purposes of providing incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to our success and the success of our affiliates, by offering them an opportunity to participate in our future performance through the grant of awards. In exercising its discretion, the Administrator will consider the recommendations of management and the purposes of the Plan.

Forms of Awards

The following is a description of the types of awards permitted to be issued under the Plan. As of the date of this report, the Company had issued an aggregate of 37,075,060. shares of common stock pursuant to the Plan. No other awards had been issued under the Plan.

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

Existing Plan Benefits to Named Executive Officers and Others

The following table summarizes the grants made to our named executive officers (as identified under “Executive Compensation”, below), all current executive officers as a group, all current non-executive directors as a group and all current non-executive employees as a group, from the inception of the Plan through December 31, 2025. The closing price per share of our common stock on December 31, 2025 was $0.0234.

Name and Position(1)	RSA Granted Since Adoption of the Plan
Chan Sze Yu, Chief Executive Officer, Chief Financial Officer, Secretary and Director
Man Chung CHAN, Former Chief Executive Officer, Chief Financial Officer, Secretary and Director (2)	–
Tee Soo TAN, Former Director (2)	–
All current executive officers and directors (1 person)	–
All employees, including all officers who are not executive officers, as a group (47 persons)	–
All non-employees, including all directors, as a group (0 persons)	37,075,060
TOTAL (3)	37,075,060

_______________

(1)	No person has received 5% or more of the total awards granted under the Plan since its inception.
(2)	Man Chung CHAN resigned from his offices with the Company on August 12, 2024. Tee Soo TAN reigned from his positions with the Company on September 27, 2024.
(3)	Represents total shares of common stock granted since the adoption of the Plan to all employees and non-employees (current and former) who received awards under the Plan. As of December 31, 2025, there were 37,075,060 total RSAs outstanding under the Plan.

The following table provides information about the Company’s equity compensation plans as of December 31, 2025.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a))
PLAN CATEGORY	(a)	(b)	(c)
Equity compensation plans approved by security holders	–	–	–
Equity compensation plans not approved by security holders (1)	–	–	0
Total	–	–	0	(2)

(1)	Pursuant to SEC rules and the reporting requirements for this table, we have not included in (a) above 37,075,060 shares of restricted stock issued pursuant to the plan.
(2)	Represents securities remaining available for issuance under our Plan as of December 31, 2025 that may be granted in the form of unrestricted common stock, restricted common stock, options to purchase shares of common stock, stock appreciation rights, restricted stock units, dividend equivalents, performance awards or other stock-based awards. As of the date of this Annual Report, the Company issued an aggregate total of 37,075,060 shares issued under the Plan.

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

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence.

Other than as disclosed below, there are no transactions during our two most recent fiscal years ended December 31, 2025, and December 31, 2024, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year end for our last two completed years, and in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

Temporary Advances from and Payments to Related Parties

From time to time, the following related parties advanced funds to the Company for capital expenditures and working capital purpose:

Name of related parties	Relationship	December 31, 2025	December 31, 2024
Chan Sze Yu	CEO and Director	$1,599,217	$1,088,838
Young Chi Kin, Eric	Major shareholder	$1,012,225	$826,716

Those temporary advances are unsecured, non-interest bearing and have no fixed terms of repayment.

During the year ended December 31, 2025, companies which are controlled by Chan Sze Yu, our CEO and director, advanced $592,191 and repaid $295,685, and we advance from Yong Chi Kin, Eric, our major shareholder, $470,634 and repaid $71,823. During the year ended December 31, 2024, companies which are controlled by Chan Sze Yu, our CEO and director, advanced $68,429, and Yong Chi Kin, Eric, our major shareholder, advanced $826,716 to us, respectively. These temporary advances are unsecured, non-interest bearing and have no fixed terms of repayment.

Other Transactions

For the years ended December 31, 2025 and 2024, the Company paid delivery service fees of $17,845 and $0 to KSK Asia (Hong Kong) Limited, a related company held by Chan Sze Yu, our director.   The delivery services were provided in accordance with normal commercial terms and at market price.

For the years ended December 31, 2025 and 2024, the Company paid $83,832 and $0 as compensation to Young Chi Kin Eric, the controlling shareholder of the Company who is also employed by our subsidiaries KSK Logistic Limited and United Warehouse Management Limited.

Earnout Issuances

On August 15, 2024, the Company, United Warehouse Management Corp., a British Virgin Island corporation (“UWMC”) and eleven shareholders of UWMC entered into a Share Exchange Agreement (the “SEA”) pursuant to which the shareholders of UWMC agreed to transfer to the Company 4,000 shares of UWMC, constituting all of the issued and outstanding securities of UWMC, in exchange for 148,148,148 shares of common stock of the Company, par value $0.0001 per share (the “Acquisition Shares”). In addition to the Acquisition Shares, the Company agreed to make earnout payments in the aggregate amount of $5.5 million (collectively, the “Earn Out Payments”) upon UWMC’s achievement of certain net income performance milestones during each six-month period ending June 30 and December 31 (each, a “Performance Period”) for a total of nine Performance Periods. The Earn Out Payments will be payable in the form of interest free promissory notes and shared equally among Chan Sze Yu, Fong Hiu Ching and Young Chi Kin Eric, who are also shareholders of the Company. As of December 31, 2025, pursuant to the terms and calculations of the earnout provision, Marvion’s management determined that the current major shareholders of the Company (formerly UWMC shareholders) were entitled to receive aggregate Earn Out Payments of $2.5 million, of which $0.5 million were settled through the issuance of 14,992,504 shares of the Company’s common stock. These shares were issued on December 1, 2025, to Chan Sze Yu, CEO and director, at $0.03335 per share.

We charged all related development costs to expenses as incurred and recognized as “Technology and development expenses” in the consolidated statement of operations. During the year ended December 31, 2025, we incurred the related development fee of $0.

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

ITEM 14.   Principal AccountING Fees And Services.

Victor Mokuolu, CPA PLLC audited our financial statements for the fiscal years ended December 31, 2025, and 2024.

All audit work was performed by the full time employees of Victor Mokuolu, CPA PLLC for the fiscal years ended December 31, 2025, and 2024. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by Victor Mokuolu, CPA PLLC, but have not adopted pre-approval policies or procedures. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

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

	December 31, 2025	December 31, 2024

Audit fees	$96,085	$60,000
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$96,085	$60,000

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation (1)
3.2	Amended and Restated Certificate of Designation, Preferences and Rights of Series B Preferred Stock (2)
3.3	Certificate of Amendment to Restated Articles of Incorporation filed January 17, 2023 (3)
3.4	Certificate of Amendment to Restated Articles of Incorporation filed April 23, 2024 (3)
3.5	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock (1)
4.2	Description of Securities (4)
10.1	Stock Purchase Agreement, dated August 15, 2024, by and between Marvion Inc., United Warehouse Management Corp., a British Virgin Island corporation, and the shareholders of United Warehouse Management Corp. (5)
10.2	Form of Promissory Note made by Marvion Inc. in favor of Chan Sze Yu. (5)
10.3	Form of Promissory Note made by Marvion Inc. in favor of Fong Hiu Ching. (5)
10.4	Form of Promissory Note made by Marvion Inc. in favor of Young Chi Kin Eric. (5)
10.5	Share Exchange Agreement Version 2021001 posted and available for public on 18 October, 2021 on http://www.marvion.media (1)
10.6	Confirmation dated October 18, 2021 by and among Lee Ying Chiu Herbert, So Han Meng Julian and Bonanza Goldfields Corp. (1)
10.7	Lease, dated April 1, 2024, by and between Giant Winner Limited and United Warehouse Management Limited covering 80,000 sq. ft.(4)
10.8	Lease, dated July 12, 2023, by and between Cheung Shun Shui and United Warehouse Management Limited(4)
10.9	Marvion Inc. 2023 Incentive Stock Plan (6)
10.10	First Amendment to the Marvion Inc. 2023 Stock Incentive Plan (7)
10.11	Service Agreement, dated October 2, 2024, by and between United Warehouse Limited and StarWarehouse Engineering Limited (8)
10.12	Settlement and Share Issuance Agreement, dated December 30, 2025, by and between Marvion Inc., United Warehouse Management Limited and Star Warehouse Engineering Limited (9)

21	Subsidiaries*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

_______________________

*	Filed Herewith.

(1)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 26, 2021.
(2)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on December 14, 2021.
(3)	Incorporated by reference to the Exhibits to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2024.
(4)	Incorporated by reference to the Exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2024.
(5)	Incorporated by reference to the Exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2024.
(6)	Incorporated by reference to the Exhibit 99.1 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 21, 2023.
(7)	Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 11, 2025.
(8)	Incorporated by reference to the Exhibits to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2024.
(9)	Incorporated by reference to the Exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2025.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARVION INC.

By:	/s/ CHAN Sze Yu
CHAN Sze Yu
Chief Executive Officer and Chief Financial Officer

Date: March 31, 2026

