Form 10-Q
period 2026-03-31
Marvion Inc.
filed 2026-05-14
CIK 1439264

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 7, 2026, the Company had outstanding 390,024,555 shares of common stock.

MARVION INC.

QUARTERLY REPORT

FOR THE QUARTER ENDED MARCH 31, 2026

INTRODUCTORY COMMENTS

We are not a Hong Kong operating company but a Nevada holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and Singapore. Our investors hold shares of common stock in Marvion Inc., the Nevada holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our ability to obtain contributions from our subsidiaries are significantly affected by regulations promulgated by Hong Kong and British Virgin Islands authorities. Accordingly, any changes in the interpretation, enforcement, or implementation of existing laws and regulations, or the adoption of new regulatory requirements in these jurisdictions, could materially affect our operations, financial condition, or the value of our securities. For a more detailed discussion of these and other risks associated with our corporate structure and operations in Hong Kong, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong” in the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2026 (the “Annual Report”).

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MARVION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2026 (Unaudited)	December 31, 2025 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$727,304	$762,322
Accounts receivable, net	249,540	479,271
Prepaid expenses and other current assets	69,318	19,311
Total current assets	1,046,162	1,260,904

Non-current assets:
Property and equipment, net	2,863,246	2,965,233
Right-of-use assets, net	1,558,464	1,609,832
Total non-current assets	4,421,710	4,575,065

TOTAL ASSETS	$5,467,872	$5,835,969

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$77,825	$102,917
Accrued liabilities and other payables	604,977	582,767
Amount due to director	832,276	1,599,217
Amount due to shareholder	992,550	1,012,225
Promissory notes payable	16	16
Earn-out payable	2,000,000	2,000,000
Lease liabilities	126,491	125,624
Income tax payable	20,318	12,883
Total current liabilities	4,654,453	5,435,649

Non-current liabilities:
Lease liabilities	1,573,150	1,616,932
Earn-out payable	2,750,988	2,710,975
Total non-current liabilities	4,324,138	4,327,907

TOTAL LIABILITIES	8,978,591	9,763,556

Commitments and contingencies (Note 17)	–	–

Shareholders’ deficit:
Preferred stock, par value $0.0001, 30,000,000,000 shares authorized, 18,999,999 and 18,999,999 shares undesignated as of March 31, 2026 and December 31, 2025, respectively	–	–
Preferred stock, Series A, par value $0.0001, 10,000,000 shares designated, 10,000,000 and 10,000,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,000	1,000
Preferred stock, Series B, par value $0.0001, 1,000,000 shares designated, 366,346 and 366,346 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	37	37
Preferred stock, Series C, par value $0.001, 1 share designated, 1 and 1 share issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	1
Common stock, par value $0.0001, 270,000,000,000 shares authorized, 390,024,555 and 362,844,342 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	39,003	36,285
Shares to be issued par value $0.0001, 0 and 15,816,576 shares to be issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	–	1,582
Additional paid-in capital	2,114,050	1,765,186
Accumulated other comprehensive loss	(16,529)	(5,788)
Accumulated losses	(5,648,281)	(5,725,890)
Total shareholders’ deficit	(3,510,719)	(3,927,587)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$5,467,872	$5,835,969

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended March 31,
	2026	2025

Revenues, net	$803,742	$641,023
Cost of revenues	(330,676)	(319,004)

Gross profit	473,066	322,019

Operating expenses:
General and administrative expenses	(353,100)	(259,779)
Total operating expenses	(353,100)	(259,779)
Income from operations	119,966	62,240

Other income (expense):
Interest income	42	275
Interest expense	(40,013)	(47,115)
Gain on disposal of property and equipment	5,166	–
Total other expenses, net	(34,805)	(46,840)
Income before income taxes	85,161	15,400
Income tax expense	(7,552)	(8,423)
Net income	77,609	6,977

Other comprehensive loss:
Foreign currency adjustment loss	(10,741)	(352)
Comprehensive income	$66,868	$6,625

Net income per share:
– Basic(1)	$0.00	$0.00
– Diluted(1)	$0.00	$0.00

Weighted average common shares outstanding:
– Basic(1)	382,337,954	315,943,350
– Diluted(1)	382,337,954	315,943,350

(1)	Less than $0.01

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred Stock						Common stock
	Series A		Series B		Series C
	No. of		No. of		No. of		No. of
	shares	Amount	shares	Amount	shares	Amount	shares	Amount
Balance as of January 1, 2025	10,000,000	$1,000	366,346	$37	1	$1	308,958,835	$30,897

Shares issued for settlement of accrued consultancy fees	–	–	–	–	–	–	31,430,316	3,143
Foreign currency translation adjustment	–	–	–	–	–	–	–	–
Net income for the period	–	–	–	–	–	–	–	–

Balance as of March 31, 2025	10,000,000	$1,000	366,346	$37	1	$1	340,389,151	$34,040

Balance as of January 1, 2026	10,000,000	$1,000	366,346	$37	1	$1	362,844,342	$36,285

Issuance of common stock in private placements	–	–	–	–	–	–	11,636,637	1,136
Common stock issued for settlement of construction payable	–	–	–	–	–	–	15,816,576	1,582
Foreign currency translation adjustment	–	–	–	–	–	–	–	–
Net income for the period	–	–	–	–	–	–	–	–

Balance as of March 31, 2026	10,000,000	$1,000	366,346	$37	1	$1	390,024,555	$39,003

	Common stock			Accumulated
	to be issued		Additional	other		Total
	No. of		paid-in	comprehensive	Accumulated	shareholders
	shares	Amount	capital	loss	deficit	deficit
Balance as of January 1, 2025	–	$–	$–	$(2,033)	$(6,070,973)	$(6,041,071)

Shares issued for settlement of accrued consultancy fees	–	–	562,603	–	–	565,746
Foreign currency translation adjustment	–	–	–	(352)	–	(352)
Net income for the period	–	–	–	–	6,977	6,977

Balance as of March 31, 2025	–	$–	$562,603	$(2,385)	$(6,063,996)	$(5,468,700)

Balance as of January 1, 2026	15,816,576	$1,582	$1,765,186	$(5,788)	$(5,725,890)	$(3,927,587)

Issuance of common stock in private placements	–	–	348,864	–	–	350,000
Common stock issued for settlement of construction payable	(15,816,576)	(1,582)	–	–	–	–
Foreign currency translation adjustment	–	–	–	(10,741)	–	(10,741)
Net income for the period	–	–	–	–	77,609	77,609

Balance as of March 31, 2026	–	$–	$2,114,050	$(16,529)	$(5,648,281)	$(3,510,719)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Three months ended March 31,
	2026	2025

Cash flows from operating activities
Net income	$77,609	$6,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	68,172	41,101
Amortization of right-of use assets	40,060	29,926
Imputed interest expenses on operating lease liabilities	23,895	19,292
Non-cash interest on earn-out payable	40,013	47,115
Gain on disposal of property and equipment	(5,166)	–

Change in operating assets and liabilities:
Accounts receivable	229,731	(16,928)
Prepaid expenses and other current assets	(50,007)	12,879
Contract liabilities	–	27,638
Accounts payable	(25,092)	(23,503)
Accrued liabilities and other payables	22,210	66,598
Operating lease liabilities	(54,648)	(43,189)
Income tax payable	7,552	8,423
Net cash provided by operating activities	374,329	176,329

Cash flows from investing activities
Capital expenditure paid	–	(288,809)
Purchases of property and equipment	(1,020)	(2,761)
Proceeds from disposal of property and equipment	19,200	–
Net cash provided by (used in) investing activities	18,180	(231,570)

Cash flows from financing activities
Proceeds from private placements	350,000	–
Advance from director	27,177	32,049
Advance from shareholder	34,933	67,099
Repayment to director	(790,568)	–
Repayment to shareholder	(43,456)	–
Net cash (used in) provided by financing activities	(421,914)	99,148

Effect of exchange rate on cash and cash equivalents	(5,613)	2,458
Net change in cash and cash equivalents	(35,018)	46,365
Cash and cash equivalents at beginning of the period	762,322	322,426
Cash and cash equivalents at end of the period	$727,304	$368,791

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Non-cash investing and financing activities:
Shares issued to settle accrued consultancy fees	$–	$565,746

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

1.          BASIS OF PRESENTATION

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 31, 2026.

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

Use of estimates and assumptions

In preparing these unaudited condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the unaudited condensed consolidated balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates in the period include the allowance of expected credit losses, useful lives of property and equipment, valuation of share-based payments and earnout payable and deferred tax valuation allowance.

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

As of March 31, 2026 and December 31, 2025, no allowance for expected credit losses is recorded as the Company considers all of the outstanding accounts receivable fully collectible in the foreseeable future. The Company has not experienced any significant bad debt or write-offs of accounts receivable in the past.

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

Impairment of Long-lived Assets

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There was no impairment of long-lived assets identified for the three months ended March 31, 2026 and 2025.

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

In addition, the Company generates revenues from the operation of solar facilities. This service revenue is recognized when the Company issued invoices to customers after the performance obligation satisfied. Generally, the Company bills the invoices monthly and collects the receivable in a credit term of 30 days.

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

The following is a disaggregation of the Company’s revenue by major source for the respective periods:

		Three months ended March 31,
Types of segments/revenue sources	Time of recognition	2026	2025

Supply chain segment:
Logistic service income	Point-in-time	$333,836	$288,770
Warehousing service income	Over time	419,012	286,944
		752,848	575,714
Financial segment:
Financial consulting income	Point-in-time	50,894	65,309
Total revenues		$803,742	$641,023

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

For the three months ended March 31, 2026 and 2025, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2026 and December 31, 2025, the Company did not have any significant unrecognized uncertain tax positions.

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

For the three months ended March 31, 2026 and 2025, all of the Company’s revenue and assets are locally generated in Hong Kong. Therefore, no geographical segments are presented.

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 for the three months ended March 31, 2026 and 2025.

Net income per share

The Company calculates net income per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the year. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

Translation of amounts from HKD into US$1 has been made at the following exchange rates for the three months ended March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Period-end HKD:US$ exchange rate	0.1276	0.1286
Average HKD:US$ exchange rate	0.1280	0.1285

Comprehensive income (loss)

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income (loss), its components and accumulated balances. Comprehensive income (loss) as defined includes all changes in equity during a year from non-owner sources. Accumulated other comprehensive loss, as presented in the accompanying unaudited condensed consolidated statements of changes in stockholders’ deficit, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income (loss) is not included in the computation of income tax expense or benefit.

Related parties

The Company follows ASC Topic 850-10, “Related Party Disclosures” for the identification of related parties and disclosure of related party transactions.

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

The Company reported a working capital deficit of $3,608,291 and accumulated deficit of $5,648,281 as of March 31, 2026. The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its major shareholders, external borrowings and continuing to pursue fund-raising in the next twelve months. The Company is currently pursuing additional financing for its operations.

Pursuing business growth of supply chain segment through engaging with more vendors and customers to maximize the sales volume and margin, and continuous improvement in cost control over all segments.

Management believes these factors can alleviate the unfavourable conditions that the Company will be able to meet its obligations to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

5.       BUSINESS SEGMENT

During the three months ended March 31, 2026, the Company managed and operated its business into two reportable business segments:

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

Summarized below is the information about the Company’s operating results by reporting segments for the periods:

	Three months ended March 31,
	Supply chain segment		Financial segment		Corporate		Consolidated
	2026	2025	2026	2025	2026	2025	2026	2025

Revenues, net	$752,848	$575,714	$50,894	$65,309	$–	$–	$803,742	$641,023
Cost of revenues	(324,916)	(297,153)	(5,760)	(21,851)	–	–	(330,676)	(319,004)
Gross profit	427,932	278,561	45,134	43,458	–	–	473,066	322,019
Operating expenses
Depreciation	(440)	(3,465)	–	–	–	–	(440)	(3,465)
Salaries and wages	(208,777)	(19,730)	(17,408)	(19,283)	–	–	(226,185)	(39,013)
Professional fees	–	–	–	–	(15,000)	(48,211)	(15,000)	(48,211)
Other general and administrative	(69,262)	(123,256)	(8,872)	(5,056)	(33,341)	(40,778)	(111,475)	(169,090)
Operating income	149,453	132,110	18,854	19,119	(48,341)	(88,989)	119,966	62,240
Total other income (expense), net	5,208	253	–	22	(40,013)	(47,115)	(34,805)	(46,840)
Income tax expense	(7,552)	(8,423)	–	–	–	–	(7,552)	(8,423)
Segment profit (loss)	$147,109	$123,940	$18,854	$19,141	$(88,354)	$(136,104)	$77,609	$6,977

	Supply chain segment		Financial segment		Corporate		Consolidated
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Property and equipment	$2,863,246	$2,965,233	$–	$–	$–	$–	$2,863,246	$2,965,233
Total Assets	$5,364,102	$5,734,390	$89,794	$99,228	$13,976	$2,351	$5,467,872	$5,835,969

6.       ACCOUNTS RECEIVABLE, NET

	March 31, 2026	December 31, 2025

Accounts receivable – third parties	$249,540	$479,271
Less: allowance for expected credit losses	–	–
Accounts receivable, net	$249,540	$479,271

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

No allowance for expected credit losses was recognized for the three months ended March 31, 2026 and 2025.

7.       PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	March 31, 2026	December 31, 2025
At cost:
Warehouse facilities	$3,239,570	$3,262,759
Equipment	6,286	5,304
Motor vehicle	–	39,011
	3,245,856	3,307,074
Less: accumulated depreciation	(382,610)	(341,841)
	$2,863,246	$2,965,233

Depreciation expense for the three months ended March 31, 2026 and 2025 were $68,172 and $41,101, respectively.

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

Supplemental unaudited condensed balance sheet information related to operating leases was as follows:

	As of
	March 31, 2026	December 31, 2025
Operating lease:
Right-of-use asset, net	$1,558,464	$1,609,832

Lease liabilities:
Current lease liabilities	126,491	125,624
Non-current lease liabilities	1,573,150	1,616,932

Total lease liabilities	$1,699,641	$1,742,556

Operating lease expense for the three months ended March 31, 2026 and 2025 was $40,060 and $29,772, respectively.

Other supplemental information about the Company’s operating lease as of:

	March 31, 2026	December 31, 2025
Weighted average discount rate	5.54%	5.54%
Weighted average remaining lease term (years)	10.23	10.47

Operating lease commitments:

The following table summarizes the future minimum lease payments due under the Company’s operating leases in the next five years:

Year ending March 31,
2027	$218,234
2028	218,234
2029	221,436
2030	213,623
2031	207,476
Thereafter	1,161,998
Total minimum finance lease liabilities payment	2,240,001
Less: imputed interest	(541,360)

Future minimum lease liabilities	$1,699,641

9.       AMOUNT DUE TO DIRECTOR

As of March 31, 2026 and December 31, 2025, the amount represented temporary advances made by a director, Mr. Chan to the Company for capital expenditure and working capital purpose, which was unsecured, interest-free and repayable on demand. The balance was $832,276 and $1,599,217 as of March 31, 2026 and December 31, 2025, respectively.

10.       AMOUNT DUE TO SHAREHOLDER

As of March 31, 2026 and December 31, 2025, the amount represented temporary advances made by a shareholder, Mr. Young to the Company for capital expenditure and working capital purpose, which was unsecured, interest-free and repayable on demand. The balance was $992,550 and $1,012,225 as of March 31, 2026 and December 31, 2025, respectively.

11.        EARN-OUT PAYABLE

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

As of March 31, 2026, pursuant to the terms and calculations of the earnout provision, management has determined that the earnout payment of $2.5 million is vested, whereas the performance criteria for the Performance year ended December 31, 2025 was satisfied. The earnout amount of $2.5 million was recognized as earn-out payable in current liabilities. On December 1, 2025, the Company issued 14,992,504 shares of common stock to Chan Sze Yu, at $0.03335 per share to settle $500,000 earn-out payable. The debt to equity conversion agreement was approved by Board of Directors on December 1, 2025.

The earnout payments are classified as liability and were initially measured at fair value at the share exchange transaction date and will subsequently be discounted to current value at the end of each reporting period and recorded in the condensed consolidated statements of operations and comprehensive income. The estimated fair value of the total earnout liability was $4.8 million as of March 31, 2026.

The following table presents information about earn-out payable that was measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2026	(Level 1)	(Level 2)	(Level 3)
Earn-out payable - current	$2,000,000	$2,000,000	$–	$–
Earn-out payable - non-current	2,750,988	–	2,750,988	–
Total	$4,750,988	$2,000,000	$2,750,988	$–

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Earn-out payable - current	$2,000,000	$2,000,000	$–	$–
Earn-out payable - non-current	2,710,975	–	2,710,975	–
Total	$4,710,975	$2,000,000	$2,710,975	$–

The Company determined the fair value using the probability-weighted expected model with the following assumptions for period ended March 31, 2026:

Annual discount rate	5.88%
Weighted average expected life (months)	53
Probability-weighted expected payment (every 6 months upon achieve specific performance)	$500,000

The following summarizes the fair value table due under the Company’s earnout provision:

January 1, 2026	$4,710,975
Add: imputed interest	40,013
March 31, 2026	$4,750,998

The following table summarizes the contingent earnout payments due under the Company’s earnout provision:

For the Performance Period ending
December 31, 2024	$1,000,000
June 30, 2025	1,000,000
December 31, 2025	500,000
June 30, 2026	500,000
December 31, 2026	500,000
June 30, 2027	500,000
December 31, 2027	500,000
June 30, 2028	500,000
December 31, 2028	500,000
Total contingent earnout payment	5,500,000
Less: imputed interest	(249,025)
Less: earnout payable recognized during 2025	(2,500,000)
Promissory notes payable	$2,750,998

12.        SHAREHOLDERS’ DEFICIT

Preferred stock

As of March 31, 2026 and December 31, 2025, the Company’s preferred stocks have been designated, as follows:

No. of shares
Series A Preferred Stock	10,000,000
Series B Preferred Stock	1,000,000
Series C Preferred Stock	1

As of March 31, 2026 and December 31, 2025, the Company’s authorized shares were 30,000,000,000 shares of preferred stock, with a par value of $0.0001 per share.

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

As of March 31, 2026 and December 31, 2025, the Company had 10,000,000 and 10,000,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of March 31, 2026 and December 31, 2025, the Company had 366,346 and 366,346 shares of Series B Preferred Stock issued and outstanding, respectively.

As of March 31, 2026 and December 31, 2025, the Company had 1 and 1 share of Series C Preferred Stock issued and outstanding, respectively.

Common stock

As of March 31, 2026 and December 31, 2025, the Company’s authorized shares were 270,000,000,000 shares of common stock, with a par value of $0.0001.

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

On January 2, 2026, the Company entered into Stock Purchase Agreements with each of Kwok Ho Luen (“Kwok”) and Chan So Yin (“Chan”) pursuant to which each of Kwok and Chan agreed to purchase $150,000 and $200,000 worth of the Company’s Common Stock, respectively, at a per share price of $0.0308, which is the five day average closing price on and before December 30, 2025. As a result, the Company issued 4,870,130 and 6,493,506 shares of common stock to Kwok and Chan on February 9, 2026, respectively.

As of March 31, 2026 and December 31, 2025, the Company had 390,024,555 and 362,844,342 shares of common stock issued and outstanding, respectively.

As of March 31, 2026 and December 31, 2025, the Company had 0 and 15,816,576 shares of common stock to be issued, respectively.

13.        NET INCOME PER SHARE

The calculation of the basic and diluted net income per share attributable to common stockholders of the Company is based on the following data (in dollars, except share data):

	Three months ended March 31,
	2026	2025

Net income attributable to common shareholders	$77,609	$6,977

Weighted average common shares outstanding – Basic and Diluted	382,337,954	315,943,350

Net income per share – Basic and diluted #	$0.00	$0.00

#	For net income per share during the three months ended March 31, 2026 and 2025, basic and diluted net income per share was less than $0.01.

14.        INCOME TAX

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

The provision for income taxes consisted of the following:

	Three months ended March 31,
	2026	2025

Current:
- Local (US tax regime)	$7,552	$8,423
- Foreign	–	–

Deferred:
- Local	–	–
- Foreign	–	–

Income tax expense	$7,552	$8,423

The reconciliation of income tax computed by applying the U.S. federal income tax rate of 21% to the actual income tax (expense) benefit at the Company’s effective rate is as follows:

	Three months ended March 31,
	2026			2025
	Amount	Percent		Amount	Percent
Computed “expected” tax expense	17,884	21.0%		3,234	21.0%
Effect of differential tax rate – subsidiaries (Note i)	(7,808)	(9.2%	)	(6,818)	(44.3%	)
Tax credits:
Income not subject to taxes	(7)	0.0%		(46)	(0.3%	)
Expenses not subject to tax deduction	18,554	21.8%		28,582	185.6%
Changes in unrecognized tax benefits	(21,071)	(24.7%	)	(16,529)	(107.3%	)
Income tax expense	7,552	8.9%		8,423	54.7%

Note :

(i)	Represents the foreign income tax rate differential when compared to U.S. statutory income tax rate for the three months ended March 31, 2026 and 2025.

The following table sets forth the significant components of the deferred tax assets of the Company as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026	December 31, 2025

Deferred tax assets:
NOL – US tax regime	$19,452	$897
NOL – British Virgin Islands regime	–	–
NOL – Hong Kong tax regime	–	5,524
	19,452	6,421
Less: valuation allowance	(19,452)	(6,421)
Deferred tax assets, net	$–	$–

As of March 31, 2026, the Company had US net operating loss (“NOL”) carryforwards of approximately $92,627, which are available to offset future taxable income. These NOL carryforwards expire in varying amounts beginning in 2026 through 2045. The Company has recorded a full valuation allowance against its deferred tax assets, as management has determined that it is more likely than not that the tax benefits associated with these deferred tax assets will not be realized.

As of March 31, 2026, the Company had no cumulative net operating losses under Hong Kong tax regime, which can be carried forward to offset future taxable income at no expiry.

The following table summarizes the changes in the valuation allowance for deferred tax assets:

Balance, December 31, 2025	$6,421
Addition during the period	13,031
Balance, March 31, 2026	$19,452

Valuation allowances

Deferred taxes as of March 31, 2026 were reduced by a valuation allowance relating to net operating losses. In assessing the likelihood of realizing deferred tax assets, management considers factors such as prior earnings history, expected future earnings and the reversal of existing taxable temporary differences. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Deferred taxes are determined utilizing the asset and liability method based on the estimated future tax effects of differences between the financial accounting and tax bases of assets and liabilities under the applicable tax laws. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the determination of the appropriate valuation allowances, the Company has considered the most recent projections of future business results and taxable income by jurisdiction. Actual results may vary in comparison to current projections. After consideration of the evidence described above, management believes it is more likely than not that deferred tax assets will not be realized.

As of March 31, 2026 and December 31, 2025, the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to income taxes would be classified as a component of the provision for income taxes in the unaudited condensed consolidated statements of operations. The Company does not expect any significant change in its uncertain tax positions in the next twelve months.

15.       RELATED PARTY TRANSACTIONS

From time to time, the directors of the Company advanced funds to the Company for capital expenditures and working capital purpose. Those temporary advances are unsecured, non-interest bearing and have no fixed terms of repayment.

Nature of relationships with related parties

Name of related party	Relationship with the Company
Chan Sze Yu	Director of the Company
Young Chi Kin Eric	Individual shareholder
Fong Hiu Ching	Director of KSK
KSK Asia (Hong Kong) Limited	Held by director of the Company

Related party balances consisted of the following:

		As of
Name	Nature	March 31, 2026	December 31, 2025

Chan Sze Yu	Amount due to director	$832,276	$1,599,217
Young Chi Kin Eric	Amount due to shareholder	992,550	1,012,225
		$1,824,826	$2,611,442

As at March 31, 2026 and December 31, 2025, these amounts due to director and shareholder represented the cash advances from these related parties to the Company for working capital purposes. These balances due are unsecured, interest free and repayable on demand.

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

For the three months ended March 31, 2026 and 2025, the Company paid delivery service fees of $0 and $3,856 to KSK Asia (Hong Kong) Limited, a related company held by a director of the Company. The delivery services were charged at current market price and conducted on normal commercial terms among related parties.

For the three months ended March 31, 2026 and 2025, the Company paid salaries of $19,200 and $6,073 to Chan Sze Yu, the Director of the Company.

For the three months ended March 31, 2026 and 2025, the Company paid salaries of $15,360 and $6,073 to Fong Hiu Ching, the Director of the Company.

For the three months ended March 31, 2026 and 2025, the Company paid salaries of $27,456 and $0 to Young Chi Kin Eric, the individual shareholder of the Company.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

16.        RISK AND UNCERTAINTIES

The Company is exposed to the following concentration of risk:

(a)	Major customers

For the three months ended March 31, 2026 and 2025, the individual customer who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at year-end dates, are presented as follows:

	Three months ended March 31,		March 31, 2026
Customer	2026	2025	Accounts receivable
Customer A	53.05%	30.16%	$192,826
Customer B	20.85%	25.27%	$3,949
Customer C	16.72%	21.05%	$–
Customer D	–	11.94%	$–

These customers are located in Hong Kong.

(b)	Major vendors

For the three months ended March 31, 2026 and 2025, the individual vendor who accounted for 10% or more of the Company’s direct operating cost and its outstanding payable balances at period-end dates, are presented as follows:

	Three months ended March 31,		March 31, 2026
Vendor	2026	2025	Accounts payable
Vendor A	58.44%	3.19%	42,918
Vendor B	26.18%	5.16%	19,491
Vendor C	12.49%	1.31%	–
Vendor D	–	25.98%	–
Vendor E	–	13.87%	–

These vendors are located in Hong Kong.

(c)	Credit risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. Cash equivalents are maintained with high credit quality institutions in Hong Kong, the composition and maturities of which are regularly monitored by the management. The Hong Kong Deposit Protection Board pays compensation up to a limit of HK$800,000 (equal to $102,078) if the bank in Hong Kong with which an individual/a company hold its eligible deposit fails.

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

As of March 31, 2026 and December 31, 2025, pursuant to the terms and calculations of the earnout provision, management has determined the final earnout of $2.5 million and $2.5 million, respectively, being vested pursuant to the agreement. As of March 31, 2026, the $2 million earnout amount has not been paid to these shareholders and recognized as “earnout payable” on the unaudited condensed consolidated balance sheets.

Except as noted above, the Company had no other material commitments or contingencies as of March 31, 2026.

18.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2026, up through the date the Company issued the unaudited condensed consolidated financial statements. The Company had no material recognizable subsequent events since March 31, 2026.

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

On August 15, 2024, the Company and United Warehouse Management Corp., a British Virgin Island corporation (“UWMC”) and eleven individual shareholders of UWMC entered into a Share Exchange Agreement (the “SEA”) pursuant to which the shareholders of UWMC agreed to transfer to the Company 4,000 shares of UWMC, constituting all of the issued and outstanding securities of UWMC, in exchange for 148,148,150 shares of common stock of the Company, par value $0.0001 per share (the “Acquisition Shares”). In addition to the Acquisition Shares, the Company agreed to make earnout payments in the aggregate amount of $5.5 million (collectively, the “Earn Out Payments”) upon UWMC’s achievement of certain net income performance milestones during each six month period ending June 30 and December 31 (each, a “Performance Period”) for a total of nine Performance Periods. The Earn Out Payments will be payable in the form of interest free promissory notes and shared equally among Chan Sze Yu, Fong Hiu Ching and Young Chi Kin Eric who are also shareholders of UWMC. The Acquisition transactions contemplated by the SEA were consummated on September 12, 2024. As a result of such acquisition, Marvion became engaged in the business of logistics and warehousing services. Concurrently with the acquisition of UWMC, the Company also divested its ownership of Marvion Holdings Limited and all of its subsidiaries and ceased its the lifestyle, media and entertainment creation and distribution, and technology businesses. The Company relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Act in selling the Company’s securities to the shareholders of UWMC.

As of March 31, 2026, pursuant to the terms and calculations of the earnout provision, Marvion’s management determined that the existing major shareholders of UWMC were entitled to receive aggregate Earn Out Payments of $2.5 million, of which $0.5 million were settled through the issuance of 14,992,504 shares of the Company’s common stock.

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

In addition to our logistics, warehousing and delivery services, we generate revenues through sales of solar generated power to China Light and Power (CLP) through our Service Partnership Agreement with Starwarehouse Engineering. Our subsidiary, United Warehouse Limited is a party to the Service Partnership Agreement with Starwarehouse Engineering to install solar PV systems on the roof of our warehouses. The generated power will be sold to China Light and Power (CLP) at the defined tariff scheme rate, creating an additional long term stable revenue stream to the group, at the same time reducing our carbon footprint in the society. We began generating revenue pursuant to this agreement in the amount of HKD 150,000 per quarter in mid 2025 and expect such revenue to continue until December 31, 2033. The foregoing description of the Service Partnership Agreement is not complete and is qualified in its entirety by reference to the complete text of the Service Partner Agreement Service Partner, which is incorporated herein by reference and attached hereto as Exhibit 10.11.

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

100% held by Lee Ying Chiu Herbert.

Young Chi Kin Eric and Chan Sze Yu our Chief Executive Officer, Chief Financial Officer, Secretary and Director, will be entitled to control approximately 84.44% and 1.37%, respectively, of our voting power on matters submitted to a vote of the shareholders. Young Chi Kin Eric holds 10,000,000 shares of the Company’s Series A Preferred Stock which entitles him to vote on all matters submitted to a vote of the shareholders together with the Common Stock holders with each one share of Series A Preferred Stock having 200 votes. We do not intend to utilize controlled company exemptions.

Current Revenue Generating Operation.

BUSINESS SEGMENT INFORMATION

The following table summarizes revenue from contracts with customers, disaggregated by revenue source and the related segments, for the three months ended March 31, 2026 and 2025:

	Three Months ended March 31,
Types of segments/revenue sources	2026	2025

Supply chain segment:
Logistic services	$333,836	$288,770
Warehousing services	419,012	286,944
	752,848	575,714
Financial segment:
Financial consulting services	50,894	65,309

	$803,742	$641,023

Future Plans.

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

Other

In addition to our logistics, warehousing, and delivery services, we generate revenues from the operation of solar facilities to China Light and Power (CLP) through our Service Partnership Agreement with Starwarehouse Engineering. Our subsidiary, United Warehouse Limited, is a party to the Service Partnership Agreement to install solar PV systems on the roofs of our warehouses. The generated power will be sold to CLP at the defined tariff scheme rate, creating an additional long-term stable revenue stream for the Group, while also reducing our carbon footprint. We began receiving revenue under this agreement in the amount of HKD 150,000 per quarter starting in mid-2025 and expect such revenue to continue until December 31, 2033. The foregoing description of the Service Partnership Agreement is qualified in its entirety by reference to the complete text of the agreement, which is incorporated herein by reference and attached hereto as Exhibit 10.11.

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

Results of Operations.

Three Months Ended March 31, 2026, as compared to Three Months Ended March 31, 2025

The following table sets forth selected financial information from our statements of comprehensive income for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

Revenues, net	$803,742	$641,023
Cost of revenues	(330,676)	(319,004)
Gross profit	473,066	322,019
Operating expenses:
General and administrative expenses	(353,100)	(259,779)
Total operating expenses	(353,100)	(259,779)
Income from operations	119,966	62,240
Interest income	42	275
Interest expense	(40,013)	(47,115)
Gain on disposal of property and equipment	5,166	–
Income before income taxes	85,161	15,400
Income tax expense	(7,552)	(8,423)
Net income	$77,609	$6,977

Revenues

The Company currently generates three sources of revenue:

	Three Months Ended March 31,
	2026	2025

Logistic service income	$333,836	$288,770
Warehousing service income	419,012	286,944
Financial consulting income	50,894	65,309
	$803,742	$641,023

All of our revenues are derived in Hong Kong.

Revenues from logistic solution services to the customers, in which such local transportation, delivery and packaging services at the time the customers require packed products to be shipped by the Company to domestic destinations designed by the customers. The Company’s performance obligation has been satisfied when the products were delivered to the designated recipient and confirmed the completion with customer. Generally, the Company will reconcile the delivery order with customer monthly and recognized revenue after completion of monthly reconciliation. The Company will issue invoices to customers at each month end and usually provide the receivable in a credit term of 30 days.

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

The Company also provides financial consulting services to the customers and generally invoices customers when the performance obligation is satisfied. The duration of the service period is short, usually within 3 months. Transaction prices of financial consulting services to be rendered are typically based on contracted rates. The Company earns the fee arising from the facilitation of the placement of financing solutions with different credit institutions, which is recognized at a point in time when the service is completed and delivered to the customer. The Company recognized revenue when the Company issued invoices to customers after the performance obligation satisfied.

Revenues of $803,742 for the three months ended March 31, 2026, increased by $162,719 or 25% from $641,023 in the same period of 2025, which was mainly due to the increase in number of customers in rendering warehousing services. Revenues of $641,023 for the three months ended March 31, 2025 consisted mainly logistics and warehousing services,

For the three months ended March 31, 2026 and 2025, the individual customer who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at period-end dates, are presented as follows:

	Three months ended March 31, 2026		March 31, 2026
Major Customer	Revenues	Percentage of revenues	Accounts receivable
Kwai Bon Transportation Limited	$426,377	53.05%	$192,826
Lei Tat Trading (International) Limited	167,561	20.85%	3,949
Pro King International Warehouse Limited	134,398	16.72%	–
Total:	$728,336	90.62%	$196,775

	Three months ended March 31, 2025		March 31, 2025
Major Customer	Revenues	Percentage of revenues	Accounts receivable
Kwai Bon Transportation Limited	$193,329	30.16%	$–
Lei Tat Trading (International) Limited	161,957	25.27%	–
Pro King International Warehouse Limited	134,964	21.05%	44,993
Furniture Station Limited	76,545	11.94%	24,138
Total:	$566,795	88.42%	$69,131

These customers are located in Hong Kong.

Cost of Revenues

Cost of revenues of $330,676 for the three months ended March 31, 2026, consisted primarily of the direct wages, telemarketing service charges, depreciation and amortization of right-of-use assets. Cost of revenues increased by $11,672, as compared to $319,004 in the same period of 2025, which was mainly due to the increase in depreciation and amortization of right-of-use assets. Cost of revenues of $319,004 for the three months ended March 31, 2025 consisted primarily of the direct wages for logistic service and depreciation and amortization of right-of-use assets.

For the three months ended March 31, 2026 and 2025, the individual vendor who accounted for 10% or more of the Company’s direct operating cost and its outstanding payable balances at period-end dates, are presented as follows:

	Three months ended March 31, 2026		March 31, 2026
Vendor	Cost of revenues	Percentage of cost of revenues	Expenses payable
Ching Fung E-Commerce Logistics Limited	$116,289	58.44%	$42,918
Chun Hing Logistics	52,093	26.18%	19,491
Chan Chun Yuen	24,845	12.49%	–
Total:	$193,227	97.11%	$62,409

	Three months ended March 31, 2025		March 31, 2025
Vendor	Cost of revenues	Percentage of cost of revenues	Expenses payable
Ten Month Limited	$82,862	25.98%	$35,548
Giant Winner Limited	44,259	13.87%	–
Total:	$127,121	39.85%	$35,548

These vendors are located in Hong Kong.

Gross Profit

We achieved a gross profit of $473,066 and $322,019 for the three months ended March 31, 2026 and 2025, respectively. The increase in gross profit is attributable to an increase in new business in rendering warehousing services.

Operating Expenses:

General and Administrative Expenses (“G&A”): General and administrative expenses of $353,100 and $259,779 for the three months ended March 31, 2026, and 2025, respectively. These expenses primarily include payroll, office operating costs, as well as professional fees.

Income Tax Expense

We incurred income tax expense of $7,552 and $8,423 during the three months ended March 31, 2026 and 2025, respectively.

Liquidity and Capital Resources

Working Capital

As of March 31, 2026, we had cash and cash equivalents of $727,304, prepaid expenses and other current assets of $69,318 and accounts receivable, net of $249,540.

As of December 31, 2025, we had cash and cash equivalents of $762,322, prepaid expenses and other current assets of $19,311 and accounts receivable, net of $479,271.

As of March 31, 2026 and December 31, 2025, we had working capital deficit of $3,608,291 and $4,174,745, respectively.

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

Cash Flows

The following summarizes the key component of our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$374,329	$176,329
Net cash provided by (used in) investing activities	$18,180	$(231,570)
Net cash (used in) provided financing activities	$(421,914)	$99,148

Net Cash Provided by Operating Activities

For the three months ended December 31, 2026, net cash provided by operating activities was $374,329, which consisted primarily of net income of $77,609, adjusted for non-cash items of depreciation of property and equipment of $68,172, amortization of right-of-use assets of $40,060, imputed interest expenses on operating lease liabilities of $23,895, non-cash interest on earn-out payable of $40,013 and gain on disposal of property and equipment of $5,166, together with a decrease in accounts receivable of $229,731, an increase in accrued liabilities and other payables of $22,210 and an increase in income tax payable of $7,552, offset by a decrease in prepaid expenses and other current assets of $50,007, a decrease in accounts payable of $25,092 and a decrease in operating lease liabilities of $54,648.

For the three months ended March 31, 2025, net cash provided by operating activities was $176,329, which consisted primarily of net income of $6,977, adjusted for non-cash items of depreciation of property and equipment of $41,101, amortization of right-of-use assets of $29,926, non-cash interest on earn-out payable of $47,115 and imputed interest expenses on operating lease liabilities of $19,292, together with a decrease in prepaid expenses and other current assets of $12,879, an increase in accrued liabilities and other payables of $66,598, an increase in contract liabilities of $27,638 and an increase in income tax payable of $8,423, offset by an increase of accounts receivable of $16,928, a decrease of accounts payable of $23,503 and a decrease of operating lease liabilities of $43,189.

Net Cash Provided By (Used In) Investing Activities

For the three months ended March 31, 2026, net cash provided by investing activities of $18,180 which consisted primarily of $19,200 for proceeds from disposal of property and equipment, offset by $1,020 for purchase of property and equipment during the period.

For the three months ended March 31, 2025, net cash used in investing activities of $231,570 which consisted primarily of $2,761 for purchase of property and equipment and $288,809 for capital expenditure incurred during the period.

Net Cash (Used In) Provided by Financing Activities

For the three months ended March 31, 2026, net cash used in financing activities of $421,914, which consisted primarily of $790,568 repayment to our director and $43,456 repayment to our shareholder, offset by $350,000 proceeds from private placements, $34,933 advance from our shareholder and $27,177 advance from our director.

For the three months ended March 31, 2025, net cash provided by financing activities of $99,148 which consisted primarily of $67,099 advance from our shareholder and $32,049 advance from our director.

Material Cash Requirements

As of March 31, 2026, we had an accumulated deficit of $5,648,281. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

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

As of March 31, 2026 and December 31, 2025, pursuant to the terms and calculations of the earnout provision, management has determined the final earnout of $2.5 million and $2.5 million, respectively, being vested pursuant to the agreement. As of March 31, 2026, the $2 million earnout amount has not been paid to these shareholders and recognized as “earn-out payable” on the unaudited condensed consolidated balance sheets.

Except as noted above, we had no other contractual obligations and material commercial commitments as of March 31, 2026.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not changed since December 31, 2025. For a detailed description of the critical accounting policies and estimates of the Company, please refer to “Critical Accounting Policies and Estimates” included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report on Form 10-K.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were effective as of March 31, 2026.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the period ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the period ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

MARVION INC.

Date: May 14, 2026	By:	/s/ Chan Sze Yu
Name: Chan Sze Yu
Title: Chief Executive Officer and Chief Financial Officer

