Form 10-Q
period 2026-06-30
Marvion Inc.
filed 2026-08-14
CIK 1439264

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 3, 2026, the Company had outstanding 390,024,555 shares of common stock.

1

MARVION INC.

QUARTERLY REPORT

FOR THE QUARTER ENDED JUNE 30, 2026

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

References in this form 10-Q to the “Company,” “MVNC,” “we,” “us” and “our” refer to Marvion Inc., a Nevada company and all of its subsidiaries on a consolidated basis. Where reference to a specific entity is required, the name of such specific entity will be referenced.

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

Marvion Inc. is authorized under Nevada law to provide or receive funding from its subsidiaries through loans or capital contributions, subject to applicable registration, approval, and filing requirements. Similarly, our subsidiaries in Hong Kong and the British Virgin Islands, including United Warehouse Management Corp., KSK Logistics Limited, United Warehouse Management Limited, and Propose Enterprise Limited, are permitted under local law to provide and receive funding to and from Marvion Inc., including through dividend distributions, without restrictions on the amount of funds. As of the date of this report, there have been no dividends or distributions from the subsidiaries to the holding company.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MARVION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	June 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$669,547	$762,322
Accounts receivable, net	300,772	479,271
Prepaid expenses and other current assets	63,639	19,311
Total current assets	1,033,958	1,260,904

Non-current assets:
Property and equipment, net	2,794,063	2,965,233
Right-of-use assets, net	1,517,904	1,609,832
Total non-current assets	4,311,967	4,575,065

TOTAL ASSETS	$5,345,925	$5,835,969

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$114,146	$102,917
Accrued liabilities and other payables	509,306	582,767
Amount due to director	715,351	1,599,217
Amount due to shareholder	912,430	1,012,225
Promissory notes payable	16	16
Earn-out payable	2,500,000	2,000,000
Lease liabilities	126,438	125,624
Income tax payable	49,002	12,883
Total current liabilities	4,926,689	5,435,649

Non-current liabilities:
Lease liabilities	1,541,546	1,616,932
Earn-out payable	2,291,590	2,710,975
Total non-current liabilities	3,833,136	4,327,907

TOTAL LIABILITIES	8,759,825	9,763,556

Commitments and contingencies (Note 17)	–	–

Shareholders’ deficit:
Preferred stock, par value $0.0001, 30,000,000,000 shares authorized, 18,999,999 and 18,999,999 shares undesignated as of June 30, 2026 and December 31, 2025, respectively	–	–
Preferred stock, Series A, par value $0.0001, 10,000,000 shares designated, 10,000,000 and 10,000,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1,000	1,000
Preferred stock, Series B, par value $0.0001, 1,000,000 shares designated, 366,346 and 366,346 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	37	37
Preferred stock, Series C, par value $0.001, 1 share designated, 1 and 1 share issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	1
Common stock, par value $0.0001, 270,000,000,000 shares authorized, 390,024,555 and 362,844,342 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	39,003	36,285
Shares to be issued, par value $0.0001, 0 and 15,816,576 shares to be issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	–	1,582
Additional paid-in capital	2,114,050	1,765,186
Accumulated other comprehensive loss	(16,992)	(5,788)
Accumulated losses	(5,550,999)	(5,725,890)
Total shareholders’ deficit	(3,413,900)	(3,927,587)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$5,345,925	$5,835,969

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Revenues, net	$1,053,429	$889,768	$1,857,171	$1,530,791
Cost of revenues	(508,617)	(583,878)	(839,293)	(902,882)
Gross profit	544,812	305,890	1,017,878	627,909

Operating expenses:
General and administrative expenses	(378,254)	(282,700)	(731,354)	(542,479)
Total operating expenses	(378,254)	(282,700)	(731,354)	(542,479)
Income from operations	166,558	23,190	286,524	85,430

Other (expense) income:
Interest income	40	199	82	474
Interest expense	(40,602)	(76,873)	(80,615)	(123,988)
(Loss) gain on disposal of property and equipment	(15)	–	5,151	–
Gain on debt extinguishment	–	170,000	–	170,000
Total other (expenses) incomes, net	(40,577)	93,326	(75,382)	46,486
Income before income taxes	125,981	116,516	211,142	131,916
Income tax expense	(28,699)	(8,715)	(36,251)	(17,138)
Net income	97,282	107,801	174,891	114,778

Other comprehensive income:
Foreign currency adjustment loss	(463)	(3,121)	(11,204)	(3,473)
Comprehensive income	$96,819	$104,680	$163,687	$111,305

Net income per share:
Basic (1)	$0.00	$0.00	$0.00	$0.00
Diluted (1)	$0.00	$0.00	$0.00	$0.00

Weighted average common shares outstanding:
Basic	390,024,555	340,389,151	386,202,488	328,233,780
Diluted	390,024,555	340,389,151	386,202,488	328,233,780

(1)	Less than $0.01

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred Stock						Common stock		Common stock			Accumulated
	Series A		Series B		Series C				to be issued		Additional	other		Total
	No. of		No. of		No. of		No. of		No. of		paid-in	comprehensive	Accumulated	shareholders’
	shares	Amount	shares	Amount	shares	Amount	shares	Amount	shares	Amount	capital	income (loss)	deficit	deficit
Balance as of January 1, 2026	10,000,000	$1,000	366,346	$37	1	$1	362,844,342	$36,285	15,816,576	$1,582	$1,765,186	$(5,788)	$(5,725,890)	$(3,927,587)

Issuance of common stock in private placements	–	–	–	–	–	–	11,363,637	1,136	–	–	348,864	–	–	350,000
Common stock issued for settlement of construction payable	–	–	–	–	–	–	15,816,576	1,582	(15,816,576)	(1,582)	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	–	–	(10,741)	–	(10,741)
Net income for the period	–	–	–	–	–	–	–	–	–	–	–	–	77,609	77,609

Balance as of March 31, 2026	10,000,000	$1,000	366,346	$37	1	$1	390,024,555	$39,003	–	$–	$2,114,050	$(16,529)	$(5,648,281)	$(3,510,719)

Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	–	–	(463)	–	(463)
Net income for the period	–	–	–	–	–	–	–	–	–	–	–	–	97,282	97,282

Balance as of June 30, 2026	10,000,000	$1,000	366,346	$37	1	$1	390,024,555	$39,003	–	$–	$2,114,050	$(16,992)	$(5,550,999)	$(3,413,900)

(continued)

	Preferred Stock						Common stock			Accumulated
	Series A		Series B		Series C				Additional	other		Total
	No. of		No. of		No. of		No. of		paid-in	comprehensive	Accumulated	shareholders’
	shares	Amount	shares	Amount	shares	Amount	shares	Amount	capital	income (loss)	deficit	deficit
Balance as of January 1, 2025	10,000,000	$1,000	366,346	$37	1	$1	308,958,835	$30,897	$–	$(2,033)	$(6,070,973)	$(6,041,071)

Shares issued for settlement of accrued consultancy fees	–	–	–	–	–	–	31,430,316	3,143	562,603	–	–	565,746
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	(352)	–	(352)
Net income for the period	–	–	–	–	–	–	–	–	–	–	6,977	6,977

Balance as of March 31, 2025	10,000,000	$1,000	366,346	$37	1	$1	340,389,151	$34,040	$562,603	$(2,385)	$(6,063,996)	$(5,468,700)

Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	(3,121)	–	(3,121)
Net income for the period	–	–	–	–	–	–	–	–	–	–	107,801	107,801

Balance as of June 30, 2025	10,000,000	$1,000	366,346	$37	1	$1	340,389,151	$34,040	$562,603	$(5,506)	$(5,956,195)	$(5,364,020)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVION INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Six months ended June 30,
	2026	2025

Cash flows from operating activities
Net income	$174,891	$114,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	136,038	98,886
Amortization of right-of use assets	79,898	59,758
Imputed interest expenses on operating lease liabilities	47,226	38,179
Non-cash interest on earn-out payable	80,615	118,942
Gain on disposal of property and equipment	(5,151)	–
Gain on debt extinguishment	–	(170,000)

Change in operating assets and liabilities:
Accounts receivable	178,499	(176,753)
Prepaid expenses and other current assets	(44,328)	8,208
Accounts payable	11,229	35,828
Accrued liabilities and other payables	(73,461)	64,621
Operating lease liabilities	(109,295)	(86,377)
Income tax payable	36,251	16,824
Net cash provided by operating activities	512,412	122,894

Cash flows from investing activities
Purchases of property and equipment	(1,020)	(669,849)
Proceeds from disposal of property and equipment	19,200	–
Net cash provided by (used in) investing activities	18,180	(669,849)

Cash flows from financing activities
Proceeds from private placements	350,000	–
Advance from director	64,204	420,228
Advance from shareholder	142,157	163,026
Repayment to director	(936,756)	(84,788)
Repayment to shareholder	(237,111)	(32,995)
Net cash (used in) provided by financing activities	(617,506)	465,471

Effect of exchange rate on cash and cash equivalents	(5,861)	23,779
Net change in cash and cash equivalents	(92,775)	(57,705)
Cash and cash equivalents at beginning of the period	762,322	322,426
Cash and cash equivalents at end of the period	$669,547	$264,721

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

Non-cash investing and financing activities:
Shares issued to settle accrued consultancy fees	$–	$565,746

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

MARVION INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2026

1.          BASIS OF PRESENTATION

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the period ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 31, 2026.

2.          ORGANIZATION AND BUSINESS BACKGROUND

Marvion Inc. was incorporated in the State of Nevada on March 6, 2008..

Currently, the Company, through its subsidiaries, is principally engaged in the logistic services, warehousing service and financial consulting services in Hong Kong.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/paid up share capital	Effective interest held

United Warehouse Management Corp. (“UWMC”)	British Virgin Islands	Investment holding	50,000 ordinary shares at par value of US$1 each	100%

KSK Logistics Limited (“KSK”)	Hong Kong	Provision of logistic services	1 ordinary share for HK$1	100%

Propose Enterprise Limited (“PEL”)	Hong Kong	Provision of financing services	100 ordinary shares for HK$100	100%

United Warehouse Management Limited (“UWML”)	Hong Kong	Provision of supply chain management services	10,000 ordinary shares for HK$10,000	100%

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

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash in readily available checking and saving accounts. Cash and cash equivalents consist of highly liquid investments that are readily convertible to cash and that mature within three months or less from the date of purchase. The carrying amounts approximate fair value due to the short maturities of these instruments. The Company maintains its bank accounts in Hong Kong.

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

As of June 30, 2026 and December 31, 2025, no allowance for expected credit losses is recorded as the Company considers all of the outstanding accounts receivable fully collectible in the foreseeable future. The Company has not experienced any significant bad debt or write-offs of accounts receivable in the past.

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

Impairment of Long-lived Assets

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There was no impairment of long-lived assets identified for the three and six months ended June 30, 2026 and 2025.

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

The Company focuses on the provision of logistic and warehousing services to the customers through the storage of merchandizes in its warehouse facilities, as well as packaging and delivery and transportation services from its warehouse to domestic destinations designated by the customers.

Logistic services

Revenues from logistic solution services and procurement of material and supplies to the customers, in which such local transportation, delivery and packaging services are recognized at the time the merchandise is packed and shipped by the Company to domestic destinations designed by the customers. Generally, the Company bills the invoices monthly and collects the receivable in a credit term of 30 days.

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

In addition, the Company generates revenues from the usage of warehouse facilities. This service revenue is recognized when the Company issued invoices to customers after the performance obligation satisfied. Generally, the Company bills the invoices monthly and collects the receivable in a credit term of 30 days.

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

The following is a disaggregation of the Company’s revenue by major types for the respective periods:

		Three Months Ended June 30,		Six Months Ended June 30,
Types of segments/revenue sources	Time of recognition	2026	2025	2026	2025

Supply chain segment:
Logistic service income	Point-in-time	$474,386	$461,342	$893,398	$750,112
Warehousing service income	Over time	354,538	381,696	688,374	668,640
Procurement income	Point-in-time	173,257	–	173,257	–
		1,002,181	843,038	1,755,029	1,418,752

Financial segment:
Financial consulting income	Point-in-time	51,248	46,730	102,142	112,039
Total revenues		$1,053,429	$889,768	$1,857,171	$1,530,791

Cost of revenues

Cost of revenues primarily consists of the direct wages, telemarketing service charges, depreciation, amortization of right-of-use assets and purchase costs of merchandizes.

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

For the three and six months ended June 30, 2026 and 2025, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2026 and December 31, 2025, the Company did not have any significant unrecognized uncertain tax positions.

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

Based on the management’s assessment, the Company determined that it has two reportable business segments, as defined by ASC 280, as follows:

–	Supply chain segment	Provision of supply chain management services, covering procurement, logistics, warehousing and inventory sourcing
–	Financial segment	Provision of financial consulting service

For the three and six months ended June 30, 2026 and 2025, all of the Company’s revenue and assets are generated and located in Hong Kong.

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 for the three and six months ended June 30, 2026 and 2025.

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

Translation of amounts from HKD into US$1 has been made at the following exchange rates for the six months ended June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
Period-end HKD:US$ exchange rate	0.1275	0.1274
Average HKD:US$ exchange rate	0.1280	0.1283

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

In December 2025, the FASB issued Accounting Standards Update (“ASU”) No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This update clarifies the applicability, form and content, and interim disclosure requirements in ASC Topic 270 and enhances navigability of the interim reporting guidance. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and after December 15, 2028, for entities other than public business entities. Early adoption is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

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

In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. The ASU requires PIK dividends on equity-classified preferred stock to be initially measured based on the stated PIK dividend rate in the preferred stock agreement. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). This standard provides guidance on the accounting for environmental credits (such as renewable energy credits, carbon credits) and related obligations. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods. The Company is currently evaluating the effect of this pronouncement on its disclosures.

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

The Company reported a working capital deficit of $3,892,731 and accumulated deficit of $5,550,999 as of June 30, 2026. The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its major shareholders, external borrowings and continuing to pursue fund-raising in the next twelve months. The Company is currently pursuing additional financing for its operations.

Pursuing business growth of supply chain segment through engaging with more vendors and customers to maximize the sales volume and margin, and continuous improvement in cost control over all segments.

Management believes these factors can alleviate the unfavorable conditions that the Company will be able to meet its obligations to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

5.       BUSINESS SEGMENT

During the three and six months ended June 30, 2026, the Company managed and operated its business into two reportable business segments:

–	Supply chain segment	Provision of supply chain management services, covering procurement, logistics, warehousing and inventory sourcing
–	Financial segment	Provision of financial consulting service

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

Summarized below is the information about the Company’s operating results by reporting segments for the periods:

	Three Months ended June 30,
	Supply chain segment		Financial segment		Corporate		Consolidated
	2026	2025	2026	2025	2026	2025	2026	2025

Revenues, net	$1,002,181	$843,038	$51,248	$46,730	$–	$–	$1,053,429	$889,768
Cost of revenues	(497,209)	(576,468)	(11,408)	(7,410)	–	–	(508,617)	(583,878)
Gross profit	504,972	266,570	39,840	39,320	–	–	544,812	305,890
Operating expenses
Depreciation	(525)	(3,622)	–	–	–	–	(525)	(3,622)
Salaries and wages	(202,266)	(77,486)	(21,396)	(25,305)	–	–	(223,662)	(102,791)
Professional fees	–	–	–	–	(15,000)	(32,041)	(15,000)	(32,041)
Other general and administrative	(97,041)	(93,794)	(8,168)	(7,310)	(33,858)	(43,142)	(139,067)	(144,246)
Operating income	205,140	91,668	10,276	6,705	(48,858)	(75,183)	166,558	23,190
Total other incomes (expenses), net	25	118	–	35	(40,602)	93,173	(40,577)	93,326
Income tax expense	(27,805)	(10,916)	(894)	2,201	–	–	(28,699)	(8,715)
Segment profit (loss)	$177,360	$80,870	$9,382	$8,941	$(89,460)	$17,990	$97,282	$107,801

	Six Months ended June 30,
	Supply chain segment		Financial segment		Corporate		Consolidated
	2026	2025	2026	2025	2026	2025	2026	2025

Revenues, net	$1,755,029	$1,418,752	$102,142	$112,039	$–	$–	$1,857,171	$1,530,791
Cost of revenues	(822,125)	(873,621)	(17,168)	(29,261)	–	–	(839,293)	(902,882)
Gross profit	932,904	545,131	84,974	82,778	–	–	1,017,878	627,909
Operating expenses
Depreciation	(965)	(7,087)	–	–	–	–	(965)	(7,087)
Salaries and wages	(411,043)	(97,216)	(38,804)	(44,588)	–	–	(449,847)	(141,804)
Professional fees	–	–	–	–	(30,000)	(80,252)	(30,000)	(80,252)
Other general and administrative	(166,303)	(217,050)	(17,040)	(12,366)	(67,199)	(83,920)	(250,542)	(313,336)
Operating income	354,593	223,778	29,130	25,824	(97,199)	(164,172)	286,524	85,430
Total other incomes (expenses), net	5,233	371	–	57	(80,615)	46,058	(75,382)	46,486
Income tax expense	(35,357)	(19,339)	(894)	2,201	–	–	(36,251)	(17,138)
Segment profit (loss)	$324,469	$204,810	$28,236	$28,082	$(177,814)	$(118,114)	$174,891	$114,778

	Supply chain segment		Financial segment		Corporate		Consolidated
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025

Property and equipment	$2,794,063	$2,965,233	$–	$–	$–	$–	$2,794,063	$2,965,233
Total Assets	$4,896,321	$5,734,390	$75,066	$99,228	$374,538	$2,351	$5,345,925	$5,835,969

6.       ACCOUNTS RECEIVABLE, NET

	June 30, 2026	December 31, 2025

Accounts receivable – third parties	$300,772	$479,271
Less: allowance for expected credit losses	–	–
Accounts receivable, net	$300,772	$479,271

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

No allowance for expected credit losses was recognized for the three and six months ended June 30, 2026 and 2025.

7.       PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	June 30, 2026	December 31, 2025
At cost:
Warehouse facilities	$3,238,218	$3,262,759
Equipment	6,284	5,304
Motor vehicle	–	39,011
	3,244,502	3,307,074
Less: accumulated depreciation	(450,439)	(341,841)
	$2,794,063	2,965,233

During the six months ended June 30, 2026, the Company sold a motor vehicle with its cost of $38,902 and accumulated depreciation of $24,853, for the proceeds of $19,200, resulting in a gain on disposal of property and equipment of $5,151.

Depreciation expense for the three months ended June 30, 2026 and 2025 were $67,866 and $57,785, respectively.

Depreciation expense for the six months ended June 30, 2026 and 2025 were $136,038 and $98,886, respectively.

8.       LEASES

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Generally, the implicit rate of interest (“discount rate”) in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

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

Supplemental unaudited condensed balance sheet information related to operating leases was as follows:

	As of
	June 30, 2026	December 31, 2025
Operating leases:
Right-of-use assets, net	$1,517,904	$1,609,832

Lease liabilities:
Current lease liabilities	$126,438	$125,624
Non-current lease liabilities	1,541,546	1,616,932

Total lease liabilities	$1,667,984	$1,742,556

Operating lease expense for the three months ended June 30, 2026 and 2025 was $39,838 and $29,832, respectively.

Operating lease expense for the six months ended June 30, 2026 and 2025 was $79,898 and $59,758, respectively.

Other supplemental information about the Company’s operating leases as of:

	June 30, 2026	December 31, 2025
Weighted average discount rate	5.54%	5.54%
Weighted average remaining lease term (years)	10.00	10.47

Operating lease commitments:

The following table summarizes the future minimum lease payments due under the Company’s operating leases in the next five years:

Year ending June 30,
2027	$218,234
2028	218,234
2029	223,357
2030	209,013
2031	207,476
Thereafter	1,109,554
Total minimum finance lease liabilities payment	2,185,868
Less: imputed interest	(517,884)

Future minimum lease liabilities	$1,667,984

9.       AMOUNT DUE TO DIRECTOR

As of June 30, 2026 and December 31, 2025, the amount represented temporary advances made by a director, Mr. Chan to the Company for capital expenditure and working capital purpose, which was unsecured, interest-free and repayable on demand. The balance was $715,351 and $1,599,217 as of June 30, 2026 and December 31, 2025, respectively.

10.       AMOUNT DUE TO SHAREHOLDER

As of June 30, 2026 and December 31, 2025, the amount represented temporary advances made by a shareholder, Mr. Young to the Company for capital expenditure and working capital purpose, which was unsecured, interest-free and repayable on demand. The balance was $912,430 and $1,012,225 as of June 30, 2026 and December 31, 2025, respectively.

11.        EARN-OUT PAYABLE

The Company entered into certain promissory notes with its shareholders in connection with the Share Exchange Agreement (“SEA”) and agreed to make the contingent earnout payments in the aggregate amount of $5.5 million (collectively, the “Earn Out Payments”) upon UWMC’s achievement of certain operating net income performance milestones during each six months period ending June 30 and December 31 (each, a “Performance Period”) for a total of nine Performance Periods ending December 31, 2028. These contingent earnout payments become vested upon the satisfaction of specific performance criteria, which is determined by the aggregate of net earnings of its operating subsidiaries, excluding the expenses incurred by the headquarter during the respective Performance Period. The Company has the option to pay any earnout amount in cash or in shares of common stock of the Company. The Earn Out Payments will be payable in the form of interest free promissory notes and shared equally among Chan Sze Yu, Fong Hiu Ching and Young Chi Kin Eric, who are also shareholders of UWMC. The share exchange transaction contemplated by the SEA was consummated on September 12, 2024. Subsequent to the closing of the SEA, Chan Sze Yu, Fong Hiu Ching and Young Chi Kin Eric became the Company’s shareholders.

The foregoing descriptions of the SEA and the Promissory Notes are qualified in their entirety by reference to the SEA and the Promissory Notes.

As of June 30, 2026, pursuant to the terms and calculations of the earnout provision, management has determined that the earnout payment of $3 million is vested, whereas the performance criteria for the Performance period ended June 30, 2026 was satisfied. The earnout amount of $3 million was recognized as earn-out payable in current liabilities. On December 1, 2025, the Company issued 14,992,504 shares of common stock to Chan Sze Yu, at $0.03335 per share to settle $500,000 earn-out payable. The share price of common stock was based upon the fifteen day average closing price of the Company’s common stock immediately preceding the date of the debt to equity conversion agreement. The debt to equity conversion agreement was approved by Board of Directors on December 1, 2025.

The earnout payments are classified as liability and were initially measured at fair value at the share exchange transaction date and will subsequently be discounted to current value at the end of each reporting period and recorded in the condensed consolidated statements of operations and comprehensive income. The estimated fair value of the total earnout liability was $4.8 million as of June 30, 2026.

The following table presents information about earn-out payable that was measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2026	(Level 1)	(Level 2)	(Level 3)
Earn-out payable – current	$2,500,000	$2,500,000	$–	$–
Earn-out payable – non-current	2,291,590	–	2,291,590	–
Total	$4,791,500	$2,500,000	$2,291,590	$–

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Earn-out payable – current	$2,000,000	$2,000,000	$–	$–
Earn-out payable – non-current	2,710,975	–	2,710,975	–
Total	$4,710,975	$2,000,000	$2,710,975	$–

The Company determined the fair value using the probability-weighted expected model with the following assumptions for the six months ended June 30, 2026:

Annual discount rate	5.88%
Weighted average expected life (months)	50
Probability-weighted expected payment (every 6 months upon achieve specific performance)	$500,000

The following summarizes the fair value table due under the Company’s earnout provision:

January 1, 2026	$4,710,975
Add: imputed interest	80,615
June 30, 2026	$4,791,590

The following table summarizes the contingent earnout payments due under the Company’s earnout provision:

For the Performance Period ending
December 31, 2024	$1,000,000
June 30, 2025	1,000,000
December 31, 2025	500,000
June 30, 2026	500,000
December 31, 2026	500,000
June 30, 2027	500,000
December 31, 2027	500,000
June 30, 2028	500,000
December 31, 2028	500,000
Total contingent earnout payment	5,500,000
Less: imputed interest	(208,409)
Less: earnout payable recognized during 2025	(2,500,000)
Less: earnout payable recognized during 2026	(500,000)
Promissory notes payable	$2,291,590

12.        SHAREHOLDERS’ DEFICIT

Preferred stock

As of June 30, 2026 and December 31, 2025, the Company’s preferred stocks have been designated, as follows:

No. of shares
Series A Preferred Stock	10,000,000
Series B Preferred Stock	1,000,000
Series C Preferred Stock	1

As of June 30, 2026 and December 31, 2025, the Company’s authorized shares were 30,000,000,000 shares of preferred stock, with a par value of $0.0001 per share.

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

As of June 30, 2026 and December 31, 2025, the Company had 10,000,000 and 10,000,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of June 30, 2026 and December 31, 2025, the Company had 366,346 and 366,346 shares of Series B Preferred Stock issued and outstanding, respectively.

As of June 30, 2026 and December 31, 2025, the Company had 1 and 1 share of Series C Preferred Stock issued and outstanding, respectively.

Common stock

As of June 30, 2026 and December 31, 2025, the Company’s authorized shares were 270,000,000,000 shares of common stock, with a par value of $0.0001.

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

On January 2, 2026, the Company entered into Stock Purchase Agreements with each of Kwok Ho Luen (“Kwok”) and Chan So Yin (“Chan”) pursuant to which each of Kwok and Chan agreed to purchase $150,000 and $200,000 worth of the Company’s Common Stock, respectively, at a per share price of $0.0308, which is the five-day average closing price on and before December 30, 2025. As a result, the Company issued 4,870,130 and 6,493,506 shares of common stock to Kwok and Chan on February 9, 2026, respectively.

As of June 30, 2026 and December 31, 2025, the Company had 390,024,555 and 362,844,342 shares of common stock issued and outstanding, respectively.

As of June 30, 2026 and December 31, 2025, the Company had 0 and 15,816,576 shares of common stock to be issued, respectively.

13.        NET INCOME PER SHARE

The calculation of the basic and diluted net income per share attributable to common stockholders of the Company is based on the following data (in dollars, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to common stockholders	$97,282	$107,801	$174,891	$114,778

Weighted average common shares outstanding – Basic and diluted	390,024,555	340,389,151	386,202,488	328,233,780

Net income per share – Basic and diluted #	$0.00	$0.00	$0.00	$0.00

#	For net income per share during the three and six months ended June 30, 2026 and 2025, basic and diluted net income per share was less than $0.01.

14.        INCOME TAX

The provision for income taxes consisted of the following:

	Six Months ended June 30,
	2026	2025

Current:
- Local (US tax regime)	$–	$–
- Foreign	36,251	17,138

Deferred:
- Local	–	–
- Foreign	–	–

Income tax expense	$36,251	$17,138

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company mainly operates in Hong Kong that are subject to taxes in the jurisdictions in which it operates, as follows:

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

The reconciliation of income tax computed by applying U.S. federal income tax rate of 21% to the actual income tax expense at the Company’s effective rate is as follows:

	Six Months ended June 30,
	2026		2025
	Amount	Percent	Amount	Percent
Computed “expected” tax expense	$44,340	21.0%	$27,702	21.0%
Effect of differential tax rate – foreign subsidiaries (Note i)	(17,503)	(8.3)%	(11,251)	(8.5)%
Tax credits:
Income not subject to taxes	–	0.0%	–	0.0%
Expenses not subject to tax deduction	37,341	17.7%	24,804	18.8%
Changes in unrecognized tax benefits	(27,927)	(13.2)%	(24,117)	(18.3)%
Income tax expense	$36,251	17.2%	$17,138	13.0%

Note :

(i)	Represents the foreign income tax rate differential when compared to U.S. statutory income tax rate for the six months ended June 30, 2026 and 2025.

The following table sets forth the significant components of the deferred tax assets of the Company as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025

Deferred tax assets:
NOL – US tax regime	$90,640	$897
NOL – British Virgin Islands regime	–	–
NOL – Hong Kong tax regime	–	5,524
	90,640	6,421
Less: valuation allowance	(90,640)	(6,421)
Deferred tax assets, net	$–	$–

As of June 30, 2026, the Company had US net operating loss (“NOL”) carryforwards of approximately $90,640, which are available to offset future taxable income. These NOL carryforwards expire in varying amounts beginning in 2026 through 2045. The Company has recorded a full valuation allowance against its deferred tax assets, as management has determined that it is more likely than not that the tax benefits associated with these deferred tax assets will not be realized.

As of June 30, 2026, the Company had no cumulative net operating losses under Hong Kong tax regime, which can be carried forward to offset future taxable income at no expiry.

The following table summarizes the changes in the valuation allowance for deferred tax assets:

Balance, December 31, 2025	$6,421
Addition during the period	84,219
Balance, June 30, 2026	$90,640

Valuation allowances

Deferred taxes as of June 30, 2026 were reduced by a valuation allowance relating to net operating losses. In assessing the likelihood of realizing deferred tax assets, management considers factors such as prior earnings history, expected future earnings and the reversal of existing taxable temporary differences. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Deferred taxes are determined by utilizing the asset and liability method based on the estimated future tax effects of differences between the financial accounting and tax bases of assets and liabilities under the applicable tax laws. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the determination of the appropriate valuation allowances, the Company has considered the most recent projections of future business results and taxable income by jurisdiction. Actual results may vary in comparison to current projections. After consideration of the evidence described above, management believes it is more likely than not that deferred tax assets will not be realized.

As of June 30, 2026 and December 31, 2025, the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to income taxes would be classified as a component of the provision for income taxes in the unaudited condensed consolidated statements of operations. The Company does not expect any significant change in its uncertain tax positions in the next twelve months.

15.       RELATED PARTY TRANSACTIONS

From time to time, the directors of the Company advanced funds to the Company for capital expenditures and working capital purpose. Those temporary advances are unsecured, non-interest bearing and have no fixed terms of repayment.

Nature of relationships with related parties

Name of related party	Relationship with the Company
Chan Sze Yu	Director of the Company
Young Chi Kin Eric	Individual shareholder
Fong Hiu Ching	Director of KSK
KSK Asia (Hong Kong) Limited	Held by director of the Company

Related party balances consisted of the following:

		As of
Name	Nature	June 30, 2026	December 31, 2025

Chan Sze Yu	Amount due to director	$715,351	$1,599,217
Young Chi Kin Eric	Amount due to shareholder	912,430	1,012,225
		$1,627,781	$2,611,442

As at June 30, 2026 and December 31, 2025, these amounts due to director and shareholder represented the cash advances from these related parties to the Company for working capital purposes. These balances due are unsecured, interest free and repayable on demand.

Related party transactions consisted of the following:

In the ordinary course of business, during the periods presented, the Company has conducted certain transactions with related party, either at cost or current market price and under the normal commercial terms. The following table provides the transactions with these parties for the periods presented (for the portion of such period that they were considered related):

For the three months ended June 30, 2026 and 2025, the Company incurred and paid delivery service expenses of $0 and $14,226 to a related company.

For the six months ended June 30, 2026 and 2025, the Company incurred and paid delivery service expenses of $0 and $18,082 to a related company.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

16.        RISK AND UNCERTAINTIES

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three and six months ended June 30, 2026 and 2025, the individual customer who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at period-end date, are presented as follows:

	Three Months ended June 30,		June 30, 2026
Customer	2026	2025	Accounts receivable
Customer A	36.80%	60.40%	$181,860
Customer B	16.03%	18.15%	$3,360
Customer C	13.91%	13.67%	$57,173

	Six Months ended June 30,		June 30, 2026
Customer	2026	2025	Accounts receivable
Customer A	43.86%	47.73%	$181,860
Customer B	18.09%	21.13%	$3,360
Customer C	15.11%	16.76%	$57,173

These customers are located in Hong Kong.

(b)	Major vendors

For the three and six months ended June 30, 2026 and 2025, the individual vendor who accounted for 10% or more of the Company’s direct operating cost and its outstanding payable balances at period-end date, are presented as follows:

	Three Months ended June 30,		June 30, 2026
Vendor	2026	2025	Accounts payable
Vendor A	31.93%	–	59,534
Vendor B	27.46%	44.41%	27,710
Vendor C	11.49%	7.52%	–
Vendor D	–	22.29%	–

	Six Months ended June 30,		June 30, 2026
Vendor	2026	2025	Accounts payable
Vendor A	30.50%	29.85%	59,534
Vendor B	19.35%	–	27,710
Vendor C	14.03%	9.76%	–
Vendor D	–	23.55%	–

These vendors are located in Hong Kong.

(c)	Credit risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. Cash equivalents are maintained with high credit quality institutions in Hong Kong, the composition and maturities of which are regularly monitored by the management. The Hong Kong Deposit Protection Board pays compensation up to a limit of HK$800,000 (equal to $102,000) if the bank in Hong Kong with which an individual/a company hold its eligible deposit fails.

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

As of June 30, 2026 and December 31, 2025, pursuant to the terms and calculations of the earnout provision, management has determined the final earnout of $3 million and $2.5 million, respectively, being vested pursuant to the agreement. As of June 30, 2026, the $2.5 million earnout amount has not been paid to these shareholders and recognized as “earnout payable” on the unaudited condensed consolidated balance sheets.

Except as noted above, the Company had no other material commitments or contingencies as of June 30, 2026.

18.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2026, up through the date the Company issued the unaudited condensed consolidated financial statements.

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

As of June 30, 2026, pursuant to the terms and calculations of the earnout provision, Marvion’s management determined that the existing major shareholders of UWMC were entitled to receive aggregate Earn Out Payments of $3.0 million, of which $0.5 million were settled through the issuance of 14,992,504 shares of the Company’s common stock.

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

The Company, through its subsidiary UWMC, is principally engaged in the logistic services, warehousing service and financial consulting services in Hong Kong. UWMC’s businesses are operated through three subsidiaries organized in Hong Kong: KSK Logistic Limited (“KSK”), United Warehouse Management Limited (“UWML”) and Propose Enterprise Limited (“PEL”), which provide the following services:

•	KSK: Provides logistics services for last mile deliveries for retail and business customers with a focus on the cable and data equipment industry;
•	UWML: Provides warehousing and distribution services; and
•	PEL: Provides business advisory solutions to customers which may provide a lead to our logistic, warehousing services and procurement service for material and supplies.

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

Current Revenue Generating Operation.

BUSINESS SEGMENT INFORMATION

The following table summarizes revenue from contracts with customers, disaggregated by revenue source and the related segments, for the six months ended June 30, 2026 and 2025:

	Six Months ended March 31,
Types of segments/revenue sources	2026	2025

Supply chain segment:
Logistic services	$893,398	$750,112
Warehousing services	688,374	668,640
Procurement income	173,257	–
	1,755,029	1,418,752
Financial segment:
Financial consulting services	102,142	112,039

	$1,857,171	$1,530,791

The following table summarizes revenue from contracts with customers, disaggregated by revenue source and the related segments, for the three months ended June 30, 2026 and 2025:

	Three Months ended March 31,
Types of segments/revenue sources	2026	2025

Supply chain segment:
Logistic services	$474,386	$461,342
Warehousing services	354,538	381,696
Procurement income	173,257	–
	1,002,181	843,038
Financial segment:
Financial consulting services	51,248	46,730

	$1,053,429	$889,768

Future Plans.

Logistics

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

KSK plans to expand the size of its transportation team as opportunities permit to support this growth. It also intends to grow its corporate customer further develop its online e-commerce platform in partnership with 8M Limited to grow its corporate customer base.

Warehousing

UWML’s current cold storage and warehousing facilities are fully utilized by its existing customers. As business continues to expand, we expect to continue constructing additional warehouse facilities in different regions of Hong Kong. This strategy allows us to align warehouse capacity with anticipated customer demand while enabling more efficient and planned capital investments.

Procurement income

During the second quarter of 2026, PEL launched a new line of procurement service to support the sourcing and delivery of certain materials and supplies. In order to further strengthen and expand MVNC’s business development, PEL will explore more potential sourcing businesses in future.

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

We are also evaluating opportunities to provide cross-border furniture delivery services for e-commerce players in mainland China, enabling them to deliver products cost-effectively to customers in Hong Kong. We believe that with our extensive experience in local furniture logistics and delivery, KSK can generate higher-margin contracts for storage, delivery, and assembly as a one-stop service. We believe that leveraging existing e-commerce platforms will allow us to reduce customer acquisition costs while accessing Hong Kong’s projected 84% online shopper market (Statista, 2027 forecast).

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

Results of Operations.

Three Months Ended June 30, 2026, as compared to Three Months Ended June 30, 2025

The following table sets forth selected financial information from our statements of comprehensive income for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025

Revenues, net	$1,053,429	$889,768
Cost of revenues	(508,617)	(583,878)
Gross profit	544,812	305,890
Operating expenses:
General and administrative expenses	(378,254)	(282,700)
Total operating expenses	(378,254)	(282,700)
Income from operations	166,558	23,190
Interest income	40	199
Interest expense	(40,602)	(76,873)
Gain on disposal of property and equipment	(15)	–
Gain on debt extinguishment	–	170,000
Income before income taxes	125,981	116,516
Income tax expense	(28,699)	(8,715)
Net income	$97,282	$107,801

Revenues

The Company currently generates four sources of revenue:

	Three Months Ended June 30,
	2026	2025

Logistic service income	$474,386	$461,342
Warehousing service income	354,538	381,696
Procurement income	173,257	–
Financial consulting income	51,248	46,730
	$1,053,429	$889,768

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

In addition, the Company typically enters into purchase orders with its customers where the rights of the parties, including payment terms, are identified and sales prices to the customers are fixed with no separate sales rebate, discount, or other incentive and no right of return exists on sales of merchandise. The Company’s performance obligation is to deliver products according to contract specifications. The Company recognizes gross product revenue at a point in time when the control of products or services is transferred to customers.

Revenues of $1,053,429 for the three months ended June 30, 2026, increased by $163,661 or 18% from $889,768 in the same period of 2025, which was mainly due to new trading business started on April 2026. Revenues of $889,768 for the three months ended March 31, 2025 mainly consisted logistics and warehousing services.

For the three months ended June 30, 2026 and 2025, the individual customer who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at period-end dates, are presented as follows:

	Three months ended June 30, 2026		June 30, 2026
Major Customer	Revenues	Percentage of revenues	Accounts receivable
Kwai Bon Transportation Limited	$387,681	36.80%	$181,860
Lei Tat Trading (International) Limited	168,838	16.03%	3,360
Pro King International Warehouse Limited	146,579	13.91%	57,173
Total:	$703,098	66.74%	$242,393

	Three months ended June 30, 2025		June 30, 2025
Major Customer	Revenues	Percentage of revenues	Accounts receivable
Kwai Bon Transportation Limited	$537,390	60.40%	$330,520
Lei Tat Trading (International) Limited	161,453	18.15%	26,753
Pro King International Warehouse Limited	121,622	13.67%	89,176
Total:	$820,465	92.22%	$446,449

These customers are located in Hong Kong.

Cost of Revenues

Cost of revenues of $508,617 for the three months ended June 30, 2026, consisted primarily of the direct wages, telemarketing service charges, depreciation, amortization of right-of-use assets and delivery charges. Cost of revenues decreased by $75,261, as compared to $583,878 in the same period of 2025, which was mainly due to the decrease in direct operating costs in logistics services. Cost of revenues of $583,878 for the three months ended June 30, 2025, consisted primarily of the direct wages, telemarketing service charges, depreciation and amortization of right-of-use assets.

For the three months ended June 30, 2026 and 2025, the individual vendor who accounted for 10% or more of the Company’s direct operating cost and its outstanding payable balances at period-end dates, are presented as follows:

	Three months ended June 30, 2026		June 30, 2026
Vendor	Cost of revenues	Percentage of cost of revenues	Accounts payable
Mutual Trust Electrical Engineering Company	$162,395	31.93%	$59,534
Ching Fung E-Commerce Logistics Limited	139,659	27.46%	27,710
Giant Winner Limited	58,452	11.49%	–
Total:	$360,506	70.88%	$87,244

	Three months ended June 30, 2025		June 30, 2025
Vendor	Cost of revenues	Percentage of cost of revenues	Accounts payable
Ching Fung E-Commerce Logistics Limited	$258,427	44.41%	$71,453
Ten Month Limited	129,725	22.29%	42,979
Total:	$388,152	66.70%	$114,432

These vendors are located in Hong Kong.

Gross Profit

We achieved a gross profit of $544,812 and $305,890 for the three months ended June 30, 2026 and 2025, respectively. The increase in gross profit is attributable to an increase in rendering trading, logistics and warehousing services.

Operating Expenses:

General and Administrative Expenses (“G&A”): General and administrative expenses of $378,254 and $282,700 for the three months ended June 30, 2026, and 2025, respectively. These expenses primarily include payroll, office operating costs, as well as professional fees.

Income Tax Expense

We incurred income tax expense of $28,699 and $8,715 during the three months ended June 30, 2026 and 2025, respectively.

Six Months Ended June 30, 2026, as compared to Six Months Ended June 30, 2025

The following table sets forth selected financial information from our statements of comprehensive income for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025

Revenues, net	$1,857,171	$1,530,791
Cost of revenues	(839,293)	(902,882)
Gross profit	1,017,878	627,909
Operating expenses:
General and administrative expenses	(731,354)	(542,479)
Total operating expenses	(731,354)	(542,479)
Income from operations	286,524	85,430
Interest income	82	474,
Interest expense	(80,615)	(123,988)
Gain on disposal of property and equipment	5,151	–
Gain on debt extinguishment	–	170,000
Income before income taxes	211,142	131,916
Income tax expense	(36,251)	(17,138)
Net income	$174,891	$114,778

Revenues

The Company currently generates four types of revenue:

	Six Months Ended June 30,
	2026	2025

Logistic service income	$893,398	$750,112
Warehousing service income	688,374	668,640
Procurement income	173,257	–
Financial consulting income	102,142	112,039
	$1,857,171	$1,530,791

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

In addition, the Company typically enters into purchase orders with its customers where the rights of the parties, including payment terms, are identified and sales prices to the customers are fixed with no separate sales rebate, discount, or other incentive and no right of return exists on sales of merchandise. The Company’s performance obligation is to deliver products according to contract specifications. The Company recognizes gross product revenue at a point in time when the control of products or services is transferred to customers.

Revenues of $1,857,171 for the six months ended June 30, 2026, increased by $326,380 or 21% from $1,530,791 in the same period of 2025, which was mainly due to new trading business started on April 2026. Revenues of $1,530,791 for the six months ended June 30, 2025, consisted mainly logistics and warehousing services.

For the six months ended June 30, 2026 and 2025, the individual customer who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at period-end dates, are presented as follows:

	Six months ended June 30, 2026		June 30, 2026
Major Customer	Revenues	Percentage of revenues	Accounts receivable
Kwai Bon Transportation Limited	$814,596	43.86%	$181,860
Lei Tat Trading (International) Limited	335,934	18.09%	3,360
Pro King International Warehouse Limited	280,605	15.11%	57,173
Total:	$1,431,135	77.06%	$242,393

	Six months ended June 30, 2025		June 30, 2025
Major Customer	Revenues	Percentage of revenues	Accounts receivable
Kwai Bon Transportation Limited	$730,719	47.73%	$330,520
Lei Tat Trading (International) Limited	323,410	21.13%	26,753
Pro King International Warehouse Limited	256,586	16.76%	89,176
Total:	$1,310,715	85.62%	$446,449

These customers are located in Hong Kong.

Cost of Revenues

Cost of revenues of $839,293 for the six months ended June 30, 2026, consisted primarily of the direct wages, telemarketing service charges, depreciation, amortization of right-of-use assets and delivery charges. Cost of revenues decreased by $63,589, as compared to $902,882 in the same period of 2025, which was mainly due to the decrease in direct operating costs in logistics services. Cost of revenues of $902,882 for the six months ended June 30, 2025, consisted primarily of the direct wages, telemarketing service charges, depreciation and amortization of right-of-use assets.

For the six months ended June 30, 2026 and 2025, the individual vendor who accounted for 10% or more of the Company’s direct operating cost and its outstanding payable balances at period-end dates, are presented as follows:

	Six months ended June 30, 2026		June 30, 2026
Vendor	Cost of revenues	Percentage of cost of revenues	Accounts payable
Mutual Trust Electrical Engineering Company	$162,395	19.35%	$59,534
Ching Fung E-Commerce Logistics Limited	255,946	30.50%	27,710
Giant Winner Limited	117,749	14.03%	–
Total:	$536,090	63.88%	$87,244

	Six months ended June 30, 2025		June 30, 2025
Vendor	Cost of revenues	Percentage of cost of revenues	Accounts payable
Ching Fung E-Commerce Logistics Limited	$269,475	29.85%	$71,453
Ten Month Limited	212,587	23.55%	42,979
Total:	$482,062	53.40%	$114,432

These vendors are located in Hong Kong.

Gross Profit

We achieved a gross profit of $1,017,878 and $627,909 for the six months ended June 30, 2026 and 2025, respectively. The increase in gross profit is attributable to an increase in rendering trading, logistics and warehousing services.

Operating Expenses:

General and Administrative Expenses (“G&A”): General and administrative expenses of $731,354 and $542,479 for the six months ended June 30, 2026, and 2025, respectively. These expenses primarily include payroll, office operating costs, as well as professional fees.

Income Tax Expense

We incurred income tax expense of $28,699 and $17,138 during the six months ended June 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

Working Capital

As of June 30, 2026, we had cash and cash equivalents of $669,547, prepaid expenses and other current assets of $63,639 and accounts receivable, net of $300,772.

As of December 31, 2025, we had cash and cash equivalents of $762,322, prepaid expenses and other current assets of $19,311 and accounts receivable, net of $479,271.

As of June 30, 2026 and December 31, 2025, we had working capital deficit of $3,892,731 and $4,174,745, respectively.

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

Cash Flows

The following summarizes the key component of our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$512,412	$122,894
Net cash provided by (used in) investing activities	18,180	(669,849)
Net cash (used in) provided by financing activities	$(617,506)	$465,471

Net Cash Provided by Operating Activities

For the six months ended June 30, 2026, net cash provided by operating activities was $512,412, which consisted primarily of net income of $174,891, adjusted for non-cash items of depreciation of property and equipment of $136,038, amortization of right-of-use assets of $79,898, imputed interest expenses on operating lease liabilities of $47,226, non-cash interest on earn-out payable of $80,615, together with a decrease in accounts receivable of $178,499, an increase in accounts payable of $11,229 and an increase in income tax payable of $36,251, offset by adjusted for non-cash item of gain on disposal of property and equipment of $5,151, together with an increase in prepaid expenses and other current assets of $44,328, decrease in accrued liabilities and other payables of $73,461 and a decrease in operating lease liabilities of $109,295.

For the six months ended June 30, 2025, net cash provided by operating activities was $122,894, which consisted primarily of net income of $114,778, adjusted for non-cash items of depreciation for property and equipment of $98,886, amortization of right-of-use assets of $59,758, imputed interest expenses on operating lease liabilities of $38,179, non-cash interest on earn-out payable of $118,942, together with a decrease in prepaid expenses and other current assets of $8,208, an increase in accrued liabilities and other payables of $64,621, an increase in accounts payable of $35,828 and an increase in income tax payable of $16,824, offset by adjusted for non-cash item of gain on debt extinguishment of $170,000, together with an increase of account receivables of $176,753 and a decrease of lease liabilities of $86,377.

Net Cash Provided By (Used In) Investing Activities

For the six months ended June 30, 2026, net cash provided by investing activities of $18,180 which consisted primarily of $19,200 for proceeds from disposal of property and equipment, offset by $1,020 for purchase of property and equipment during the period.

For the six months ended June 30, 2025, net cash used in investing activities of $669,849 which consisted primarily of $669,849 for purchase of property and equipment during the period.

Net Cash (Used In) Provided by Financing Activities

For the six months ended June 30, 2026, net cash used in financing activities of $617,506, which consisted primarily of $936,756 repayment to our director and $237,111 repayment to our shareholder, offset by $350,000 proceeds from private placements, $142,157 advance from our shareholder and $64,204 advance from our director.

For the six months ended June 30, 2025, net cash provided by financing activities of $465,471 which consisted primarily of $163,026 advance from our shareholder, $420,228 advance from our director, offset by $32,995 repayment to our shareholder and $84,788 repayment to our director.

Material Cash Requirements

As of June 30, 2026, we had an accumulated deficit of $5,550,999. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

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

As of June 30, 2026 and December 31, 2025, pursuant to the terms and calculations of the earnout provision, management has determined the final earnout of $3.0 million and $2.5 million, respectively, being vested pursuant to the agreement. As of June 30, 2026, the $2.5 million earnout amount has not been paid to these shareholders and recognized as “earn-out payable” on the unaudited condensed consolidated balance sheets.

Except as noted above, we had no other contractual obligations and material commercial commitments as of June 30, 2026.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were effective as of June 30, 2026.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the period ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the period ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

MARVION INC.

Date: August 14, 2026	By:	/s/ Chan Sze Yu
Name: Chan Sze Yu
Title: Chief Executive Officer and Chief Financial Officer

