Form 10-Q
period 2026-09-30
United KSK Corp
filed 2026-11-12
CIK 1439264

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 000-53612

UNITED KSK CORPORATION

(Exact name of registrant as specified in its charter)

nevada	26-2723015
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Unit B, 15/F, Teda Building, 87 Wing Lok Street, Sheung Wan, Hong Kong,
(Address of principal executive offices)	(Zip Code)

+ 852-21114437

(Registrant’s telephone number, including area code)

                         MARVION INC.

(Former name, if changed since last report)

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

As of November 11, 2026, the Company had outstanding 3,900,319 shares of common stock.

UNITED KSK CORPORATION

QUARTERLY REPORT

FOR THE QUARTER ENDED SEPTEMBER 30, 2026

INTRODUCTORY COMMENTS

We are not a Hong Kong operating company but a Nevada holding company with operations conducted through our wholly owned subsidiaries based in Hong Kong and Singapore. Our investors hold shares of common stock in United KSK Corporation, the Nevada holding company. This structure presents unique risks as our investors may never directly hold equity interests in our Hong Kong subsidiary and will be dependent upon contributions from our subsidiaries to finance our cash flow needs. Our ability to obtain contributions from our subsidiaries are significantly affected by regulations promulgated by Hong Kong and British Virgin Islands authorities. Accordingly, any changes in the interpretation, enforcement, or implementation of existing laws and regulations, or the adoption of new regulatory requirements in these jurisdictions, could materially affect our operations, financial condition, or the value of our securities. For a more detailed discussion of these and other risks associated with our corporate structure and operations in Hong Kong, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong” in the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2026 (the “Annual Report”).

United KSK Corporation and our Hong Kong subsidiaries are not required to obtain permission or approval from the China Securities Regulatory Commission, or CSRC, the Cybersecurity Administration Committee, or CAC, or any other Chinese authorities to operate our business or to issue securities to foreign investors. However, in light of recent statements and regulatory developments by the PRC government, including matters relating to national security, foreign ownership restrictions in certain industries, and anti-monopoly enforcement, the regulatory landscape remains subject to change and evolving interpretation. As a result, there can be no assurance that the PRC government will not in the future require our company or our subsidiaries to obtain approvals, permits, or filings from PRC regulatory authorities. If it were determined that such approvals are required, or if the PRC government were to disallow or otherwise impose restrictions on our holding company structure or our ability to receive foreign investment, our operations, financial condition, and ability to offer or continue to offer securities to investors could be materially and adversely affected. In addition, failure to obtain or maintain any required approvals could result in regulatory actions, penalties and sanctions imposed by PRC authorities, which could significantly and adversely affect the trading of our securities, including the ability of the Company’s securities to continue to trade in the U.S. markets, which in turn could cause the value of our securities to significantly decline or become worthless.

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

The business of our subsidiaries are not subject to cybersecurity review with the Cyberspace Administration of China, given that: (i) we do not have one million individual online users of our products and services in Hong Kong; (ii) we do not possess a large amount of personal information in our business operations. In addition, we are not subject to merger control review by China’s anti-monopoly enforcement agency due to the level of our revenues which provided from us and audited by our auditor and the fact that we currently do not expect to propose or implement any acquisition of control of, or decisive influence over, any company with revenues within China of more than Renminbi (“RMB”) 400 million. Currently, these statements and regulatory actions have had no impact on our daily business operations, the ability to accept foreign investments and list our securities on an U.S. or other foreign exchange. However, the PRC regulatory environment continues to evolve, and there remains uncertainty regarding how regulatory authorities may interpret or implement existing or future laws and regulations. Any changes in legislation, regulatory policies, or enforcement practices could potentially affect our business operations, our ability to accept foreign investments, or our ability to list or maintain listings of our securities on U.S. or other international capital markets. For a more detailed discussion of these and other risks associated with our operations in Hong Kong, please refer to “Risk Factors – Risks Relating to Doing Business in Hong Kong” set forth in the Annual Report.

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

References in this registration statement to the “Company,” “UKSK,” “we,” “us” and “our” refer to United KSK Corporation, a Nevada company and all of its subsidiaries on a consolidated basis. Where reference to a specific entity is required, the name of such specific entity will be referenced.

Transfers of Cash to and from Our Subsidiaries

United KSK Corporation is a Nevada holding company and does not conduct operations directly. We conduct our operations primarily through our wholly owned subsidiaries in Hong Kong and the British Virgin Islands. Our ability to fund operations, meet financial obligations, and support business growth depends on dividends, distributions, loans, or other transfers of cash or assets from these subsidiaries. Such transfers may also be subject to the laws and regulations of Hong Kong and the British Virgin Islands, as well as contractual restrictions that may be imposed under any future financing arrangements. To date, our subsidiaries have not made any transfers, dividends, or distributions to United KSK Corporation, and United KSK Corporation has not transferred funds to its subsidiaries.

United KSK Corporation is authorized under Nevada law to provide or receive funding from its subsidiaries through loans or capital contributions, subject to applicable registration, approval, and filing requirements. Similarly, our subsidiaries in Hong Kong and the British Virgin Islands, including United Warehouse Management Corp., KSK Logistics Limited, United Warehouse Management Limited, and Propose Enterprise Limited, are permitted under local law to provide and receive funding to and from United KSK Corporation, including through dividend distributions, without restrictions on the amount of funds. As of the date of this report, there has been no dividends or distributions from the subsidiaries to the holding company.

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

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by United KSK Corporation. The laws and regulations of the PRC currently do not have any material impact on the transfer of cash between United KSK Corporation and our Hong Kong subsidiaries. There are no restrictions under the laws of Hong Kong on the conversion of Hong Kong dollars (“HKD”) into foreign currencies or the remittance of funds across borders to U.S. or other foreign investors.

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

In order for us to pay dividends to our shareholders, we will rely on payments made from our British Virgin Islands and Hong Kong subsidiaries to United KSK Corporation. If in the future we have PRC subsidiaries, certain payments from such PRC subsidiaries to Hong Kong subsidiaries will be subject to PRC taxes, including business taxes and VAT. As of the date of this report, we do not have any PRC subsidiaries and our British Virgin Islands and Hong Kong subsidiaries have not made any transfers, dividends or distributions nor do we expect to make such transfers, dividends or distributions in the foreseeable future.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED KSK CORPORATION AND SUBSIDIARIES

(FORMERLY KNOWN AS MARVION INC.)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of
	September 30, 2026	December 31, 2025
		*(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$490,555	$762,322
Accounts receivable, net	380,624	479,271
Prepaid expenses and other current assets	43,810	19,311
Total current assets	914,989	1,260,904

Non-current assets:
Property and equipment, net	2,729,668	2,965,233
Right-of-use assets, net	1,477,218	1,609,832
Total non-current assets	4,206,886	4,575,065

TOTAL ASSETS	$5,121,875	$5,835,969

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$184,612	$102,917
Accrued liabilities and other payables	798,624	582,767
Amount due to director	420,317	1,599,217
Amount due to shareholder	893,194	1,012,225
Promissory notes payable	16	16
Earn-out payable	2,500,000	2,000,000
Lease liabilities	129,963	125,624
Income tax payable	46,045	12,883
Total current liabilities	4,972,771	5,435,649

Non-current liabilities:
Lease liabilities	1,505,777	1,616,932
Earn-out payable	2,325,413	2,710,975
Total non-current liabilities	3,831,190	4,327,907

TOTAL LIABILITIES	$8,803,961	$9,763,556

Commitments and contingencies (Note 17)	–	–

Shareholders’ deficit:
Preferred stock, par value $0.0001, 30,000,000 shares authorized, 18,999,999 and 18,999,999 shares undesignated as of September 30, 2026 and December 31, 2025, respectively	–	–
Preferred stock, Series A, par value $0.0001, 10,000,000 shares designated, 10,000,000 and 10,000,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1,000	1,000
Preferred stock, Series B, par value $0.0001, 1,000,000 shares designated, 366,346 and 366,346 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	37	37
Preferred stock, Series C, par value $0.0001, 1 share designated, 1 and 1 share issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1	1
Common stock, par value $0.0001, 270,000,000,000 shares authorized, 3,900,319 and 3,628,443 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively*	390	362
Shares to be issued, par value $0.0001, 0 and 158,166 shares to be issued and outstanding as of September 30, 2026 and December 31, 2025, respectively*	–	16
Additional paid-in capital	2,152,663	1,802,675
Accumulated other comprehensive loss	(17,845)	(5,788)
Accumulated losses	(5,818,332)	(5,725,890)
Total shareholders’ deficit	(3,682,086)	(3,927,587)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$5,121,875	$5,835,969

*	The share numbers are presented on a retroactive basis to reflect the effectiveness of 100-to-1 reverse stock split as described in Note 12.

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED KSK CORPORATION AND SUBSIDIARIES

(FORMERLY KNOWN AS MARVION INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Revenues, net	$1,121,221	$948,104	$2,978,392	$2,478,895
Cost of revenues	(559,826)	(556,744)	(1,399,119)	(1,459,626)
Gross profit	561,395	391,360	1,579,273	1,019,269

Operating expenses:
General and administrative expenses	(797,890)	(327,884)	(1,529,244)	(870,363)
Total operating expenses	(797,890)	(327,884)	(1,529,244)	(870,363)
(Loss) income from operations	(236,495)	63,476	50,029	148,906

Other (expense) income:
Interest income	17	118	99	592
Interest expense	(33,823)	(45,977)	(114,438)	(169,965)
Gain on disposal of property and equipment	–	–	5,151	–
Gain on debt extinguishment	–	–	–	170,000
Total other (expense) income, net	(33,806)	(45,859)	(109,188)	627
(Loss) income before income taxes	(270,301)	17,617	(59,159)	149,533
Income tax expense	2,968	(12,519)	(33,283)	(29,657)
Net (loss) income	(267,333)	5,098	(92,442)	119,876

Other comprehensive income (loss):
Foreign currency adjustment (loss) gain	(853)	3,940	(12,057)	467
Comprehensive (loss) income	$(268,186)	$9,038	$(104,499)	$120,343

Net (loss) income per share:
Basic (1) (2)	$(0.07)	$0.00	$(0.03)	$0.04
Diluted (1) (2)	$(0.07)	$0.00	$(0.03)	$0.04

Weighted average common shares outstanding:
Basic(2)	3,900,319	3,403,891	3,874,978	3,323,301
Diluted(2)	3,900,319	3,403,891	3,874,978	3,323,301

(1)	Less than $0.01
(2)	The share numbers and per share data are presented on a retroactive basis to reflect the effectiveness of 100-to-1 reverse stock split as described in Note 12.

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED KSK CORPORATION AND SUBSIDIARIES

(FORMERLY KNOWN AS MARVION INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred Stock						Common stock		Common stock			Accumulated
	Series A		Series B		Series C				to be issued		Additional	other		Total
	No. of		No. of		No. of		No. of		No. of		paid-in	comprehensive	Accumulated	shareholders’
	shares	Amount	shares	Amount	shares	Amount	shares	Amount	shares	Amount	capital	income (loss)	deficit	deficit
Balance as of January 1, 2026 (restated)	10,000,000	$1,000	366,346	$37	1	$1	3,628,443	$362	158,166	$16	$1,802,675	$(5,788)	$(5,725,890)	$(3,927,587)

Issuance of common stock in private placements	–	–	–	–	–	–	113,637	12	–	–	349,988	–	–	350,000
Common stock issued for settlement of construction payable	–	–	–	–	–	–	158,166	16	(158,166)	(16)	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	–	–	(10,741)	–	(10,741)
Net income for the period	–	–	–	–	–	–	–	–	–	–	–	–	77,609	77,609

Balance as of March 31, 2026	10,000,000	$1,000	366,346	$37	1	$1	3,900,246	$390	–	$–	$2,152,663	$(16,529)	$(5,648,281)	$(3,510,719)

Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	–	–	(463)	–	(463)
Net income for the period	–	–	–	–	–	–	–	–	–	–	–	–	97,282	97,282

Balance as of June 30, 2026	10,000,000	$1,000	366,346	$37	1	$1	3,900,246	$390	–	$–	$2,152,663	$(16,992)	$(5,550,999)	$(3,413,900)

Fractional shares per reverse stock split	–	–	–	–	–	–	73	–	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	–	–	(853)	–	(853)
Net loss for the period	–	–	–	–	–	–	–	–	–	–	–	–	(267,333)	(267,333)

Balance as of September 30, 2026	10,000,000	$1,000	366,346	$37	1	$1	3,900,319	$390	–	$–	$2,152,663	$(17,845)	$(5,818,332)	$(3,682,086)

*	The share numbers and per share data are presented on a retroactive basis to reflect the effectiveness of 100-to-1 reverse stock split as described in Note 12.

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

	Preferred Stock						Common stock			Accumulated
	Series A		Series B		Series C				Additional	other		Total
	No. of		No. of		No. of		No. of		paid-in	comprehensive	Accumulated	shareholders’
	shares	Amount	shares	Amount	shares	Amount	Shares*	Amount	capital	income (loss)	deficit	deficit
Balance as of January 1, 2025 (restated)	10,000,000	$1,000	366,346	$37	1	$1	3,089,588	$309	$30,588	$(2,033)	$(6,070,973)	$(6,041,071)

Shares issued for settlement of accrued consultancy fees	–	–	–	–	–	–	314,303	31	565,715	–	–	565,746
Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	(352)	–	(352)
Net income for the period	–	–	–	–	–	–	–	–	–	–	6,977	6,977

Balance as of March 31, 2025	10,000,000	$1,000	366,346	$37	1	$1	3,403,891	$340	$596,303	$(2,385)	$(6,063,996)	$(5,468,700)

Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	(3,121)	–	(3,121)
Net income for the period	–	–	–	–	–	–	–	–	–	–	107,801	107,801

Balance as of September 30, 2025	10,000,000	$1,000	366,346	$37	1	$1	3,403,891	$340	$596,303	$(5,506)	$(5,956,195)	$(5,364,020)

Foreign currency translation adjustment	–	–	–	–	–	–	–	–	–	3,940	–	3,940
Net income for the period	–	–	–	–	–	–	–	–	–	–	5,098	5,098

Balance as of September 30, 2025	10,000,000	$1,000	366,346	$37	1	$1	3,403,891	$340	$596,303	$(1,566)	$(5,951,097)	$(5,354,982)

*	The share numbers and per share data are presented on a retroactive basis to reflect the effectiveness of 100-to-1 reverse stock split as described in Note 12.

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED KSK CORPORATION AND SUBSIDIARIES

(FORMERLY KNOWN AS MARVION INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Nine months ended September 30,
	2026	2025

Cash flows from operating activities
Net (loss) income	$(92,442)	$119,876
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property and equipment	203,953	164,547
Amortization of right-of use assets	119,730	89,524
Imputed interest expenses on operating lease liabilities	70,118	56,675
Non-cash interest on earn-out payable	114,438	164,965
Gain on disposal of property and equipment	(5,151)	–
Gain on debt extinguishment	–	(170,000)

Change in operating assets and liabilities:
Accounts receivable	98,647	(255,899)
Prepaid expenses and other current assets	(24,499)	(2,542)
Accounts payable	81,695	26,557
Accrued liabilities and other payables	215,857	14,368
Operating lease liabilities	(163,943)	(138,429)
Income tax payable	33,283	29,701
Net cash provided by operating activities	651,686	99,343

Cash flows from investing activities
Purchases of property and equipment	(6,104)	(826,413)
Proceeds from disposal of property and equipment	19,200	–
Net cash provided by (used in) investing activities	13,096	(826,413)

Cash flows from financing activities
Proceeds from private placements	350,000	–
Advance from director	166,372	561,315
Advance from shareholder	187,488	503,094
Repayment to director	(1,333,961)	(149,790)
Repayment to shareholder	(300,765)	(125,654)
Net cash (used in) provided by financing activities	(930,866)	788,965

Effect of exchange rate on cash and cash equivalents	(5,683)	13,543
Net change in cash and cash equivalents	(271,767)	75,438
Cash and cash equivalents at beginning of the period	762,322	322,426
Cash and cash equivalents at end of the period	$490,555	$397,864

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–
Common stock to be issued to settle construction payable	$16	$–

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

UNITED KSK CORPORATION AND SUBSIDIARIES

(FORMERLY KNOWN AS MARVION INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026

1.          BASIS OF PRESENTATION

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the period ended September 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 31, 2026.

2.          ORGANIZATION AND BUSINESS BACKGROUND

United KSK Corporation (the “Company” or “UKSK”) was incorporated in the State of Nevada on March 6, 2008. Effective on October 13, 2026, the Company changed its name from Marvion Inc. to United KSK Corporation, its current name.

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

Effective on October 13, 2026, the Company effected a 1-for-100 reverse stock split of the issued and outstanding shares of the Company’s common stock. All share and per share information in these unaudited condensed consolidated financial statements and the footnotes have been retroactively adjusted for the periods presented, unless otherwise indicated, to give effect to the reverse stock split.

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

Basis of consolidation

The unaudited condensed consolidated financial statements include the accounts of UKSK and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

As of September 30, 2026 and December 31, 2025, no allowance for expected credit losses is recorded as the Company considers all of the outstanding accounts receivable fully collectible in the foreseeable future. The Company has not experienced any significant bad debt or write-offs of accounts receivable in the past.

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

Impairment of Long-lived Assets

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There was no impairment of long-lived assets identified for the three and nine months ended September 30, 2026 and 2025.

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

The following is a disaggregation of the Company’s revenue by major types for the respective periods:

		Three Months Ended September 30,		Nine Months Ended September 30,
Types of segments/revenue sources	Time of recognition	2026	2025	2026	2025

Supply chain segment:
Logistic service income	Point-in-time	$489,072	$462,498	$1,382,470	$1,212,610
Warehousing service income	Over time	389,137	425,070	1,077,511	1,093,710
Procurement income	Point-in-time	147,911	-	321,168	-
		1,026,120	887,568	2,781,149	2,306,320

Financial segment:
Financial consulting income	Point-in-time	95,101	60,536	197,243	172,575
Total revenues		$1,121,221	$948,104	$2,978,392	$2,478,895

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

For the three and nine months ended September 30, 2026 and 2025, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2026 and December 31, 2025, the Company did not have any significant unrecognized uncertain tax positions.

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

For the three and nine months ended September 30, 2026 and 2025, all of the Company’s revenues and assets are generated and located in Hong Kong.

Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 for the three and nine months ended September 30, 2026 and 2025.

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

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying unaudited condensed consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintains its books and record in its local currencies, Hong Kong Dollars (“HKD”), which are their respective functional currencies, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive loss within the unaudited condensed consolidated statements of changes in shareholders’ deficit

Translation of amounts from HKD into US$ has been made at the following exchange rates for the nine months ended September 30, 2026 and 2025:

	September 30, 2026	September 30, 2025
Period-end HKD:US$ exchange rate	0.1274	0.1285
Average HKD:US$ exchange rate	0.1275	0.1282

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

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions). This standard provides provide an exception to Topic 820, Fair Value Measurement, requiring that a contractual restriction on the sale of an equity security be considered in measuring the fair value of the equity security. The amendments also require those investment companies to disclose the amount of the discount attributable to the contractual sale restriction.

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

The Company reported a working capital deficit of $4,057,782 and accumulated losses of $5,818,332 as of September 30, 2026. The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its major shareholders, external borrowings and continuing to pursue fund-raising in the next twelve months. The Company is currently pursuing additional financing for its operations.

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

5.       BUSINESS SEGMENTS

During the three and nine months ended September 30, 2026, the Company managed and operated its business into two reportable business segments:

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

Summarized below is the information about the Company’s operating results by reporting segments for the periods:

	Three Months ended September 30,
	Supply chain segment		Financial segment		Corporate		Consolidated
	2026	2025	2026	2025	2026	2025	2026	2025

Revenues, net	$1,026,120	$887,568	$95,101	$60,536	$–	$–	$1,121,221	$948,104
Cost of revenues	(525,043)	(549,924)	(34,783)	(6,820)	–	–	(559,826)	(556,744)
Gross profit	501,077	337,644	60,318	53,716	–	–	561,395	391,360
Operating expenses
Depreciation	(564)	(3,614)	–	–	–	–	(564)	(3,614)
Salaries and wages	(195,025)	(82,996)	(17,304)	(32,231)	–	–	(212,329)	(115,227)
Professional fees	(383)	(11,101)	–	–	(30,000)	(33,541)	(30,383)	(44,642)
Other general and administrative	(222,797)	(128,375)	(10,809)	(1,993)	(321,008)	(34,033)	(554,614)	(164,401)
Operating income	82,308	111,558	32,205	19,492	(351,008)	(67,574)	(236,495)	63,476
Total other income (expense), net	17	153	–	11	(33,823)	(46,023)	(33,806)	(45,859)
Income tax expense	8,195	(14,909)	(5,227)	2,390	–	–	2,968	(12,519)
Segment profit (loss)	$90,520	$96,802	$26,978	$21,893	$(384,831)	$(113,597)	$(267,333)	$5,098

	Nine months ended September 30,
	Supply chain segment		Financial segment		Corporate		Consolidated
	2026	2025	2026	2025	2026	2025	2026	2025

Revenues, net	$2,781,149	$2,306,320	$197,243	$172,575	$–	$–	$2,978,392	$2,478,895
Cost of revenues	(1,347,168)	(1,423,545)	(51,951)	(36,081)	–	–	(1,399,119)	(1,459,626)
Gross profit	1,433,981	882,775	145,292	136,494	–	–	1,579,273	1,019,269
Operating expenses
Depreciation	(1,529)	(10,701)	–	–	–	–	(1,529)	(10,701)
Salaries and wages	(606,068)	(180,212)	(56,108)	(76,819)	–	–	(662,176)	(257,031)
Professional fees	(383)	(11,101)	–	–	(60,000)	(113,793)	(60,383)	(124,894)
Other general and administrative	(389,100)	(345,425)	(27,849)	(14,359)	(388,207)	(117,953)	(805,156)	(477,737)
Operating income	436,901	335,336	61,335	45,316	(448,207)	(231,746)	50,029	148,906
Total other income (expense), net	5,250	524	–	68	(114,438)	35	(109,188)	627
Income tax expense	(27,162)	(34,248)	(6,121)	4,591	–	–	(33,283)	(29,657)
Segment profit (loss)	$414,989	$301,612	$55,214	$49,975	$(562,645)	$(231,711)	$(92,442)	$119,876

	Supply chain segment		Financial segment		Corporate		Consolidated
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025

Property and equipment	$2,729,668	$2,965,233	$–	$–	$–	$–	$2,729,668	$2,965,233
Total Assets	$4,584,882	$5,734,390	$169,668	$99,228	$367,325	$2,351	$5,121,875	$5,835,969

6.       ACCOUNTS RECEIVABLE, NET

	September 30, 2026	December 31, 2025

Accounts receivable – third parties	$380,624	$479,271
Less: allowance for expected credit losses	–	–
Accounts receivable, net	$380,624	$479,271

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

No allowance for expected credit losses was recognized for the three and nine months ended September 30, 2026 and 2025.

7.       PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	September 30, 2026	December 31, 2025
At cost:
Warehouse facilities	$3,240,916	$3,262,759
Equipment	6,967	5,304
Motor vehicle	–	39,011
	3,247,883	3,307,074
Less: accumulated depreciation	(518,215)	(341,841)
	$2,729,668	2,965,233

During the nine months ended September 30, 2026, the Company sold a motor vehicle with its cost of $38,902 and accumulated depreciation of $24,853, for the proceeds of $19,200, resulting in a gain on disposal of property and equipment of $5,151.

Depreciation expense for the three months ended September 30, 2026 and 2025 were $67,915 and $65,661, respectively.

Depreciation expense for the nine months ended September 30, 2026 and 2025 were $203,953 and $164,547, respectively.

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

Supplemental unaudited condensed balance sheet information related to operating leases was as follows:

	As of
	September 30, 2026	December 31, 2025
Operating leases:
Right-of-use assets, net	$1,477,218	$1,609,832

Lease liabilities:
Current lease liabilities	$129,963	$125,624
Non-current lease liabilities	1,505,777	1,616,932

Total lease liabilities	$1,635,740	$1,742,556

Operating lease expense for the three months ended September 30, 2026 and 2025 was $39,832 and $29,766, respectively.

Operating lease expense for the nine months ended September 30, 2026 and 2025 was $119,730 and $89,524, respectively.

Other supplemental information about the Company’s operating leases as of:

	September 30, 2026	December 31, 2025
Weighted average discount rate	5.53%	5.54%
Weighted average remaining lease term (years)	9.76	7.13

Operating lease commitments:

The following table summarizes the future minimum lease payments due under the Company’s operating leases in the next five years and thereafter:

Year ending September 30,
2027	$218,234
2028	218,234
2029	222,204
2030	207,476
2031	207,476
Thereafter	1,056,962
Total minimum operating lease liabilities payment	2,130,586
Less: imputed interest	(494,846)

Future minimum lease liabilities	$1,635,740

9.       AMOUNT DUE TO DIRECTOR

As of September 30, 2026 and December 31, 2025, the amount represented temporary advances made by a director, Mr. Chan to the Company for capital expenditure and working capital purpose, which was unsecured, interest-free and repayable on demand. The balance was $420,317 and $1,599,217 as of September 30, 2026 and December 31, 2025, respectively.

10.       AMOUNT DUE TO SHAREHOLDER

As of September 30, 2026 and December 31, 2025, the amount represented temporary advances made by a shareholder, Mr. Young to the Company for capital expenditure and working capital purpose, which was unsecured, interest-free and repayable on demand. The balance was $893,194 and $1,012,225 as of September 30, 2026 and December 31, 2025, respectively.

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

As of September 30, 2026, pursuant to the terms and calculations of the earnout provision, management has determined that the earnout payment of $3 million is vested, whereas the performance criteria for the Performance Period ended June 30, 2026 was satisfied. The earnout amount of $3 million was recognized as earn-out payable in current liabilities. On December 1, 2025, the Company issued 149,925 shares of common stock to Chan Sze Yu, at $0.03335 per share to settle $500,000 earn-out payable. The share price of common stock was based upon the fifteen day average closing price of the Company’s common stock immediately preceding the date of the debt to equity conversion agreement. The debt to equity conversion agreement was approved by Board of Directors on December 1, 2025.

The earnout payments are classified as liability and were initially measured at fair value at the share exchange transaction date and will subsequently be discounted to current value at the end of each reporting period and recorded in the condensed consolidated statements of operations and comprehensive income. The estimated fair value of the total earnout liability was $4.8 million as of September 30, 2026.

The following table presents information about earn-out payable that was measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2026	(Level 1)	(Level 2)	(Level 3)
Earn-out payable – current	$2,500,000	$2,500,000	$–	$–
Earn-out payable – non-current	2,325,413	–	2,325,413	–
Total	$4,825,413	$2,500,000	$2,325,413	$–

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Earn-out payable – current	$2,000,000	$2,000,000	$–	$–
Earn-out payable – non-current	2,710,975	–	2,710,975	–
Total	$4,710,975	$2,000,000	$2,710,975	$–

The Company determined the fair value using the probability-weighted expected model with the following assumptions for the nine months ended September 30, 2026:

Annual discount rate	5.88%
Weighted average expected life (months)	50
Probability-weighted expected payment (every 6 months upon achieve specific performance)	$500,000

The following summarizes the fair value table due under the Company’s earnout provision:

January 1, 2026	$4,710,975
Add: imputed interest	114,438
September 30, 2026	$4,825,413

The following table summarizes the contingent earnout payments due under the Company’s earnout provision:

For the Performance Period ending
December 31, 2024	$1,000,000
June 30, 2025	1,000,000
December 31, 2025	500,000
June 30, 2026	500,000
December 31, 2026	500,000
June 30, 2027	500,000
December 31, 2027	500,000
June 30, 2028	500,000
December 31, 2028	500,000
Total contingent earnout payment	5,500,000
Less: imputed interest	(174,587)
Less: earnout payable recognized during 2025	(2,500,000)
Less: earnout payable recognized during 2026	(500,000)
Promissory notes payable	$2,325,413

12.        SHAREHOLDERS’ DEFICIT

Effective on October 13, 2026, an amendment to the Company’s Articles of Incorporation to decrease authorized capital stock from 300,000,000,000 shares (consisting of 270,000,000,000 shares of common stock, par value $0.0001, and 30,000,000,000 shares of preferred stock, par value $0.0001) to 1,000,000,000 shares (consisting of 970,000,000 shares of common stock, and 30,000,000 shares of preferred stock).

Preferred stock

As of September 30, 2026 and December 31, 2025, the Company’s preferred stocks have been designated, as follows:

No. of shares
Series A Preferred Stock	10,000,000
Series B Preferred Stock	1,000,000
Series C Preferred Stock	1

As of September 30, 2026 and December 31, 2025, the Company’s authorized shares were 30,000,000,000 shares of preferred stock, with a par value of $0.0001 per share.

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

As of September 30, 2026 and December 31, 2025, the Company had 10,000,000 and 10,000,000 shares of Series A Preferred Stock issued and outstanding, respectively.

As of September 30, 2026 and December 31, 2025, the Company had 366,346 and 366,346 shares of Series B Preferred Stock issued and outstanding, respectively.

As of September 30, 2026 and December 31, 2025, the Company had 1 and 1 share of Series C Preferred Stock issued and outstanding, respectively.

Common stock

As of September 30, 2026 and December 31, 2025, the Company’s authorized shares were 270,000,000,000 shares of common stock, with a par value of $0.0001.

On December 30, 2025, the Company and Star Warehouse Engineering Limited entered into settlement and share issuance agreement (the “Agreement”). Pursuant to the Agreement, the Company agreed to issue Ng Chun Man (on behalf of Star Warehouse Engineering Limited) 158,166 shares of its common stock at the market price of $0.0321 per share, representing the amount of $507,516 to settle construction payable in full. On January 15, 2026, the Company issued 158,166 shares of common stock to settle construction payable in full.

On January 2, 2026, the Company entered into Stock Purchase Agreements with each of Kwok Ho Luen (“Kwok”) and Chan So Yin (“Chan”) pursuant to which each of Kwok and Chan agreed to purchase $150,000 and $200,000 worth of the Company’s Common Stock, respectively, at a per share price of $0.0308, which is the five-day average closing price on and before December 30, 2025. As a result, the Company issued 48,702 and 64,935 shares of its common stock to Kwok and Chan on February 9, 2026, respectively.

Effective on October 13, 2026, the Company filed its Restated Articles of Incorporation with the Nevada Secretary of State (the “Articles of Incorporation”) to effect a 1-for-100 reverse stock split of its issued and outstanding Common Stock (the “Reverse Stock Split”). All share numbers and per share information in these unaudited condensed consolidated financial statements and the related footnotes have been retroactively adjusted for the periods presented.

As of September 30, 2026 and December 31, 2025, the Company had 3,900,319 and 3,628,443 shares of common stock issued and outstanding, respectively.

2026 Stock Incentive Plan

On August 11, 2026, the board of directors approved the Company’s 2026 Stock Incentive Plan (the “2026 Plan”). The 2026 Plan became effective on October 13, 2026, upon approval by the Company’s stockholders.

The Company reserved 590,000 shares of common stock for issuance pursuant to the 2026 Plan.

13.        NET INCOME (LOSS) PER SHARE

The calculation of the basic and diluted net income (loss) per share attributable to common stockholders of the Company is based on the following data (in dollars, except share data):

	Three Months Ended September 30,		Nine months Ended September 30,
	2026	2025	2026	2025
Net (loss) income attributable to common stockholders	$(267,333)	$5,098	$(92,442)	$119,876

Weighted average common shares outstanding – Basic and diluted*	3,900,319	3,403,891	3,874,978	3,323,301

Net (loss) income per share – Basic and diluted #	$(0.07)	$0.00	$(0.03)	$0.04

#	For net income per share during the three and nine months ended September 30, 2026 and 2025, basic and diluted net income per share was less than $0.01.
*	The share numbers and per share data are presented on a retroactive basis to reflect the effectiveness of 100-to-1 reverse stock split as described in Note 12.

14.        INCOME TAX

The provision for income taxes consisted of the following:

	Nine months ended September 30,
	2026	2025

Current:
- Local (US tax regime)	$–	$–
- Foreign	33,283	29,657

Deferred:
- Local	–	–
- Foreign	–	–

Income tax expense	$33,283	$29,657

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company mainly operates in Hong Kong that are subject to taxes in the jurisdictions in which its subsidiaries operate, as follows:

United States of America

UKSK is registered in the State of Nevada and is subject to the tax laws of United States of America.

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

The reconciliation of income tax computed by applying U.S. federal income tax rate of 21% to the actual income tax expense at the Company’s effective rate is as follows:

	Nine months ended September 30,
	2026			2025
	Amount	Percent		Amount	Percent
Computed “expected” tax expense	$(12,423)	21.0%		$31,402	21.0%
Effect of differential tax rate – foreign subsidiaries (Note i)	(49,030)	82.9%		(17,156)	(11.5%	)
Tax credits:
Income not subject to taxes	–	–		(33,248)	(22.2%	)
Expenses not subject to tax deduction	109,126	(184.5%	)	48,659	32.5%
Changes in unrecognized tax benefits	(14,390)	24.3%		–	–
Income tax expense	$33,283	(56.3%	)	$29,657	19.8%

Note :

(i)	Represents the foreign income tax rate differential when compared to U.S. statutory income tax rate for the nine months ended September 30, 2026 and 2025.

The following table sets forth the significant components of the deferred tax assets of the Company as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026	December 31, 2025

Deferred tax assets:
NOL – US tax regime	$195,310	$897
NOL – British Virgin Islands regime	–	–
NOL – Hong Kong tax regime	–	5,524
	195,310	6,421
Less: valuation allowance	(195,310)	(6,421)
Deferred tax assets, net	$–	$–

As of September 30, 2026, the Company had US net operating loss (“NOL”) carryforwards of approximately $118,155, which are available to offset future taxable income. These NOL carryforwards expire in varying amounts beginning in 2026 through 2045. The Company has recorded a full valuation allowance against its deferred tax assets, as management has determined that it is more likely than not that the tax benefits associated with these deferred tax assets will not be realized.

As of September 30, 2026, the Company had no cumulative net operating losses under Hong Kong tax regime, which can be carried forward to offset future taxable income at no expiry.

The following table summarizes the changes in the valuation allowance for deferred tax assets:

Balance, December 31, 2025	$6,421
Addition during the period	188,889
Balance, September 30, 2026	$195,310

Valuation allowances

Deferred taxes as of September 30, 2026 were reduced by a valuation allowance relating to net operating losses. In assessing the likelihood of realizing deferred tax assets, management considers factors such as prior earnings history, expected future earnings and the reversal of existing taxable temporary differences. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Deferred taxes are determined by utilizing the asset and liability method based on the estimated future tax effects of differences between the financial accounting and tax bases of assets and liabilities under the applicable tax laws. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the determination of the appropriate valuation allowances, the Company has considered the most recent projections of future business results and taxable income by jurisdiction. Actual results may vary in comparison to current projections. After consideration of the evidence described above, management believes it is more likely than not that deferred tax assets will not be realized.

As of September 30, 2026 and December 31, 2025, the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to income taxes would be classified as a component of the provision for income taxes in the unaudited condensed consolidated statements of operations. The Company does not expect any significant change in its uncertain tax positions in the next twelve months.

15.       RELATED PARTY TRANSACTIONS

From time to time, the directors of the Company advanced funds to the Company for capital expenditures and working capital purpose. Those temporary advances are unsecured, non-interest bearing and have no fixed terms of repayment.

Nature of relationships with related parties

Name of related party	Relationship with the Company
Chan Sze Yu	Director of the Company
Young Chi Kin Eric	Individual shareholder
Fong Hiu Ching	Director of KSK
KSK Asia (Hong Kong) Limited	Held by director of the Company

Related party balances consisted of the following:

		As of
Name	Nature	September 30, 2026	December 31, 2025

Chan Sze Yu	Amount due to director	$420,317	$1,599,217
Young Chi Kin Eric	Amount due to shareholder	893,194	1,012,225
		$1,313,511	$2,611,442

As at September 30, 2026 and December 31, 2025, these amounts due to director and shareholder represented the cash advances from these related parties to the Company for working capital purposes. These balances due are unsecured, interest free and repayable on demand.

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

For the three months ended September 30, 2026 and 2025, there was no related party transaction.

For the nine months ended September 30, 2026 and 2025, the Company incurred and paid delivery service expenses of $0 and $17,845 to a related company.

Apart from the transactions and balances detailed elsewhere in these accompanying unaudited condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

16.        RISK AND UNCERTAINTIES

The Company is exposed to the following concentrations of risks:

(a)	Major customers

For the three and nine months ended September 30, 2026 and 2025, the individual customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at period-end date, are presented as follows:

	Three Months ended September 30,		September 30, 2026
Customer	2026	2025	Accounts receivable
Customer A	35.51%	57.96%	$210,759
Customer B	15.15%	17.26%	$6,394
Customer C	14.87%	14.16%	$44,608

	Nine months ended September 30,		September 30, 2026
Customer	2026	2025	Accounts receivable
Customer A	40.75%	51.65%	$210,759
Customer B	16.97%	19.65%	$6,394
Customer C	15.01%	15.77%	$44,608

These customers are located in Hong Kong.

(b)	Major vendors

For the three and nine months ended September 30, 2026 and 2025, the individual vendors who accounted for 10% or more of the Company’s direct operating cost and its outstanding payable balances at period-end date, are presented as follows:

	Three Months ended September 30,		September 30, 2026
Vendor	2026	2025	Accounts payable
Vendor A	18.05%	–	42,490
Vendor B	13.79%	36.10%	17,427
Vendor C	12.64%	–	37,695
Vendor D	12.22%	–	39,160
Vendor E	10.39%	7.80%	–
Vendor F	–	18.64%	–

	Nine months ended September 30,		September 30, 2026
Vendor	2026	2025	Accounts payable
Vendor B	23.80%	32.23%	17,427
Vendor G	14.52%	–	–
Vendor E	12.57%	9.01%	–
Vendor F	–	21.67%	–

These vendors are located in Hong Kong.

(c)	Credit risk

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

17.       COMMITMENTS AND CONTINGENCIES

Earn Out Commitment

On August 15, 2024, the Company, United Warehouse Management Corp., a British Virgin Islands corporation (“UWMC”) and eleven shareholders of UWMC entered into a Share Exchange Agreement (the “SEA”) pursuant to which the shareholders of UWMC agreed to transfer to the Company 4,000 shares of UWMC, constituting all of the issued and outstanding securities of UWMC, in exchange for 1,481,482 shares of common stock of the Company, par value $0.0001 per share (the “Acquisition Shares”). In addition to the Acquisition Shares, the Company agreed to make earnout payments in the aggregate amount of $5.5 million (collectively, the “Earn Out Payments”) upon UWMC’s achievement of certain net income performance milestones during each six-month period ending June 30 and December 31 (each, a “Performance Period”) for a total of nine Performance Periods. The Earn Out Payments will be payable in the form of interest free promissory notes and shared equally among Chan Sze Yu, Fong Hiu Ching and Young Chi Kin Eric, who are also shareholders of the Company.

As of September 30, 2026 and December 31, 2025, pursuant to the terms and calculations of the earnout provision, management has determined the final earnout of $3 million and $2.5 million, respectively, being vested pursuant to the agreement. As of September 30, 2026, the $2.5 million earnout amount has not been paid to these shareholders and recognized as “earnout payable” on the unaudited condensed consolidated balance sheets.

Pending Service Fee Settlement

On July 1, 2026, the Company entered into service agreements with three individuals pursuant to which services were to be provided from July 1, 2026 through September 30, 2026. Under the terms of the service agreements, the related service fees can be settled in cash or shares of the Company’s common stock, or a combination thereof, subject to mutual agreement between the Company and the service providers upon completion of the service term. The services were fully vested as of September 30, 2026, and the Company recognized the related service expense of $270,000 and the corresponding accrued liability.

As of September 30, 2026, the form of fee settlement has not been finalized. Accordingly, the related obligation remained accrued pending mutual agreement as to whether the service fees will be settled in cash, shares of common stock, or a combination thereof.

Except as noted above, the Company had no other material commitments or contingencies as of September 30, 2026.

18.       SUBSEQUENT EVENTS

Effective on October 13, 2026, an amendment to the Company’s Articles of Incorporation to decrease authorized capital stock from 300,000,000,000 shares (consisting of 270,000,000,000 shares of common stock, par value $0.0001, and 30,000,000,000 shares of preferred stock, par value $0.0001) to 1,000,000,000 shares (consisting of 970,000,000 shares of common stock, par value $0.0001 per share, and 30,000,000 shares of preferred stock, par value $0.0001 per share).

Effective on October 13, 2026, the Company filed its Restated Articles of Incorporation with the Nevada Secretary of State (the “Articles of Incorporation”) to effect a 1-for-100 reverse stock split of its issued and outstanding Common Stock (the “Reverse Stock Split”) upon receipt of approval from FINRA.

Effective on October 13, 2026, the Company approved the 2026 Stock Incentive Plan, which reserves 590,000 shares of common stock for equity awards.

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2026, up through the date the Company issued the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in the report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors. See “Cautionary Note Concerning Forward-Looking Statements” on page 7.

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

Unless indicated otherwise, throughout this Quarterly Report on Form 10-Q, we refer to United KSK Corporation and its consolidated subsidiaries, as “UKSK,” “we,” “us” and “our.”

Numerical information in this report is presented on a rounded basis using actual amounts. Minor differences in totals and percentage calculations may exist due to rounding.

Description of Business

United KSK Corporation was incorporated in the State of Nevada on March 6, 2008, under the name Bonanza Goldfields Corp. On January 17, 2023, the Company changed its name to Marvion Inc. Effective on October 13, 2026, the Company changed its name to United KSK Corporation. The Company and its subsidiaries are hereinafter referred to as (the “Company”). United KSK Corporation is not a Hong Kong operating company but a Nevada holding company with operations conducted through its wholly owned subsidiaries based in the British Virgin Islands and Hong Kong. Our investors hold shares of common stock in United KSK Corporation, the Nevada holding company.

On August 15, 2024, the Company and United Warehouse Management Corp., a British Virgin Islands corporation (“UWMC”) and eleven individual shareholders of UWMC entered into a Share Exchange Agreement (the “SEA”) pursuant to which the shareholders of UWMC agreed to transfer to the Company 4,000 shares of UWMC, constituting all of the issued and outstanding securities of UWMC, in exchange for 148,148,150 shares of common stock of the Company, par value $0.0001 per share (the “Acquisition Shares”). In addition to the Acquisition Shares, the Company agreed to make earnout payments in the aggregate amount of $5.5 million (collectively, the “Earn Out Payments”) upon UWMC’s achievement of certain net income performance milestones during each six month period ending June 30 and December 31 (each, a “Performance Period”) for a total of nine Performance Periods. The Earn Out Payments will be payable in the form of interest free promissory notes and shared equally among Chan Sze Yu, Fong Hiu Ching and Young Chi Kin Eric who are also shareholders of UWMC. The Acquisition transactions contemplated by the SEA were consummated on September 12, 2024. As a result of such acquisition, the Company became engaged in the business of logistics and warehousing services. Concurrently with the acquisition of UWMC, the Company also divested its ownership of Marvion Holdings Limited and all of its subsidiaries and ceased its lifestyle, media and entertainment creation and distribution, and technology businesses. The Company relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Act in selling the Company’s securities to the shareholders of UWMC.

As of September 30, 2026, pursuant to the terms and calculations of the earnout provision, United KSK Corporation’s management determined that the existing major shareholders of UWMC were entitled to receive aggregate Earn Out Payments of $3.0 million, of which $0.5 million were settled through the issuance of 149,925 shares of the Company’s common stock. We expect to settle the remaining balance with additional issuances of the Company’s common stock in the near future.

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

Effective on October 13, 2026, the Company effectuated the following corporate actions:

1. Amended the Company’s Restated Articles of Incorporation, as amended and, as filed with the Nevada Secretary of State (the “Articles of Incorporation”) to effect a 1-for-100 reverse stock split of our issued and outstanding Common Stock (the “Reverse Stock Split”);

2. Amended the Company’s Articles of Incorporation to decrease the Company’s authorized capital from 300,000,000,000 shares, consisting of 270,000,000,000 shares of common stock, par value $0.0001, and 30,000,000,000 shares of preferred stock, par value $0.0001, to 1,000,000,000 shares, consisting of 970,000,000 shares of common stock, par value $0.0001 per share, and 30,000,000 shares of preferred stock, par value $0.0001 per share;

3. Amended the Company’s Articles of Incorporation to change the Company’s name to United KSK Corporation and changed its symbol to “UKSK”; and

4. Adopted the United KSK Corporation 2026 Stock Incentive Plan (the “2026 Plan”), covering 590,000 shares of the Company’s common stock.

The foregoing description of the 2026 Plan is not complete and is qualified in its entirety by reference to the complete text of the 2026 Plan, which is incorporated herein by reference and attached hereto as Exhibit 10.13.

The Company, through its subsidiary UWMC, is principally engaged in the logistic services, warehousing service and financial consulting services in Hong Kong. UWMC’s businesses are operated through three subsidiaries organized in Hong Kong: KSK Logistic Limited (“KSK”), United Warehouse Management Limited (“UWML”) and Propose Enterprise Limited (“PEL”), which provide the following services:

•	KSK: Provides logistic services for last mile deliveries for retail and business customers with a focus on the cable and data equipment industry;
•	UWML: Provides warehousing and distribution services; and
•	PEL: Provides business advisory solutions to customers which may provide a lead to our logistic, warehousing services and procurement service for material and supplies.

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

Our corporate structure is described below:

We are authorized to issue up to 970,000,000 shares of our common stock, par value $0.0001. Our Board has also designated the following classes of preferred stock: (i) the Series A Preferred Stock,” par value $0.0001, with 10,000,000 authorized shares, all of which are issued and outstanding; (ii) “Series B Preferred Stock,” par value $0.0001, with 1,000,000 authorized shares, 366,346 of which are issued and outstanding; and (iii) the “Series C Convertible Preferred Stock,” par value $0.001, with 1 authorized share, all of which are issued and outstanding. The voting and conversion rights of each series of preferred stock and the beneficial ownership of such securities by insiders are summarized below:

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

100% held by Lee Ying Chiu Herbert.

Young Chi Kin Eric and Chan Sze Yu our Chief Executive Officer, Chief Financial Officer, Secretary and Director, will be entitled to control approximately 99.81% and 0.02%, respectively, of our voting power on matters submitted to a vote of the shareholders, as calculated on a fully diluted basis. Young Chi Kin Eric holds 10,000,000 shares of the Company’s Series A Preferred Stock which entitles him to vote on all matters submitted to a vote of the shareholders together with the Common Stock holders with each one share of Series A Preferred Stock having 200 votes. We do not intend to utilize controlled company exemptions.

Current Revenue Generating Operation.

BUSINESS SEGMENT INFORMATION

The following table summarizes revenue from contracts with customers, disaggregated by revenue source and the related segments, for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
Types of segments/revenue sources	2026	2025

Supply chain segment:
Logistic services	$1,382,470	$1,212,610
Warehousing services	1,077,511	1,093,710
Procurement income	321,168	–
	2,781,149	2,306,320
Financial segment:
Financial consulting services	197,243	172,575

	$2,978,392	$2,478,895

The following table summarizes revenue from contracts with customers, disaggregated by revenue source and the related segments, for the three months ended September 30, 2026 and 2025:

	Three Months ended September 30,
Types of segments/revenue sources	2026	2025

Supply chain segment:
Logistic services	$489,072	$462,498
Warehousing services	389,137	425,070
Procurement income	147,911	–
	1,026,120	887,568
Financial segment:
Financial consulting services	95,101	60,536

	$1,121,221	$948,104

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

Procurement income

During the second quarter of 2026, PEL launched a new line of procurement service to support the sourcing and delivery of certain material and supplies. In order to further strengthen and expand UKSK’s business development, PEL will explore more potential sourcing businesses in future.

Business Consulting

PEL provides business consultation services primarily to support the growth of KSK and UWML by advising on clients, funding, and operational partnerships. PEL expects to organically expand its business consulting services by serving existing clients and obtaining new business opportunities through referrals from clients or personal contacts of our management. In addition, during 2026, PEL intends to engage with relevant industry professionals to explore potential acquisitions or strategic partnerships in order to further strengthen and expand UKSK’s business development. In the future, PEL may share personnel and other resources with our logistics and warehousing operations to better integrate business development and operational support.

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

Results of Operations.

Three Months Ended September 30, 2026, as compared to Three Months Ended September 30, 2025

The following table sets forth selected financial information from our statements of comprehensive income for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025

Revenues, net	$1,121,221	$948,104
Cost of revenues	(559,826)	(556,744)
Gross profit	561,395	391,360
Operating expenses:
General and administrative expenses	(797,890)	(327,884)
Total operating expenses	(797,890)	(327,884)
(Loss) income from operations	(236,495)	63,476
Interest income	17	118
Interest expense	(33,823)	(45,977)
(Loss) income before income taxes	(270,301)	17,617
Income tax expense	2,968	(12,519)
Net (loss) income	$(267,333)	$5,098

Revenues

The Company currently generates four sources of revenue:

	Three Months Ended September 30,
	2026	2025

Logistic service income	$489,072	$462,498
Warehousing service income	389,137	425,070
Procurement income	147,911	–
Financial consulting income	95,101	60,536
	$1,121,221	$948,104

All of our revenues are derived in Hong Kong.

Revenues from logistic solution services to the customers, in which such local transportation, delivery and packaging services at the time the customers require packed products to be shipped by the Company to domestic destinations designed by the customers. The Company’s performance obligation has been satisfied when the products had been delivered to the designated recipient and confirmed the completion with customer. Generally, the Company will reconcile the delivery order with customer monthly and recognized revenue after completion of monthly reconciliation. The Company will issue invoices to customers at each month end, and usually provide the receivable in a credit term of 30 days.

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

Revenues of $1,121,221 for the three months ended September 30, 2026, increased by $173,117 or 18% from $948,104 in the same period of 2025, which was mainly due to new trading business started on April 2026. Revenues of $948,104 for the three months ended September 30, 2025, consisted mainly logistics and warehousing services.

For the three months ended September 30, 2026 and 2025, the individual customer who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at period-end dates, are presented as follows:

	Three months ended September 30, 2026		September 30, 2026
Major Customer	Revenues	Percentage of revenues	Accounts receivable
Kwai Bon Transportation Limited	$398,045	35.51%	$210,759
Lei Tat Trading (International) Limited	169,826	15.15%	6,394
Pro King International Warehouse Limited	166,622	14.87%	44,608
Total:	$734,493	65.53%	$261,761

	Three months ended September 30, 2025		September 30, 2025
Major Customer	Revenues	Percentage of revenues	Accounts receivable
Kwai Bon Transportation Limited	$549,553	57.96%	$329,478
Lei Tat Trading (International) Limited	163,653	17.26%	29,558
Pro King International Warehouse Limited	134,257	14.16%	89,959
Total:	$847,463	89.38%	$448,995

These customers are located in Hong Kong.

Cost of Revenues

Cost of revenues of $559,826 for the three months ended September 30, 2026, consisted primarily of the direct wages, telemarketing service charges, depreciation, amortization of right-of-use assets and delivery charges. Cost of revenues increased by $3,082, as compared to $556,744 in the same period of 2025, which was mainly due to the decrease in direct operating costs in logistic services. Cost of revenues of $556,744 for the three months ended September 30, 2025, consisted primarily of the direct wages, telemarketing service charges, depreciation and amortization of right-of-use assets.

For the three months ended September 30, 2026 and 2025, the individual vendor who accounted for 10% or more of the Company’s direct operating cost and its outstanding payable balances at period-end dates, are presented as follows:

	Three months ended September 30, 2026		September 30, 2026
Vendor	Cost of revenues	Percentage of cost of revenues	Accounts payable
8M Limited	$101,022	18.05%	$42,490
Ching Fung E-Commerce Logistics Limited	77,207	13.79%	17,427
Speedy Transportation Company	70,788	12.64%	37,695
Hing Shing Logistics Limited	68,391	12.22%	39,160
Giant Winner Limited	58,166	10.39%	–
Total:	$375,574	67.09%	$136,772

	Three months ended September 30, 2025		September 30, 2025
Vendor	Cost of revenues	Percentage of cost of revenues	Accounts payable
Ching Fung E-Commerce Logistics Limited	$200,985	36.10%	$71,453
Ten Month Limited	103,783	18.64%	42,979
Total:	$304,768	54.74%	$114,432

These vendors are located in Hong Kong.

Gross Profit

We achieved a gross profit of $561,395 and $391,360 for the three months ended September 30, 2026 and 2025, respectively. The increase in gross profit is attributable to an increase in rendering trading, logistics and warehousing services.

Operating Expenses:

General and Administrative Expenses (“G&A”): General and administrative expenses of $797,890 and $327,884 for the three months ended September 30, 2026, and 2025, respectively. These expenses primarily include payroll, office operating costs, consultancy fee, as well as professional fees.

Income Tax Income (Expense)

We incurred income tax benefit of $2,968 and income tax expenses of $12,519 during the three months ended September 30, 2026 and 2025, respectively.

Nine months Ended September 30, 2026, as compared to Nine months Ended September 30, 2025

The following table sets forth selected financial information from our statements of comprehensive income for the nine months ended September 30, 2026 and 2025:

	Nine months Ended September 30,
	2026	2025

Revenues, net	$2,978,392	$2,478,895
Cost of revenues	(1,399,119)	(1,459,626)
Gross profit	1,579,273	1,019,269
Operating expenses:
General and administrative expenses	(1,529,244)	(870,363)
Total operating expenses	(1,529,244)	(870,363)
(Loss) income from operations	50,029	148,906
Interest income	99	592
Interest expense	(114,438)	(169,965)
Gain on disposal of property and equipment	5,151	–
Gain on debt extinguishment	–	170,000
(Loss) income before income taxes	(59,159)	149,533
Income tax expense	(33,283)	(29,657)
Net (loss) income	$(92,442)	$119,876

Revenues

The Company currently generates four types of revenue:

	Nine months Ended September 30,
	2026	2025

Logistic service income	$1,382,470	$1,212,610
Warehousing service income	1,077,511	1,093,710
Procurement income	321,168	–
Financial consulting income	197,243	172,575
	$2,978,392	$2,478,895

All of our revenues are derived in Hong Kong.

Revenues from logistic solution services to the customers, in which such local transportation, delivery and packaging services at the time the customers require packed products to be shipped by the Company to domestic destinations designed by the customers. The Company’s performance obligation has been satisfied when the products had been delivered to the designated recipient and confirmed the completion with customer. Generally, the Company will reconcile the delivery order with customer monthly and recognized revenue after completion of monthly reconciliation. The Company will issue invoices to customers at each month end, and usually provide the receivable in a credit term of 30 days.

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

Revenues of $2,978,392 for the nine months ended September 30, 2026, increased by $499,497 or 20% from $2,478,895 in the same period of 2025, which was mainly due to new trading business started on April 2026. Revenues of $2,478,895 for the nine months ended September 30, 2025, consisted mainly logistics and warehousing services.

For the nine months ended September 30, 2026 and 2025, the individual customer who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at period-end dates, are presented as follows:

	Nine months ended September 30, 2026		September 30, 2026
Major Customer	Revenues	Percentage of revenues	Accounts receivable
Kwai Bon Transportation Limited	$1,213,564	40.75%	$210,759
Lei Tat Trading (International) Limited	505,432	16.97%	6,394
Pro King International Warehouse Limited	446,953	15.01%	44,608
Total:	$2,165,949	72.72%	$261,761

	Nine months ended September 30, 2025		September 30, 2025
Major Customer	Revenues	Percentage of revenues	Accounts receivable
Kwai Bon Transportation Limited	$1,280,272	51.65%	$329,478
Lei Tat Trading (International) Limited	487,063	19.65%	29,558
Pro King International Warehouse Limited	390,843	15.77%	89,959
Total:	$2,158,178	87.07%	$448,995

These customers are located in Hong Kong.

Cost of Revenues

Cost of revenues of $1,399,119 for the nine months ended September 30, 2026, consisted primarily of the direct wages, telemarketing service charges, depreciation, amortization of right-of-use assets and delivery charges. Cost of revenues decreased by $60,507 or 4% as compared to $1,459,626 in the same period of 2025, which was mainly due to the decrease in direct operating costs in logistic services. Cost of revenues of $1,459,626 for the nine months ended September 30, 2025, consisted primarily of the direct wages, telemarketing service charges, depreciation and amortization of right-of-use assets.

For the nine months ended September 30, 2026 and 2025, the individual vendor who accounted for 10% or more of the Company’s direct operating cost and its outstanding payable balances at period-end dates, are presented as follows:

	Nine months ended September 30, 2026		September 30, 2026
Vendor	Cost of revenues	Percentage of cost of revenues	Accounts payable
Ching Fung E-Commerce Logistics Limited	$332,986	23.80%	$13,058
Mutual Trust Electrical Engineering Company	203,137	14.52%	–
Giant Winner Limited	175,882	12.57%	–
Total:	$712,005	50.88%	$13,058

	Nine months ended September 30, 2025		September 30, 2025
Vendor	Cost of revenues	Percentage of cost of revenues	Accounts payable
Ching Fung E-Commerce Logistics Limited	$470,460	32.23%	$78,922
Ten Month Limited	316,370	21.67%	31,102
Total:	$786,830	53.90%	$110,024

These vendors are located in Hong Kong.

Gross Profit

We achieved a gross profit of $1,579,273 and $1,019,269 for the nine months ended September 30, 2026 and 2025, respectively. The increase in gross profit is attributable to an increase in rendering trading, logistics and warehousing services.

Operating Expenses:

General and Administrative Expenses (“G&A”): General and administrative expenses of $1,529,244 and $870,363 for the nine months ended September 30, 2026, and 2025, respectively. These expenses primarily include payroll, office operating costs, as well as professional fees.

Income Tax Expense

We incurred income tax expense of $33,283 and $29,657 during the nine months ended September 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

Working Capital

As of September 30, 2026, we had cash and cash equivalents of $490,555, prepaid expenses and other current assets of $43,810 and accounts receivable, net of $380,624.

As of December 31, 2025, we had cash and cash equivalents of $762,322, prepaid expenses and other current assets of $19,311 and accounts receivable, net of $479,271.

As of September 30, 2026 and December 31, 2025, we had working capital deficit of $4,057,782 and $4,174,745, respectively.

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

Cash Flows

The following summarizes the key component of our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine months Ended September 30,
	2026	2025
Net cash provided by operating activities	$651,686	$99,343
Net cash provided by (used in) investing activities	13,096	(826,413)
Net cash (used in) provided by financing activities	$(930,866)	$788,965

Net Cash Provided by Operating Activities

For the nine months ended September 30, 2026, net cash provided by operating activities was $651,686, which consisted primarily of net loss of $92,442, adjusted for non-cash items of depreciation of property and equipment of $203,953, amortization of right-of-use assets of $119,730, imputed interest expenses on operating lease liabilities of $70,118, non-cash interest on earn-out payable of $114,438, together with a decrease in accounts receivable of $98,647, an increase in accounts payable of $81,695 and an increase in income tax payable of $33,283, offset by adjusted for non-cash item of gain on disposal of property and equipment of $5,151, together with an increase in prepaid expenses and other current assets of $24,499, increase in accrued liabilities and other payables of $215,857 and a decrease in operating lease liabilities of $163,943.

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

Net Cash Provided By (Used In) Investing Activities

For the nine months ended September 30, 2026, net cash provided by investing activities of $13,096 which consisted primarily of $19,200 for proceeds from disposal of property and equipment, offset by $6,104 for purchase of property and equipment during the period.

For the nine months ended September 30, 2025, net cash used in investing activities of $826,413 represents purchase of property and equipment during the period.

Net Cash (Used In) Provided by Financing Activities

For the nine months ended September 30, 2026, net cash used in financing activities of $930,866, which consisted primarily of $1,333,961 repayment to our director and $300,765 repayment to our shareholder, offset by $350,000 proceeds from private placements, $187,488 advance from our shareholder and $166,372 advance from our director.

For the nine months ended September 30, 2025, net cash provided by financing activities of $788,965 which consisted primarily of $503,094 advance from the Company’s shareholder, $561,315 advance from the Company’s director, $125,654 repayment to the shareholder and $149,790 repayment to the director.

All advances are interest-free and repayable on demand.

Material Cash Requirements

As of September 30, 2026, we had an accumulated losses of $5,818,332. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

Contractual Obligations and Commercial Commitments

On August 15, 2024, we, UWMC and eleven shareholders of UWMC entered into a Share Exchange Agreement (the “SEA”) pursuant to which the shareholders of UWMC agreed to transfer to us 4,000 shares of UWMC, constituting all of the issued and outstanding securities of UWMC, in exchange for 1,481,482 shares of our common stock (the “Acquisition Shares”). In addition to the Acquisition Shares, we agreed to make earnout payments in the aggregate amount of $5.5 million (collectively, the “Earn Out Payments”) upon UWMC’s achievement of certain net income performance milestones during each six-month period ending September 30 and December 31 (each, a “Performance Period”) for a total of nine Performance Periods. The Earn Out Payments will be payable in the form of interest free promissory notes and shared equally among Chan Sze Yu, Fong Hiu Ching and Young Chi Kin Eric, who are also our shareholders.

As of September 30, 2026 and December 31, 2025, pursuant to the terms and calculations of the earnout provision, management has determined the final earnout of $3.0 million and $2.5 million, respectively, being vested pursuant to the agreement. As of September 30, 2026, the $2.5 million earnout amount has not been paid to these shareholders and recognized as “earn-out payable” on the unaudited condensed consolidated balance sheets.

Except as noted above, we had no other contractual obligations and material commercial commitments as of September 30, 2026.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that were effective as of September 30, 2026.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the period ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the period ended September 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation (1)
3.2	Amended and Restated Certificate of Designation, Preferences and Rights of Series B Preferred Stock (2)
3.3	Certificate of Amendment to Restated Articles of Incorporation filed January 17, 2023 (3)
3.4	Certificate of Amendment to Restated Articles of Incorporation filed April 23, 2024 (3)
3.5	Bylaws (1)
4.1	Specimen certificate evidencing shares of Common Stock (1)
4.2	Description of Securities*
10.1	Stock Purchase Agreement, dated August 15, 2024, by and between Marvion Inc., United Warehouse Management Corp., a British Virgin Islands corporation, and the shareholders of United Warehouse Management Corp. (5)
10.2	Form of Promissory Note made by Marvion Inc. in favor of Chan Sze Yu. (5)
10.3	Form of Promissory Note made by Marvion Inc. in favor of Fong Hiu Ching. (5)
10.4	Form of Promissory Note made by Marvion Inc. in favor of Young Chi Kin Eric. (5)
10.5	Share Exchange Agreement Version 2021001 posted and available for public on 18 October, 2021 on http://www.marvion.media (1)
10.6	Confirmation dated October 18, 2021 by and among Lee Ying Chiu Herbert, So Han Meng Julian and Bonanza Goldfields Corp. (1)
10.7	Lease, dated April 1, 2024, by and between Giant Winner Limited and United Warehouse Management Limited covering 80,000 sq. ft. (4)
10.8	Lease, dated July 12, 2023, by and between Cheung Shun Shui and United Warehouse Management Limited(4)
10.9	Marvion Inc. 2023 Incentive Stock Plan (6)
10.10	First Amendment to the Marvion Inc. 2023 Stock Incentive Plan (7)
10.11	Service Agreement, dated October 2, 2024, by and between United Warehouse Limited and StarWarehouse Engineering Limited (8)
10.12	Settlement and Share Issuance Agreement, dated December 30, 2025, by and between Marvion Inc., United Warehouse Management Limited and Star Warehouse Engineering Limited (9)
10.13	United KSK Corporation 2026 Stock Incentive Plan (10)
21	Subsidiaries*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

_______________________

*	Filed Herewith.

(1)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 26, 2021.
(2)	Incorporated by reference to the Exhibits to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on December 14, 2021.
(3)	Incorporated by reference to the Exhibits to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2024.
(4)	Incorporated by reference to the Exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2024.
(5)	Incorporated by reference to the Exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2024.
(6)	Incorporated by reference to the Exhibit 99.1 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 21, 2023.
(7)	Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 11, 2025.
(8)	Incorporated by reference to the Exhibits to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2024.
(9)	Incorporated by reference to the Exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2025.
(10)	Incorporated by reference to Annex B to the Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on September 15, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED KSK CORPORATION

Date: November 12, 2026	By:	/s/ Chan Sze Yu
Name: Chan Sze Yu
Title: Chief Executive Officer and Chief Financial Officer

